Form 10-Q
period 2021-03-31
Sun Country Airlines Holdings, Inc.
filed 2021-05-06
CIK 1743907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40217

Sun Country Airlines Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4092570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2005 Cargo Road
Minneapolis, Minnesota	55450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 681-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SNCY	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
	Smaller reporting company ☐	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of March 31, 2021:

Common Stock, $0.01 par value – 57,153,467 shares outstanding

Sun Country Airlines Holdings, Inc.

Form 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets:
Cash and Equivalents	$269,599	$62,028
Restricted Cash	6,019	8,335
Investments	5,777	5,624
Accounts Receivable, net of an allowance for credit losses of $293 and $224, respectively	25,897	28,690
Short-term Lessor Maintenance Deposits	1,723	3,101
Inventory, net of a reserve for obsolescence of $1,089 and $996, respectively	5,457	5,407
Prepaid Expenses	11,678	8,002
Derivative Assets	1,205	—
Other Current Assets	804	5,553
Total Current Assets	328,159	126,740

Property & Equipment, net:
Aircraft and Flight Equipment	384,950	331,685
Leasehold Improvements and Ground Equipment	13,856	13,526
Computer Hardware and Software	7,949	7,845
Finance Lease Assets	117,833	117,833
Rotable Parts	8,808	8,691
Property & Equipment	533,396	479,580
Accumulated Depreciation & Amortization	(76,467)	(65,065)
Total Property & Equipment, net	456,929	414,515

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net	92,110	93,110
Operating Lease Right-of-use Assets	80,587	121,269
Aircraft Lease Deposits	8,027	10,253
Long-term Lessor Maintenance Deposits	18,855	22,584
Deferred Tax Asset	30,810	36,216
Other Assets	6,502	6,357
Total Other Assets	459,114	512,012
Total Assets	$1,244,202	$1,053,267

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$34,171	$34,035
Accrued Salaries, Wages, and Benefits	16,870	16,368
Accrued Transportation Taxes	10,402	5,883
Air Traffic Liabilities	94,733	101,075
Derivative Liabilities	—	1,174
Over-market Liabilities	5,487	9,281
Finance Lease Obligations	9,995	11,460
Loyalty Program Liabilities	7,115	7,016
Operating Lease Obligations	20,672	34,492
Current Maturities of Long-term Debt	29,232	26,118
Other Current Liabilities	8,963	6,841
Total Current Liabilities	237,640	253,743

Long-term Liabilities:
Over-market Liabilities	16,113	28,128
Finance Lease Obligations	93,293	95,710
Loyalty Program Liabilities	13,659	15,053
Operating Lease Obligations	77,840	112,707
Long-term Debt	274,109	256,345
Income Tax Receivable Agreement Liability	115,200	—
Other Long-term Liabilities	6,388	7,764
Total Long-term Liabilities	596,602	515,707

Total Liabilities	834,242	769,450

Commitments and Contingencies

Stockholders' Equity:
Common Stock	572	468
Common stock with $0.01 par value, 995,000,000 shares authorized, 57,153,467 and 46,839,659 issued at March 31, 2021 and December 31, 2020, respectively.
Loans to Stockholders	—	(3,500)
Additional Paid In Capital	473,848	248,525
Retained Earnings / (Deficit)	(64,460)	38,324
Total Stockholders' Equity	409,960	283,817
Total Liabilities and Stockholders' Equity	$1,244,202	$1,053,267

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Revenues:
Passenger	$104,195	$178,486
Cargo	21,585	—
Other	1,831	1,844
Total Operating Revenue	127,611	180,330

Operating Expenses:
Aircraft Fuel	24,274	55,561
Salaries, Wages, and Benefits	44,075	38,091
Aircraft Rent	5,599	11,032
Maintenance	9,210	6,478
Sales and Marketing	5,110	8,572
Depreciation and Amortization	12,615	10,527
Ground Handling	5,230	9,292
Landing Fees and Airport Rent	8,785	11,114
Special Items, net	(26,871)	—
Other Operating, net	14,651	14,433
Total Operating Expenses	102,678	165,100
Operating Income	24,933	15,230

Non-operating Income (Expense):
Interest Income	15	251
Interest Expense	(7,121)	(5,616)
Other, net	(5)	(169)
Total Non-operating Expense, net	(7,111)	(5,534)

Income before Income Tax	17,822	9,696
Income Tax Expense	5,406	2,445
Net Income	$12,416	$7,251

Net Income per share to common stockholders:
Basic	$0.26	$0.16
Diluted	$0.24	$0.15
Shares used for computation:
Basic	48,496,077	46,805,951
Diluted	52,508,186	48,225,603

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2020
		Common Stock		Loans to	Additional	Retained
	Warrants	Shares	Amount	Stockholders	Paid-In Capital	Earnings	Total
December 31, 2019	40,005,885	6,800,065	$68	$(3,500)	$244,928	$42,228	$283,724
Exercise of Apollo Warrants	(40,005,885)	40,005,885	400	—	(379)	—	21
Net Income	—	—	—	—	—	7,251	7,251
Stock-based Compensation	—	—	—	—	369	—	369
March 31, 2020	—	46,805,950	$468	$(3,500)	$244,918	$49,479	$291,365

Three Months Ended March 31, 2021
		Common Stock		Loans to	Additional	Retained
	Warrants	Shares	Amount	Stockholders	Paid-In Capital	Earnings	Total
December 31, 2020	—	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817
Shares Surrendered by Stockholders	—	(140,737)	(1)	3,500	(3,499)	—	—
Initial Public Offering	—	10,454,545	105	—	224,552	—	224,657
Net Income	—	—	—	—	—	12,416	12,416
Income Tax Receivable Agreement	—	—	—	—	—	(115,200)	(115,200)
Amazon Warrants	—	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	—	2,870	—	2,870
March 31, 2021	—	57,153,467	$572	$—	$473,848	$(64,460)	$409,960

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$12,416	$7,251
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	12,615	10,527
Reduction in Operating Lease Right-of-use Assets	5,401	6,951
Non-Cash Loss on Asset Transactions, net	(8,729)	72
Unrealized Loss (Gain) on Fuel Derivatives	(2,386)	21,752
Amortization of Over-market Liabilities	(2,004)	(2,913)
Deferred Income Taxes	5,406	2,471
Amazon Warrants Vested	1,400	—
Stock-based Compensation Expense	2,870	369
Amortization of Debt Issuance Costs	1,496	708

Changes in Operating Assets and Liabilities:
Accounts Receivable	2,358	5,322
Inventory	(173)	(367)
Prepaid Expenses	(3,676)	(403)
Lessor Maintenance Deposits	(2,219)	(5,476)
Aircraft Lease Deposits	2,226	600
Other Assets	233	(2,313)
Accounts Payable	626	7,107
Accrued Transportation Taxes	4,519	(10,539)
Air Traffic Liabilities	(6,343)	(21,903)
Loyalty Program Liabilities	(1,295)	(570)
Reduction in Operating Lease Obligations	(10,722)	(7,803)
Other Liabilities	1,820	3,015
Net Cash Provided by Operating Activities	15,839	13,858

Cash Flows from Investing Activities:
Purchases of Property & Equipment	(54,399)	(75,250)
Purchase of Investments	(337)	—
Proceeds from the Sale of Investments	184	202
Net Cash Used in Investing Activities	(54,552)	(75,048)

Cash Flows from Financing Activities:
Cash Received from Stock Offering	235,894	—
Costs of Stock Offering	(7,226)	—
Proceeds Received from Exercise of Apollo Warrants	—	21
Proceeds from Borrowings	68,000	108,777
Repayment of Finance Lease Obligations	(3,911)	(4,256)
Repayment of Borrowings	(46,068)	(47,255)
Debt Issuance Costs	(2,721)	(2,432)
Net Cash Provided by Financing Activities	243,968	54,855

Net Increase / (Decrease) in Cash, Cash Equivalents and Restricted Cash	205,255	(6,335)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	70,363	64,478

Cash, Cash Equivalents and Restricted Cash--End of the Period	$275,618	$58,143

Supplemental information:
Cash Payments for Interest	$2,728	$3,278
Cash Payments (Receipts) for Income Taxes, net	$(7)	$(55)
Non-cash transactions:
Lease Deposits Applied Against the Purchase of Aircraft	$2,766	$—
Purchases of Property & Equipment in Accounts Payable	$243	$1,186
Costs of Stock Offering in Accounts Payable	$1,829	$—

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Consolidated Balance Sheets:
	March 31, 2021	March 31, 2020
Cash and Equivalents	$269,599	$53,112
Restricted Cash	6,019	5,031
Total Cash, Cash Equivalents and Restricted Cash	$275,618	$58,143

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.	COMPANY BACKGROUND

Sun Country Airlines Holdings, Inc. is the parent company of Sun Country, Inc., which is a certificated air carrier providing scheduled passenger service, cargo customers, charter air transportation and related services. Services are provided to the general public, Amazon, military branches, wholesale tour operators, individual entities, schools and companies for air transportation to various U.S. and international destinations. Except as otherwise stated, the financial information, accounting policies, and activities of Sun Country Airlines Holdings, Inc. are referred to as those of the Company (the “Company” or “Sun Country”).

Stock Split

In March 2021, the Company effected an approximately 18.8886 for 1 stock split of its common stock (the “Stock Split”), with exercise prices for outstanding warrants and options adjusted accordingly by dividing such prices by the Stock Split ratio. The par value of the common stock was not adjusted as a result of the Stock Split. As a result of the Stock Split, the Company issued an additional 44,226,587 shares of common stock. All references to common stock, warrants to purchase common stock, stock options, per share amounts and related information contained in the accompanying Condensed Consolidated Financial Statements and applicable disclosures have been retroactively adjusted to reflect the effect of the Stock Split for all periods.

Initial Public Offering of Common Stock and Concurrent Private Placements

On March 16, 2021, the Company priced its initial public offering of 9,090,909 shares of common stock to the public at $24.00 per share. The stock began trading on the NASDAQ on March 17, 2021 under the symbol SNCY. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued on March 19, 2021 and the net proceeds to the Company were $224,657 after deducting underwriting discounts and commissions, and other offering expenses.

Concurrently with the closing of the initial public offering, SCA Horus Holdings, LLC, an affiliate of investment funds managed by affiliates of Apollo Global Management (the “Apollo Stockholder”), also completed a concurrent private placement in which the Apollo Stockholder sold 2,216,312 and 2,216,308 shares of common stock to PAR Investment Partners, L.P. and certain funds or accounts managed by an investment adviser subsidiary of Blackrock, Inc., respectively. Each of the two sales was based on an aggregate purchase price of $50,000 and a price per share equal to 94% of the initial public offering price of $24.00 per share.

Amazon Agreement

On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon.com Services, Inc. (together with its affiliates, “Amazon”) to provide cargo services under an Air Transportation Services Agreement (the “ATSA”). The agreement is structured for the Company to provide crew, maintenance, and insurance (“CMI”) services to Amazon. Sun Country began flying for Amazon in May 2020.  On June 27, 2020, Amazon and the Company signed an amendment to the December 2019 agreement that increased the aircraft Sun Country operates from 10 to 12.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

In December 2019, in connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. The exercise period of these warrants is through the eighth anniversary of the issue date. Of the 9,482,606 total Amazon warrants issued, 632,183 vested upon execution of the ATSA in December 2019.  Thereafter, an additional 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company.  During the three months ended March 31, 2021, 189,652 warrants vested and the cumulative warrants vested as of March 31, 2021 were 1,074,704. No warrants vested during the three months ended March 31, 2020.

2.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report for the year ended December 31, 2020, which is included in the Company’s Final Prospectus dated March 16, 2021. During the three months ended March 31, 2021, there were no significant changes to the Company’s critical accounting policies.

Certain prior period Stockholders’ Equity amounts were reclassified to conform to the current period presentation. This involved reducing the Common Stock values to $0.01 times the Shares outstanding and reclassifying those dollars to Additional Paid-In Capital. These reclasses were $238,694 as of December 31, 2020 and March 31, 2020. The reclass as of December 31, 2019 was $239,073. Also, historical shares of common stock have been adjusted to reflect the March 2021 approximately 18.8886 for 1 stock split.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, equity-based compensation, tax receivable agreement, impairment of goodwill, impairment of long-lived and intangible assets, air traffic liabilities, the loyalty program, as well as the valuation of Amazon warrants.

Due to severe impacts from the global coronavirus (“COVID-19”) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three months ended March 31, 2021 are not necessarily indicative of operating results for future quarters or for the year ended December 31, 2021. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, disease outbreaks, fears of terrorism or war, and other factors beyond the Company’s control.

The Company operates its fiscal year on a calendar year basis.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Recently Adopted Accounting Standards

Income Taxes-Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocation, recognizing deferred tax liabilities for outside basis differences, and calculating income taxes in interim periods. The guidance also reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. The standard was adopted prospectively effective January 1, 2021 and it did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Simplifying the Test for Goodwill Impairment - In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Simplifying the Test for Goodwill Impairment. The new standard eliminates Step 2 from the goodwill impairment test. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard was adopted and applied prospectively by the Company on April 1, 2020, and it did not have an impact on the Company’s Condensed Consolidated Financial Statements.

Financial Instruments—Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the use of an expected loss model on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, entities are required to estimate lifetime expected credit losses. This accounting standard was adopted prospectively on April 1, 2020, and it did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

3.	IMPACT OF THE COVID-19 PANDEMIC

All major U.S. passenger airlines were negatively impacted by the declining demand environment resulting from the COVID-19 pandemic. The U.S. Department of State has issued international travel advisories and restrictions and the U.S. federal government has also implemented enhanced screenings and quarantine requirements in connection with the outbreak. State and local governments may have additional restrictions that adversely impact travel. In addition, the U.S. Centers for Disease Control has issued travel advisories for domestic travel within the United States. Certain Latin American countries where the Company operates scheduled passenger service have also restricted travel to residents only. Accordingly, the Company experienced a dramatic decline in flight bookings and an increase in cancellations beginning in March 2020, as a result of the outbreak. In addition, the federal government has encouraged social distancing efforts and limits on gathering size. Many popular tourist destinations have been closed, or operations are being curtailed, reducing the demand for leisure air travel.

The continued distribution of effective vaccines and the easing of travel advisories and restrictions has lead to growing customer confidence and increased demand. There have been fluctuations in the rate of infections during 2021 and the U.S. Food and Drug Administration has issued an emergency use authorization for COVID-19 vaccines.

The timing and pace of the recovery from the COVID-19 pandemic are uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others,

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. Federal, state, and local authorities have at various times instituted measures such as imposing self-quarantine requirements, issuing directives forcing businesses to temporarily close, restricting international air travel, and issuing shelter-in-place and similar orders limiting the movement of individuals. Additionally, certain businesses have restricted non-essential travel for their employees.

The Company’s charter air transportation services have also been impacted due to a decline in international military charter service, the suspension or cancellation of major U.S. professional and college sports, and the voluntary or mandated closing of casinos. In addition, the Company has experienced increased competition for domestic charters as competitors are now offering charter services with otherwise grounded aircraft due to a decline in their passenger service.

As the COVID-19 pandemic continues to evolve, the Company’s financial and operational outlook remains subject to change. Despite the pandemic’s impact on the Company’s passenger segment, the Company has continued to provide air cargo service under the ATSA as planned.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was passed by the U.S. Government. The provisions in the act provide for economic relief to eligible individuals and businesses affected by COVID-19. As a provider of scheduled passenger service, air cargo service, charter air transportation and related services, the Company is eligible for and has received certain benefits outlined in the CARES Act including but not limited to payroll tax breaks, government grants and government loans.

The grant amount recognized under the CARES Act Payroll Support Program for the year ended December 31, 2020 was $62,312 and was recorded in Special Items, net. During the first quarter of 2021, the Company received and recognized as income $32,208 from the Treasury under the Payroll Support Program Extension (“PSP2”). Subsequent to the first quarter of 2021, on April 22, 2021, the Company received an additional $4,831 from the Treasury as a top-off grant under PSP2.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”) which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2020, the Company recorded $2,328 related to the CARES Employee Retention Credit within Special Items, net and an additional $334 was recognized in the first quarter of 2021.

Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the Treasury on October 26, 2020, which was repaid in full on March 24, 2021.

Further, the Company was notified on April 15, 2021 that it will receive a grant of approximately $34,547 under the American Rescue Plan Act of 2021 (“PSP3”) enacted on March 11, 2021, in which the Treasury is authorized to provide additional assistance to passenger air carriers and contractors that received financial assistance under the CARES Act. Of this grant amount, $17,274 was received on April 29, 2021.

In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

requirement that certain levels of commercial air service be maintained until March 1, 2021, or if ordered by the DOT, March 1, 2022; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until the later of March 31, which was extended to September 30, 2022 under PSP3; and restrictions on the payment of certain executive compensation until the October 1, 2022, which was extended to April 1, 2023 under PSP3.

4.	REVENUE

Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams and casinos. Ancillary revenues consist of revenue earned from air travel-related services such as baggage fees, seat selection fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft under the ATSA. Other revenue consists primarily of revenue from services in connection with Sun Country Vacation products.

The significant categories comprising Operating Revenues are as follows:

	Three Months Ended March 31,
	2021	2020
Scheduled service	$54,620	$114,228
Charter service	25,805	29,227
Ancillary	23,770	35,031
Passenger	104,195	178,486
Cargo	21,585	—
Other	1,831	1,844
Total Operating Revenue	$127,611	$180,330

The Company attributes and measures its Operating Revenue by geographic region as defined by the Department of Transportation for airline reporting based upon the origin of each passenger and cargo flight segment.

The Company’s operations are highly concentrated in the U.S. but include service to many international locations, primarily based on scheduled service to Latin America during the winter season and on military charter services.

Total Operating Revenue by geographic region are as follows:

	Three Months Ended March 31,
	2021	2020
Domestic	$119,312	$163,038
Latin America	7,877	17,076
Other	422	216
Total Operating Revenue	$127,611	$180,330

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Contract Balances

The Company’s contract assets primarily relate to costs incurred to get the 12 Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets. The amount expensed during the three months ended March 31, 2021 was $138 and is included in Maintenance expense. There was nothing expensed in the three months ended March 31, 2020, since the Amazon cargo services had not started yet.

The Company’s significant contract liabilities are comprised of 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and 3) Amazon Deferred Up-front Payment received (reported within Other Liabilities on the Condensed Consolidated Balance Sheets).

Contract Assets and Liabilities are as follows:

	March 31, 2021	December 31, 2020
Contract Assets
Costs to fulfill contract with Amazon	$3,312	$3,614

Air Traffic Liabilities	$94,733	$101,075
Loyalty Program Liabilities	20,774	22,068
Amazon Deferred Up-front Payment	5,010	5,240
Total Contract Liabilities	$120,517	$128,383

The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the period ended March 31, 2021, $60,039 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2020.

As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA. For the three months ended March 31, 2021, $231 was amortized into Cargo revenue. Nothing was amortized for the three months ended March 31, 2020 as services did not begin until the second quarter of 2020.

Loyalty Program

The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. Loyalty points are earned as a result of travel and purchases using the Company’s co- branded credit card. The balance of the Loyalty Program Liabilities fluctuates based on seasonal

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

patterns, which impact the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue).

Changes in the Loyalty Program Liabilities are as follows:

	2021	2020
Balance - January 1	$22,069	$22,892
Loyalty Points Earned	857	1,635
Loyalty Points Redeemed(1)	(2,152)	(2,206)
Balance - March 31	$20,774	$22,321

(1)	Principally relates to revenue recognized from the redemption of loyalty points for both air and non-air travel awards. Loyalty points are combined in one homogenous pool and are not separately identifiable. As such, the revenue is comprised of points that were part of the loyalty program deferred revenue balance at the beginning of the period, as well as points that were earned during the period.

The timing of loyalty point redemptions can vary significantly, however most new points, that are not left to expire, are redeemed within two years. Given the inherent uncertainty of the current operating environment due to COVID-19, the Company will continue to monitor redemption patterns and will adjust estimates in the future, which could be material.

5.	EARNINGS PER SHARE

Basic earnings per share, which excludes dilution, is computed by dividing Net Income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to share based awards is calculated by applying the treasury stock method.

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net Income	$12,416	$7,251

Denominator:
Weighted Average Common Shares Outstanding - Basic	48,496,077	46,805,951
Dilutive effect of Stock Options and Warrants (1)	4,012,109	1,419,652
Weighted Average Common Shares Outstanding - Diluted	52,508,186	48,225,603

Basic earnings per share	$0.26	$0.16
Diluted earnings per share	$0.24	$0.15

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(1)	There were 3,557,432 and 3,646,690 performance-based stock options outstanding at March 31, 2021 and 2020, respectively. As a result of the Company’s initial public offering, 75 percent of these options are expected to meet the performance conditions and are included in dilutive options at March 31, 2021. At March 31, 2020, these options were excluded from the calculation of diluted EPS since the performance conditions were not considered likely to be met.

Prior to their exercise on January 31, 2020, all 40,005,885 warrants held by the Apollo Stockholder were included in basic and diluted weighted average shares outstanding as they were equity classified, had an exercise price of approximately $0.0005, and all necessary conditions for issuance were met.

Warrants held by Amazon are included in dilutive weighted average shares outstanding as of the date the warrants vest. The unvested warrants held by Amazon have not been included in dilutive shares as their performance condition had not been satisfied.

6.	AIRCRAFT – Owned and Leased

Aircraft Fleet

The following tables summarize the Company’s aircraft fleet activity for the three months ended March 31, 2021 and 2020, respectively:

	December 31, 2020	Additions	Removals	March 31, 2021
Passenger:
Owned	14	5	—	19
Finance leases	5	—	—	5
Operating leases	12	—	(5)	7
Sun Country Airlines' Fleet	31	5	(5)	31
Cargo:
Aircraft Operated for Amazon	12	—	—	12
Total Aircraft Operated	43	5	(5)	43

The five aircraft purchased during the three months ended March 31, 2021 were financed through the Delayed Draw Term Loan Facility (see Note 7). All five of these were previously under operating leases.

	December 31, 2019	Additions	Removals	March 31, 2020
Passenger:
Owned	5	3	—	8
Finance leases	10	—	—	10
Operating leases	14	—	(1)	13
Seasonal leases	2	—	(1)	1
Sun Country Airlines' Fleet	31	3	(2)	32

The three aircraft purchased during the three months ended March 31, 2020 were financed through equipment trust certificates (see Note 7). One of these aircraft was previously under an operating lease and the other two aircraft were new to the Company’s fleet. In addition, the Company refinanced three previously owned and financed aircraft in January 2020 utilizing equipment trust certificates (see Note 7).

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The Accumulated Depreciation on owned assets was $57,950 and $52,048 as of March 31, 2021 and December 31, 2020, respectively. Depreciation expense was $8,800 and $5,121 for the three months ended March 31, 2021 and 2020, respectively.

The Accumulated Amortization on Finance Lease Assets was $18,517 and $13,018 as of March 31, 2021 and December 31, 2020, respectively. Amortization Expense was $2,692 and $4,290 for the three months ended March 31, 2021 and 2020, respectively.

Depreciation expense on owned assets and amortization expense on Finance Lease Assets are each classified in Depreciation and Amortization on the Condensed Consolidated Statements of Operations.

Aircraft Lease Payment Deferrals

During the year ended December 31, 2020 the Company negotiated rent payment deferrals with a majority of its aircraft lessors due to COVID-19 cash flow impacts. The amount deferred as of March 31, 2021 was $975, consisting of $533 under finance leases and $442 under operating leases. The amount deferred as of December 31, 2020 was $7,569, consisting of $2,133 under finance leases and $5,436 under operating leases. These deferrals are classified within the current portion of the respective lease liabilities on the Condensed Consolidated Balance Sheets.

Aircraft Maintenance Deposits Contra-Assets

At April 11, 2018 (the “Acquisition Date”), the Company established a deposit contra-asset to represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition Date. As of March 31, 2021 and December 31, 2020, the remaining balance of the contra-asset was $26,512 and $36,729, respectively. Of the $10,217 reduction in the contra-asset during the three months ended March 31, 2021, $9,880 related to the purchase of five aircrafts previously leased, whereupon the contra-assets and related maintenance deposits were written-off concurrently to Aircraft lease buy-out expense in Special Items, net (see Note 11). For the three months ended March 31, 2021 and 2020, the Company recognized none and $425, respectively, of the contra-asset as a reduction to Maintenance expense on the accompanying Condensed Consolidated Statements of Operations.

Over-market Liabilities

At the Acquisition Date, the Company acquired liabilities related to its over-market lease rates and over-market maintenance reserve payments.

As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. The remaining balance of this contra-asset as of March 31, 2021 and December 31, 2020 was $12,891 and $16,501, respectively and is recorded within Operating Lease Right-of-Use Assets. The purchase of five aircraft in March 2021 contributed $2,858 of the decrease.

As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments, the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

similar leases. The remaining balance of this liability at March 31, 2021 and December 31, 2020 was $21,600 and $37,409, respectively. Of the $15,809 reduction in the over-market maintenance reserve liabilities during the three months ended March 31, 2021, $13,805 related to the purchase of five aircrafts previously leased, whereupon the over-market liabilities for those aircraft are included in Aircraft lease buy-out expense in Special Items, net (see Note 11).

Aircraft Rent expense for the three months ended March 31, 2021 and 2020, includes credits of $2,755 and $4,103, respectively, for the amortization of over-market liabilities established at the Acquisition Date  related to lease rates and maintenance reserves.

7.	DEBT

Lines of Credit – On February 10, 2021, the Company executed a new five-year credit agreement with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility (the “ABL Facility”). The new agreement provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which are collectively referred to as the “Credit Facilities.” The interest rate on borrowings is based on the greatest of various alternative base rates, with a minimum of 2%, plus an applicable margin of 4% to 5%. There is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes. The proceeds from the Delayed Draw Term Loan Facility are to be used solely to finance the acquisition of aircraft or engines to be registered in the U.S. During the three months ended March 31, 2021, the Company drew $68,000 on the Delayed Draw Term Loan Facility to purchase five aircrafts. On April 6, 2021, the Company drew an additional $12,500 for the purchase of an additional aircraft, which was under operating lease as of March 31, 2021. The Credit Facilities have financial covenants that require a minimum EBITDAR (ranging from $62,100 to $87,700) and a minimum liquidity of $30,000 at the close of any business day.

Long-term Debt – In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020.

Under the CARES Act Loan Program, on October 26, 2020, the Company was awarded a $45,000 loan, which was secured by the Company’s loyalty program and certain cash deposit accounts. The loan bore interest at a rate per annum equal to the Adjusted LIBO Rate plus 6.50% and was due to be repaid on the earlier of (i) October 24, 2025 or (ii) six months prior to the expiration date of any material loyalty program securing the loan. On March 24, 2021, the CARES Act Loan was repaid in full, including outstanding principal and accrued interest for a total repayment amount of $46,260.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company was in compliance with all covenants in its debt agreements at March 31, 2021.

Long-term Debt included the following:

	March 31, 2021	December 31, 2020
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments through December 2027. These notes bear interest at an annual rate of between 4.13% and 6.95% and are secured by the equipment for which the loan was used.	$227,347	$227,347

Delayed Draw Term Loan Facility	68,000	—
(see terms and conditions above)

U. S. Department of the Treasury CARES Act Loan	—	45,419
(see terms and conditions above)

Notes payable to Wilmington Trust Company. Notes bear interest at an annual rate of 8.45% and mature Nov. 2023 to Feb. 2024.	11,880	12,506

Other Notes payable. These notes bear interest at an annual rate of approximately 5.0% and mature March 2029.	505	529

Total Debt	307,732	285,801

Less: Unamortized debt issuance costs	(4,391)	(3,338)

Less: Current Maturities of Long-term Debt	(29,232)	(26,118)

Total Long-term Debt	$274,109	$256,345

Future maturities of the outstanding Debt are as follows:

	Debt Principal	Amortization of Debt
March 31, 2021	Payments	Issuance Costs	Net Debt
Remainder of 2021	$28,799	$(775)	$28,024
2022	32,059	(983)	31,076
2023	44,900	(908)	43,992
2024	43,962	(785)	43,177
2025	45,062	(670)	44,392
Thereafter	112,950	(270)	112,680
Total	$307,732	$(4,391)	$303,341

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents the Company’s debt measured at fair value:

	March 31, 2021	December 31, 2020
Carrying Amount	$307,732	$285,801
Fair Value	$301,513	$279,119

The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.

8.	FUEL DERIVATIVES AND RISK MANAGEMENT

The Company’s operations are inherently dependent upon the price of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into fuel option and swap contracts. The Company does not apply hedge accounting to its fuel derivative contracts, nor does it hold or issue them for trading purposes.

Fuel derivative contracts are recognized at fair value on the Condensed Consolidated Balance Sheets as Derivative Assets, if the fair value is in an asset position, or as Derivative Liabilities, if the fair value is in a liability position. The Company did not have any collateral held by counterparties to these agreements as of March 31, 2021 and December 31, 2020. Derivatives where the payment due date is greater than one year from the balance sheet date are classified as long-term.

Changes in Derivative Assets (Liabilities) were as follows:

	Three Months Ended March 31,
	2021	2020
Balance - January 1	$(1,173)	$2,233
Non-cash Gains (Losses)	2,386	(21,752)
Contract Settlements	(8)	65
Balance - March 31	$1,205	$(19,454)

Fuel Derivative Gains (Losses) consisted of the following:

	Three Months Ended March 31,
	2021	2020
Non-cash Gains (Losses)	$2,386	$(21,752)
Cash Premiums Paid	—	(284)
Total Fuel Derivative Gains (Losses)	$2,386	$(22,036)

The gain in the quarter ended March 31, 2021 was primarily due to an increase in oil prices. The loss in the quarter ended March 31, 2020 was primarily due to the significant decline in oil prices. There were fuel derivative gains in the second, third and fourth quarters of 2020, primarily due to the partial recovery of oil prices following the decline during the first quarter of 2020. Fuel derivative gains and losses are classified in Aircraft Fuel on the Condensed Consolidated Statements of Operations.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

As of March 31, 2021, the Company had outstanding fuel derivative contracts covering 12.7 million gallons of crude oil and jet fuel that will settle between April 2021 and September 2021.

9.	FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Under GAAP, there are three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices for identical assets or liabilities in active markets.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the following valuation methodologies for financial instruments measured at fair value on a recurring basis.

Derivative Instruments – Derivative instruments are accounted for as either assets or liabilities and are carried at fair value. The fair value for fuel derivative options and swaps is determined utilizing an option pricing model that uses inputs that are readily available in active markets or can be derived from information available in active markets and are classified within Level 2.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Fuel Derivative Contracts	$—	$1,205	$—	$1,205
Total Assets measured at fair value on a recurring basis	$—	$1,205	$—	$1,205

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Fuel Derivative Contracts	$—	$1,173	$—	$1,173
Total Liabilities measured at fair value on a recurring basis	$—	$1,173	$—	$1,173

Certain assets are measured at fair value on a nonrecurring basis. The Company’s non-financial assets, which primarily consist of property and equipment, goodwill and other intangible assets are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial assets are assessed for impairment and, if applicable, written down to fair value using significant unobservable inputs, classified as Level 3.

The Company’s debt portfolio consists of 2019-1 EETC certificates, borrowings under the Delayed Draw Term Loan Facility, and fixed-rate notes payable. See Note 7 for debt fair values.

10.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 30.3% and 25.2%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The increase is primarily related to an unfavorable permanent difference and discrete items related to executive compensation disallowed under Internal Revenue Code Section 162(m), partially offset by the reduction in meals and entertainment disallowed expenses during the current year.

Tax Receivable Agreement

In connection with the Company’s IPO, we entered into an income tax receivable agreement (the “Tax Receivable Agreement” or “TRA”)) with our pre-IPO stockholders (the “TRA holders”). The Tax Receivable Agreement provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”).  The Company will retain the benefit of the remaining 15% of these cash savings.

Payments under the Tax Receivable Agreement will not begin until at least 12 months after the closing of the Company’s IPO. In the event that the Company is prohibited from making payments under the Tax Receivable Agreement for tax benefits utilized during any periods pursuant to the CARES Act or other governmental programs, the Company is not required to make payments under the Tax Receivable Agreement for Pre-IPO Tax Attributes utilized in such periods. Based on our current participation in the CARES Act Loan Program, the Company does not expect to make payments under the Tax Receivable Agreement until 2023.

The Tax Receivable Agreement liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate based on, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement, (ii) the Company’s participation in future government programs, (iii) stock option activity during periods prior to the commencement of payments under the Tax Receivable Agreement and (iv) future changes in tax laws. These factors could result in an increase or decrease in the related liability which would be recognized in the Company’s earnings in the period of such change. In April 2021, the Company was notified that it is to receive a PSP3 grant of approximately $34,547 under the American Rescue Plan Act of 2021, which will result in a decrease to the Tax Receivable Agreement liability in Q2 2021. This TRA liability decrease is due to an extension in the time period in which distributions made to shareholders are restricted. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Upon the closing of the IPO, the Company recognized a non-current liability of $115,200 which represents undiscounted aggregate

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

payments that we expect to pay the TRA holders under the Tax Receivable Agreement and is presented in “Long-term Liabilities” on the Condensed Consolidated Balance Sheet as of March 31, 2021, with an offset to Stockholders’ Equity. Subsequent changes in the measurement of the liability will be adjusted through the Consolidated Statements of Operations.

11.	SPECIAL ITEMS, NET

Special Items, net on the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended March 31,
	2021	2020
CARES Act grant recognition (1)	$(32,208)	$—
CARES Act employee retention credit (2)	(334)	—
Aircraft lease buy-out expense (3)	5,664	—
Other	7	—
Total Special Items, net	$(26,871)	$—

(1)	In the quarter ended March 31, 2021, the Treasury awarded the Company a grant under PSP2.
(2)	Relates to a credit recognized under the CARES Act Employee Retention credit which is a refundable tax credit against certain employment taxes.
(3)	Five aircraft were purchased in March 2021 that were previously under operating leases. Aircraft lease buy-out expense represents the net costs incurred to terminate the leases on those five aircraft. This includes the associated lease termination costs, write-off of previously capitalized maintenance deposits, and the write-off of over-market liabilities (see Note 6).

12.	COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 7) and future purchases of aircraft.

The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management believes these proceedings will not have a materially adverse effect on the Company.

13.	OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker and is used in resource allocation and performance assessments. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer. The Company’s chief operating decision maker makes resource allocation decisions to maximize the Company’s consolidated financial results. Substantially all the Company’s tangible assets are located in the U.S. or relate to flight equipment, which is mobile across geographic markets. The Company has two operating segments: Passenger and Cargo.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company’s Passenger segment has two internal passenger groups (Scheduled and Charter), but since they share resources and expenses are combined, they are considered one Passenger operating segment. The Company’s Passenger operations are highly concentrated in the U.S. but include service to many international locations, primarily based on scheduled service to Latin America during the winter season and on military charter services. All goodwill is related to the Passenger Operating Segment.

The Cargo segment began providing air cargo services under the ATSA in May 2020. Fuel consumed in Cargo operations is directly reimbursed by Amazon and therefore presented net on the Consolidated Statements of Operations. Fuel consumed in Cargo maintenance activities is included in the Cargo segment. Certain operating expenses are directly attributable to this operating segment.

Certain operating expenses are allocated between the operating segments. Non-Fuel operating expenses are allocated based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. CARES Act credits, included in Special Items, net, are allocated based on the respective segment salaries, wages, and benefits.

The following table presents financial information for the Company’s two operating segments: Passenger and Cargo. Assets by segment are not reviewed by the Chief Operating Decision Maker and have not been presented herein.

	Three Months Ended March 31, 2021 (1)
	Passenger	Cargo	Consolidated
Operating Revenues	$106,026	$21,585	$127,611
Non-Fuel Operating Expenses	87,205	18,070	105,275
Aircraft Fuel	24,253	21	24,274
Special Items, net	(18,206)	(8,665)	(26,871)
Total Operating Expenses	93,252	9,426	102,678
Operating Income	$12,774	$12,159	24,933
Interest Income			15
Interest Expense			(7,121)
Other, net			(5)
Income before Income Tax			$17,822

(1)	As air cargo operations commenced in May 2020, there is no comparable prior period information.

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for the period from the Balance Sheet date through May 6, 2021, the date that the Condensed Consolidated Financial Statements were available to be issued.

On April 22, 2021, we received $4,831 from the Treasury as a top-off grant under PSP2. Further, the Company was notified on April 15, 2021 that it will receive a grant of approximately $34,547 under PSP3, of which $17,274 was received on April 29, 2021 (see Note 3).

******

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the terms "Sun Country," "we," "us" and "our" refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates discussed in our Final Prospectus dated March 16, 2021.

Recently Adopted Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently adopted accounting pronouncements.

Forward-Looking Statements

The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2021 and 2020. Also discussed is our financial position as of March 31, 2021 and December 31, 2020. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10- Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2020 included in our Registration Statement on Form S-1 (File No. 333- 252858), as amended, including the final prospectus dated March 16, 2021 included therein (the “Final Prospectus”).This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter and cargo businesses. By doing so, we believe we are able to generate

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

high growth, high margins and strong cash flows with greater resilience than other passenger airlines. We focus on serving leisure and visiting friends and relatives (“VFR”) passengers and charter customers and providing crew, maintenance and insurance (“CMI”) services to Amazon, with flights throughout the United States and to destinations in Mexico, Central America and the Caribbean. Based in Minnesota, we operate an agile network that includes our scheduled service business and our synergistic charter and cargo businesses. We share resources, such as flight crews, across our scheduled service, charter and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.

Our scheduled service business combines low costs with a high quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than Ultra Low-Cost Carriers (“ULCCs”) while maintaining lower Adjusted CASM than Low Cost Carriers (“LCCs”), resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs (which include Allegiant Travel Company, Frontier Airlines and Spirit Airlines), such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high quality product that we believe is superior to ULCCs and consistent with that of LCCs (which include Southwest Airlines and JetBlue Airways). For example, our product includes more legroom than ULCCs, complimentary beverages, in-flight entertainment and in-seat power, none of which are offered by ULCCs.

Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy both because it provides inherent diversification and downside protection as well as because it is synergistic with our other businesses. Our charter business has several favorable characteristics including large repeat customers, more stable demand than scheduled service flying and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the U.S. Department of Defense, college sports teams and professional sports teams. We are the primary air carrier for the National Collegiate Athletic Association (“NCAA”) Division I National Basketball Tournament (known as “March Madness”), and we flew over 100 college sports teams during 2019, but 2020 was lower due to the pandemic. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the U.S. Department of Defense and sports teams still fly during normal economic downturns, and our casino contracts are long-term in nature.

On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and, as of the date of this filing, we are flying 12 Boeing 737-800 cargo aircraft for Amazon. Our CMI service is asset-light from a Sun Country perspective as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our scheduled service and charter businesses. Our cargo business also enables us to leverage certain assets, capabilities and fixed costs to enhance profitability and promote growth across our Company.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Operations in Review

We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high quality passenger experience, offering state-of-the-art interiors, free streaming in-flight entertainment to passenger devices, seat recline and seat-back power in all of our aircraft.

The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. We have experienced a significant decline in demand related to the COVID-19 pandemic, which has caused a material decline in our 2020 and first quarter 2021 revenues and negatively impacted our financial condition and operating results, which is likely to continue for the duration of the pandemic.

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into a new Credit Agreement which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility. We received CARES Act grants of $62,312 during 2020 and a loan of $45,000 in October 2020. On January 22, 2021, we were informed by the Treasury that we would receive a grant of $32,208 under the Payroll Support Program Extension under the Consolidated Appropriations Act of 2021. We received $16,104 on February 2, 2021 and we received the remaining $16,104 on March 26, 2021. On April 22, 2021, we received $4,831 from the Treasury as a top-off grant under PSP2. Further, we were notified on April 15, 2021 that we would receive a grant of approximately $34,547 under PSP3, of which $17,274 was received on April 29, 2021.

While the COVID-19 induced industry downturn has delayed our growth in 2020 and 2021 to date, we believe that our investments have positioned us to profitably grow our business in the long term following a rebound in the U.S. airline industry.

Components of Operations

Operating Revenues

Scheduled service. Scheduled service revenue consists of base fares, unused passenger credits and expired travel credits.

Charter service. Charter service revenue consists of revenue earned from our charter operations, primarily generated through our service to the U.S. Department of Defense, collegiate and professional sports teams and casinos.

Ancillary. Ancillary revenue consists of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, itinerary service fees, on-board sales and commissions on sales of trip insurance.

Cargo. Cargo revenue consists of air cargo transportation services under the ATSA with Amazon, primarily related to e-commerce delivery services.

Other. Other revenue consists primarily of revenue from services in connection with our Sun Country Vacations products, including organizing ground services, such as hotel, car and transfers. Other revenue also includes services not directly related to providing passenger services such as the advertising, marketing and brand

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

elements resulting from our co-branded credit card program. This component of our revenues also includes revenue from mail on regularly scheduled passenger aircraft.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense includes jet fuel, federal and state taxes, other fees and the mark-to-market gains and losses associated with our fuel derivative contracts as we do not apply hedge accounting. Aircraft fuel expense can be volatile, even between quarters, due to price changes and mark-to-market gains and losses in the value of the underlying derivative instruments as crude oil prices and refining margins increase or decrease.

Salaries, Wages, and Benefits. Salaries, wages, and benefits expense includes salaries, hourly wages, bonuses, equity-based compensation, and profit sharing paid to employees for their services, as well as related expenses associated with medical benefits, employee benefit plans, employer payroll taxes and other employee related costs.

Aircraft Rent. Aircraft rent expense consists of monthly lease charges for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent, which consists of maintenance reserves paid to aircraft lessors in advance of the performance of significant maintenance activities that are not probable of being reimbursed to us by the lessor during the lease term, as well as lease return costs, which consist of all costs that would be incurred at the return of the aircraft, including costs incurred to return the airframe and engines to the condition required by the lease. Aircraft rent expense is partially offset by the amortization of over-market liabilities related to unfavorable terms of our operating leases and maintenance reserves which existed as of the date of our acquisition by certain investment funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, Inc., which were established as part of the acquisition. See Note 6 to our condensed consolidated financial statements for further information on the over-market liabilities.

Maintenance. Maintenance expense includes the cost of all parts, materials and fees for repairs performed by us and our third-party vendors to maintain our fleet. It excludes direct labor cost related to our own mechanics, which are included in salaries, wages and benefits expense. It also excludes maintenance expenses, which are deferred based on the built-in overhaul method for owned aircraft and subsequently amortized as a component of depreciation and amortization expense. Our maintenance expense is reduced due to recognizing a liability (or contra-asset) that offsets expenses for maintenance events incurred by the new owners of Sun Country but paid for by the previous owners. For more information on these maintenance expense credits, see Note 6 to our condensed consolidated financial statements.

Sales and Marketing. Sales and marketing expense includes credit card processing fees, travel agent commissions and related global distribution systems fees, advertising, sponsorship and distribution costs, such as the costs of our call centers, and costs associated with our loyalty program. It excludes related salary and wages of personnel, which are included in salaries, wages and benefits expense.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of fixed assets we own and leasehold improvements, amortization of finance leased assets, as well as the amortization of finite-lived intangible assets. It also includes the depreciation of significant maintenance expenses we deferred under the built-in overhaul method for owned aircraft.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Ground Handling. Ground handling includes ground activities including baggage handling, ticket counter and other ground services.

Landing Fees and Airport Rent. Landing fees and airport rent includes aircraft landing fees and charges for the use of airport facilities.

Special Items, net. Special items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the period presented and may vary from period to period in nature, frequency and amount.

Other Operating. Other operating expenses include crew and other employee travel, interrupted trip expenses, information technology, property taxes and insurance, including hull-liability insurance, supplies, legal and other professional fees, facilities and all other administrative and operational overhead expenses.

Non-operating Income (Expense)

Interest Income. Interest income includes interest on our cash and equivalent and investment balances. Interest income is generally immaterial to our results of operations, reflecting the current low interest rate environment and our unrestricted cash balances.

Interest Expense. Interest expense includes interest related to our outstanding debt and our finance/capital leases, as well as the amortization of debt financing costs.

Other, net. Other expenses include activities not classified in any other area of the consolidated statements of operations, such as gain or loss on sale or retirement of assets and certain consulting expenses.

Income Taxes

We account for income taxes using the asset and liability method. We record a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We record deferred taxes based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In assessing our ability to utilize our deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. We consider all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Operating Statistics

Key Operating Statistics and Metrics

	Three Months Ended March 31, 2021 (1)					Three Months Ended March 31, 2020 (1)
	Scheduled					Scheduled
	Service	Charter	Cargo	Maint.	Total	Service	Charter	Maint.	Total
Departures	4,323	1,511	2,565	53	8,452	5,806	1,636	81	7,523
Block hours	15,207	3,331	8,242	152	26,932	20,242	3,612	233	24,087
Aircraft miles	6,233,184	1,222,451	3,285,525	43,383	10,784,543	8,157,586	1,311,533	65,441	9,534,560
Available seat miles (ASMs) (thousands)	1,158,012	211,721	—	7,063	1,376,796	1,508,196	236,863	12,008	1,757,067
Total revenue per ASM (TRASM) (cents) (2)					7.70				10.26
Average passenger aircraft available for service (2)					27.7				26.6
Passenger aircraft at end of period (2)					31				32
Cargo aircraft at end of period					12				—
Average daily aircraft utilization (hours) (2)					6.7				8.2
Average stage length (miles)					1,278				1,272
Revenue passengers carried (3)	553,032					813,938
Revenue passenger miles (RPMs) (thousands) (3)	774,999					1,149,906
Passenger revenue per ASM (PRASM) (cents) (3)	4.72					7.57
Load factor (3)	66.9%					76.2%
Average base fare per passenger (3)	$98.77					$140.34
Ancillary revenue per passenger (3)	$42.98					$43.04
Charter revenue per block hour		$7,747					$8,092
Fuel gallons consumed (thousands)	11,557	2,357	—	79	13,993	15,751	2,700	120	18,571
Fuel cost per gallon, excluding derivatives					$1.91				$1.82
Employees at end of period					1,768				1,640
Cost per available seat mile (CASM) (cents) (4)					7.46				9.40
Adjusted CASM (cents) (5)					6.15				6.20
(1)	Certain operating statistics and metrics are not presented as they are not calculable or are not utilized.
(2)	Scheduled service and charter service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(3)	Passenger-related statistics and metrics are shown only for scheduled service. Charter service revenue is driven by flight statistics.
(4)	CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(5)	Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, special items, and certain other costs.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
Operating Revenues:
Scheduled Service	$54,620	$114,228	$(59,608)	(52)%
Charter Service	25,805	29,227	(3,422)	(12)%
Ancillary	23,770	35,031	(11,261)	(32)%
Passenger	104,195	178,486	(74,291)	(42)%
Cargo	21,585	—	21,585	na
Other	1,831	1,844	(13)	(1)%
Total Operating Revenue	127,611	180,330	(52,719)	(29)%
Operating Expenses:
Aircraft Fuel	24,274	55,561	(31,287)	(56)%
Salaries, Wages, and Benefits	44,075	38,091	5,984	16%
Aircraft Rent	5,599	11,032	(5,433)	(49)%
Maintenance	9,210	6,478	2,732	42%
Sales and Marketing	5,110	8,572	(3,462)	(40)%
Depreciation and Amortization	12,615	10,527	2,088	20%
Ground Handling	5,230	9,292	(4,062)	(44)%
Landing Fees and Airport Rent	8,785	11,114	(2,329)	(21)%
Special Items, net	(26,871)	—	(26,871)	na
Other Operating, net	14,651	14,433	218	2%
Total Operating Expenses	102,678	165,100	(62,422)	(38)%
Operating Income	24,933	15,230	9,703	64%
Non-operating Income/(Expense):
Interest Income	15	251	(236)	(94)%
Interest Expense	(7,121)	(5,616)	(1,505)	27%
Other, net	(5)	(169)	164	(97)%
Total Non-operating Expense, net	(7,111)	(5,534)	(1,577)	28%
Income before Income Tax	17,822	9,696	8,126	84%
Income Tax Expense	5,406	2,445	2,961	121%
Net Income	$12,416	$7,251	$5,165	71%

Total operating revenues decreased by $52,719, or 29%, to $127,611 for the three months ended March 31, 2021 from $180,330 for the three months ended March 31, 2020.  The dramatic decline is due to a significant decline in passenger service demand as a result of the COVID-19 pandemic.

Scheduled Service. Scheduled service revenue decreased by $59,608, or 52%, to $54,620 for the three months ended March 31, 2021 from $114,228 for the three months ended March 31, 2020. The decrease in scheduled service revenue was driven by a dramatic decline in passenger demand due to government travel restrictions and quarantine requirements related to the COVID-19 pandemic.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended March 31,		Increase	%
	2021	2020	(Decrease)	Change
Passengers	553,032	813,938	(260,906)	(32)%
Average base fare per passenger	$98.77	$140.34	(41.57)	(30)%
RPMs (thousands)	774,999	1,149,906	(374,907)	(33)%
ASMs (thousands)	1,158,012	1,508,196	(350,184)	(23)%
PRASM (cents)	4.72	7.57	(2.85)	(38)%
Passenger load factor	66.9%	76.2%	(9.3) pts	na

The 32% decline in the number of scheduled service passengers in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to COVID-19 pandemic related demand reductions. For the three months ended March 31, 2021, our average base fare was $98.77, compared to $140.34 for the three months ended March 31, 2020. The 30% reduction in average base fare was due to lower prices in the airline industry due to significantly lower demand and fewer higher priced international passengers.

Charter Service. Charter service revenue decreased by $3,422, or 12%, to $25,805 for the three months ended March 31, 2021, from $29,227 for the three months ended March 31, 2020. The COVID-19 pandemic drove a decrease in our casino charter service revenue of 62.5% due to a delayed recovery in demand. This was offset by an increase in our custom charters service revenue of 47.4%, driven by increase in NCAA operations, other custom charters, and U.S. Department of Defense.  Charter revenue per block hour was $7,747 for the three months ended March 31, 2021, as compared to $8,092 for the three months ended March 31, 2020, for a decrease of 4%.

Ancillary. Ancillary revenue decreased by $11,261, or 32%, to $23,770 for the three months ended March 31, 2021, from $35,031 for the three months ended March 31, 2020. The number of scheduled service passengers was 553 thousand in the three months ended March 31, 2021, down 32% from 814 thousand in the three months ended March 31, 2020. The decline in passenger demand due to the COVID-19 pandemic resulted in a corresponding decline in sales of air travel-related services such as baggage fees, seat selection and upgrade fees, and on-board sales. Specifically, ancillary revenue was $42.98 per passenger in the three months ended March 31, 2021, down from $43.04 per passenger in the three months ended March 31, 2020.

Cargo. Revenue from cargo services was $21,585 for the three months ended March 31, 2021, with no comparative revenue for the three months ended March 31, 2020. All of our 2021 cargo service revenue related to the commencement of air cargo transportation services under the ATSA with Amazon in May 2020.

Other. Other revenue at $1,831 for the three months ended March 31, 2021 was flat to the three months ended March 31, 2020. There was an observed decrease in co-brand credit card revenue from lower card spending and lower mail revenue due to decreased flights, offset by increased Sun Country Vacations revenue.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Operating Expenses

Aircraft Fuel. Aircraft fuel expense decreased by $31,287, or 56%, to $24,274 for the three months ended March 31, 2021, as compared to $55,561 for the three months ended March 31, 2020. The decrease was largely driven by a $24,422 change in the mark-to-market gains/losses from our fuel derivative contracts, consisting of a $2,386 gain in the three months ended March 31, 2021 compared to a $22,036 loss in the three months ended March 31, 2020. The decrease was further driven by a 25% decrease in fuel gallons consumed, due to our decreased level of operations as a result of reduced demand relating to the COVID-19 pandemic, as demonstrated by a 20% decrease in passenger service block hours. Partially offsetting these decreases was a 5% increase in the average price per gallon of fuel.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $5,984, or 16%, to $44,075 for the three months ended March 31, 2021, as compared to $38,091 for the three months ended March 31, 2020. A portion of the increase was primarily due to insourcing MSP ground handling operations in April 2020, resulting in approximately $1,200 in higher salaries, wages and benefits, along with increased pilot pay and per diems to support operations under the ATSA. Since the probability of partial vesting was triggered by our IPO, we expensed $2,496 for our performance-based stock options for the three months ended March 31, 2021. No expense was recorded in the three months ended March 31, 2020 for performance-based stock options. Our cargo segment was responsible for $11,236 of the consolidated salaries, wages, and benefits expense for the three months ended March 31, 2021, and was driven by headcount required to support the operations and aircraft under the ATSA.

Aircraft Rent. Aircraft rent expense decreased by $5,433, or 49%, to $5,599 for the three months ended March 31, 2021, as compared to $11,032 for the three months ended March 31, 2020. Aircraft rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (for which expense is recorded within aircraft rent) to owned aircraft. Specifically, in the year ended December 31, 2020 we purchased two aircraft previously under operating lease and leased two fewer seasonal aircraft. In addition, in late Q1 2021, we purchased five aircraft previously under operating lease. Additionally, a 20% decrease in passenger service block hours resulted in a decrease in supplemental rent.

Maintenance. Maintenance materials and repair expense increased by $2,732, or 42%, to $9,210 for the three months ended March 31, 2021, as compared to $6,478 for the three months ended March 31, 2020. Our cargo segment was responsible for $2,607 of the consolidated maintenance expense for the three months ended March 31, 2021, as compared to none for the prior year quarter since cargo segment shipments did not begin until May 2020. The cargo segment expense primarily relates to line maintenance, since heavy maintenance is reimbursed under the ATSA.

Sales and Marketing. Sales and marketing expense decreased by $3,462, or 40%, to $5,110 for the three months ended March 31, 2021, as compared to $8,572 for the three months ended March 31, 2020. The passenger revenue decrease between these two periods was 40%, and was primarily due to a $1,980 reduction in credit card processing fees, related to lower sales on our scheduled service. The remaining $1,482 reduction relates to lower advertising costs, global distribution system fees and travel agent commissions, all due to the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization expense increased by $2,088, or 20%, to $12,615 for the three months ended March 31, 2021, as compared to $10,527 for the three months ended

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

March 31, 2020. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft in connection with our 2019-1 EETC and aircraft under finance leases (for which expense is recorded within depreciation and amortization).

Ground Handling. Ground handling expense decreased by $4,062, or 44%, to $5,230 for the three months ended March 31, 2021, as compared to $9,292 for the three months ended March 31, 2020. The decrease was primarily due to the 26% decline in scheduled departures during the same time periods. Additionally, we insourced our MSP operations in April 2020, contributing to a reduction of $2,200 in ground handling expenses for the three months ended March 31, 2021 compared to March 31, 2020, but resulting in higher salaries, wages and benefits.

Landing Fees and Airport Rent. Landing fees and airport rent decreased by $2,329, or 21%, to $8,785 for the three months ended March 31, 2021, as compared to $11,114 for the three months ended March 31, 2020. The decrease was driven by the 26% reduction in scheduled departures for the three months ended March 31, 2021.

Special Items, net. Special items, net was a contra-expense of $26,871 for the three months ended March 31, 2021 and zero for the three months ended March 31, 2020. For the three months ended March 31, 2021, Special items, net included a $32,208 of income related to funds received under PSP2 of the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits, and $334 in refundable tax credits related to employee retention under the CARES Act. This was partially offset by a $5,664 net loss on representing lease termination costs on the purchase of five aircraft during the quarter that were previously under operating leases. Our cargo segment was responsible for $8,665 of the consolidated income from Special items, net for the three months ended March 31, 2021, driven by allocated amounts received under the CARES Act, based on the respective segment salaries, wages and benefits.

Other Operating, net. Other operating, net expense increased by $218, or 2%, to $14,651 for the three months ended March 31, 2021, as compared to $14,433 for the three months ended March 31, 2020. A passenger segment decrease of $3,853 was primarily driven by our lower level of operations related to the COVID-19 pandemic which resulted in reduced crew and other employee travel costs, interrupted trip expenses, catering expenses, and other operational overhead costs. Our cargo segment was responsible for $4,071 of our consolidated other operating, net expense for the three months ended March 31, 2021, driven by overhead expenses as well as crew and employee travel costs.

Non-operating Income (Expense)

Interest Expense. Interest expense increased by $1,505, or 27%, to $7,121 for the three months ended March 31, 2021, as compared to $5,616 for the three months ended March 31, 2020. The increase was primarily due to debt issued for the acquisition of new aircraft and spare engines, including new debt incurred in connection with the 2019-1 EETC. During the three months ended March 31, 2021, the Company expensed $1,224 of debt financing costs due to the $46,260 pay-off of the $45,000 CARES Act Loan and the replacement of the ABL Facility.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Segment Information

				Three Months Ended
	Three Months Ended March 31, 2021 (1)			March 31, 2020
	Passenger	Cargo	Total	Passenger	$ Change
Operating Revenues	$106,026	$21,585	$127,611	$180,330	(74,304)
Operating Expenses:
Aircraft Fuel	24,253	21	24,274	55,561	(31,308)
Salaries, Wages, and Benefits	32,839	11,236	44,075	38,091	(5,252)
Aircraft Rent	5,599	—	5,599	11,032	(5,433)
Maintenance	6,603	2,607	9,210	6,478	125
Sales and Marketing	5,110	—	5,110	8,572	(3,462)
Depreciation and Amortization	12,589	26	12,615	10,527	2,062
Ground Handling	5,230	—	5,230	9,292	(4,062)
Landing Fees and Airport Rent	8,655	130	8,785	11,114	(2,459)
Special Items, net	(18,206)	(8,665)	(26,871)	—	(18,206)
Other Operating, net	10,580	4,071	14,651	14,433	(3,853)
Total Operating Expenses	93,252	9,426	102,678	165,100	(71,848)
Operating Income	$12,774	$12,159	$24,933	$15,230	$(2,456)

Adjustment for Special Items	(18,206)	(8,665)	(26,871)
Adjusted Operating Income (Loss)	$(5,432)	$3,494	$(1,938)
Adjusted Operating Margin %	(5)%	16%	(2)%
(1)	As air cargo operations commenced in May 2020, there is no comparable prior period information.

Passenger. Passenger operating income decreased by $2,456, or 16%, to $12,774 for the three months ended March 31, 2021 from $15,230 for the three months ended March 31, 2020.  For more information on the changes in the components of operating income for the passenger segment, refer to the consolidated results of operations discussion above.

Cargo. Cargo operating income was $12,159 for the three months ended March 31, 2021. As air cargo operations commenced in May 2020, the cargo segment had no comparable operations for any other prior period presented. For more information on the components of operating income for the cargo segment, refer to the consolidated results of operations discussion above, where we more fully describe the cargo expenses embedded within each financial statement line item.

Non-GAAP Financial Measures

We sometimes use information that is derived from the consolidated financial statements, but that is not presented in accordance with GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. We believe certain charges included in our operating expenses on a GAAP basis make it difficult to compare our current period results to prior periods as well as future periods and

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

guidance. The tables below show a reconciliation of non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.

Adjusted Operating Income Margin and Adjusted Net Income

Adjusted Operating Income Margin and Adjusted Net Income are non-GAAP measures included as supplemental disclosure because we believe they are useful indicators of our operating performance. Derivations of operating income and net income are well recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.

Adjusted Operating Income Margin and Adjusted Net Income have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted Operating Income Margin and Adjusted Net Income do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted Operating Income Margin and Adjusted Net Income differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, Adjusted Operating Income Margin and Adjusted Net Income should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

As a derivation of Adjusted Operating Income Margin, Adjusted Net Income is not determined in accordance with GAAP, such measure is susceptible to varying calculations and not all companies calculate the measure in the same manner. As a result, derivations of net income, including Adjusted Operating Income Margin and Adjusted Net Income, as presented may not be directly comparable to similarly titled measures presented by other companies. For the foregoing reasons, each of Adjusted Operating Income Margin and Adjusted Net Income has significant limitations which affect its use as an indicator of our profitability and valuation. Accordingly, you are cautioned not to place undue reliance on this information.

The following table presents the reconciliation of Operating Income to Adjusted Operating Income Margin for the periods presented below.

	Three Months Ended March 31,
	2021	2020
Adjusted Operating Income Margin reconciliation:
Operating Revenue	$127,611	$180,330
Operating Income	24,933	15,230
Special Items, net (a)	(26,871)	—
Stock compensation expense	2,870	369
Tax Receivable Agreement expense (b)	264	—
Adjusted Operating Income	$1,196	$15,599
Operating Income Margin	19.5%	8.4%
Adjusted Operating Income Margin	0.9%	8.7%
(a)	For the quarter ended March 31, 2021, the adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables present the reconciliation of Net Income to Adjusted Net Income (Loss) for the periods presented below.

	Three Months Ended March 31,
	2021	2020
Adjusted Net Income (Loss) reconciliation:
Net Income	$12,416	$7,251
Special Items, net (a)	(26,871)	—
Stock compensation expense	2,870	369
Loss on asset transactions, net	—	72
Early pay-off of US Treasury loan	842	—
Tax Receivable Agreement expense (b)	264	—
Loss on refinancing credit facility	382	—
Income tax effect of adjusting items, net (c)	5,178	(101)
Adjusted Net Income (Loss)	$(4,919)	$7,591
(a)	For the quarter ended March 31, 2021, the adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.
(c)	The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period.

Adjusted EBITDAR

Adjusted EBITDAR is a non-GAAP measure included as supplemental disclosure because we believe it is a valuation measure commonly used by investors, securities analysts and other interested parties in the industry to compare airline companies and derive valuation estimates without consideration of airline capital structure or aircraft ownership methodology. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, Adjusted EBITDAR is useful because its calculation isolates the effects of financing in general, the accounting effects of capital spending and acquisitions (primarily aircraft, which may be acquired directly, directly subject to acquisition debt, by finance lease or by operating lease, each of which is presented differently for accounting purposes), and income taxes, which may vary significantly between periods and for different companies for reasons unrelated to overall operating performance. Adjusted EBITDAR should not be viewed as a measure of overall performance or considered in isolation or as an alternative to net income because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. We have historically incurred substantial rent expense due to our legacy fleet of operating leased aircraft, which are currently being transitioned to owned aircraft.

Adjusted EBITDAR has limitations as an analytical tool. Some of the limitations applicable to this measure include: Adjusted EBITDAR does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; Adjusted EBITDAR does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; Adjusted EBITDAR does not reflect changes in, or cash requirements for, our working capital needs; it does not reflect the interest

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

expense, or the cash requirements necessary to service interest or principal payments, on our debt; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDAR does not reflect any cash requirements for such replacements; and other companies in our industry may calculate Adjusted EBITDAR differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

The following tables present the reconciliation of Net Income (Loss) to Adjusted EBITDAR for the periods presented below.

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDAR Reconciliation:
Net Income	$12,416	7,251
Special Items, net (a)	(26,871)	—
Loss on asset transactions, net	—	72
Interest expense	7,121	5,616
Stock Compensation expense	2,870	369
Tax Receivable Agreement expense (b)	264	—
Interest Income	(15)	(251)
Provision for income taxes	5,406	2,445
Depreciation and Amortization	12,615	10,527
Aircraft rent	5,599	11,032
Adjusted EBITDAR	$19,405	$37,061
(a)	For the quarter ended March 31, 2021, the adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

CASM and Adjusted CASM

CASM is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations (starting in 2020 when we launched our cargo operations), certain commissions and other costs of selling our vacations product from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our board of directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.

Adjusted CASM excludes fuel costs. By excluding volatile fuel expenses that are outside of our control from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management and investors to understand the impact and trends in company-specific cost drivers, such as labor rates, aircraft costs and maintenance costs, and productivity, which are more controllable by management.

Starting in 2020 when we launched our cargo operations, we have excluded costs related to the cargo operations as these operations do not create ASMs. The cargo expenses in the reconciliation below are different from the total operating expenses for our cargo segment in the “Segment Information” table presented above, due to several items that are included in the cargo segment but have been captured in other line items used in the Adjusted CASM calculation. We also exclude certain commissions and other costs of selling our vacations product from Adjusted CASM as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and at long-term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any particular period. Adjusted CASM is one of the most important measures used by management and by our board of directors in assessing quarterly and annual cost performance.

As derivations of Adjusted CASM are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of Adjusted CASM as presented may not be directly comparable to similarly titled measures presented by other companies. Adjusted CASM should not be considered in isolation or as a replacement for CASM. For the foregoing reasons, Adjusted CASM has significant limitations which affect its use as an indicator of our profitability. Accordingly, you are cautioned not to place undue reliance on this information.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents the reconciliation of CASM to Adjusted CASM.

	Three Months Ended March 31,
	2021		2020
	In	Per ASM	In	Per ASM
	thousands	(in cents)	thousands	(in cents)
CASM	$102,678	7.46	$165,100	9.40
Less:
Aircraft fuel	24,274	1.76	55,561	3.17
Stock Compensation expense	2,870	0.21	369	0.02
Special items, net (a)	(26,871)	(1.95)	—	—
Tax Receivable Agreement Expense(b)	264	0.03	—	—
Cargo expenses, not already adjusted above	17,195	1.25	—	—
Sun Country Vacations	214	0.02	188	0.01
Adjusted CASM	$84,732	6.15	$108,982	6.20
Available Seat Miles (ASMs)	1,376,796		1,757,067
(a)	For the quarter ended March 31, 2021, the adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The airline business is capital intensive and our ability to successfully execute our business strategy is largely dependent on the continued availability of capital on attractive terms and our ability to maintain sufficient liquidity. We have historically funded our operations and capital expenditures primarily through cash from operations, proceeds from stockholders’ capital contributions, the issuance of promissory notes and our 2019- 1 EETC financing. In March 2021, the Company offered 9,090,909 shares of common stock to the public at $24.00 per share. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued and the net proceeds to the company were $224,657 after deducting underwriting discounts and commissions, and other offering expenses.

Our primary sources of liquidity as of March 31, 2021 included our existing cash and equivalents of $269,599 and short-term investments of $5,777, our expected cash generated from operations and our $25,000 Revolving Credit Facility, which had availability of $25,000 as of March 31, 2021. In addition, we had restricted cash of $6,019 as of March 31, 2021, which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once transportation is provided.

We received a total of $62,312 in assistance from Treasury in 2020 as part of the Payroll Support Program under the CARES Act in response to the extensive impact of the COVID-19 pandemic on the U.S. airline industry. In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2021, or if ordered by the DOT, March 1, 2022; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until the later of March 31, which was extended to September 30, 2022 under PSP3; and restrictions on the payment of certain executive compensation until the October 1, 2022, which was extended to April 1, 2023 under PSP3. A portion of the proceeds from our initial public offering was used to repay in full all amounts outstanding under the CARES Act Loan.

During the first quarter of 2021, we received a grant of $32,208 under PSP2. On April 22, 2021, we received a PSP2 top-off grant of $4,831. All funds provided by Treasury to PSP2 participants may only be used for the continuation of payment of employee wages, salaries, and benefits. Further, we were notified on April 15, 2021 that we would receive a grant of approximately $34,547 under PSP3, of which $17,274 was received on April 29, 2021.

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into the Credit Agreement, which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which we refer to collectively as the “Credit Facilities,” and repaid in full all borrowings outstanding under the ABL Facility. The Revolving Credit Facility matures on the earlier of (i) February 10, 2026 and (ii) to the extent the sum of (x) the amount unused commitments under the Delayed Draw Term Loan Facility and (y) the amount of loans under the Delayed Draw Term Loan Facility exceeds $25,000 on such date, the date that is 180 days prior to February 10, 2026. The Delayed Draw Term Loan Facility matures on February 10, 2026. The Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. Only the $25,000 Revolving Credit Facility portion of the Credit Facilities is available for general corporate purposes and as a general source of liquidity.

Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, debt repayments and working capital requirements. Our single largest capital expenditure requirement relates to the acquisition of aircraft, which we have historically acquired through operating and finance leases and debt.

We plan to grow the passenger fleet to an estimated 50 aircraft by the end of 2023. We may finance additional aircraft through debt financing or finance leases based on market conditions, our prevailing level of liquidity and capital market availability. We may also enter into new operating leases on an opportunistic basis.

In addition to funding the acquisition of aircraft, we are required by our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as lessor maintenance deposits on our Condensed Consolidated Balance Sheet. A portion of our deposits is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the aircraft leases.

We believe that our unrestricted cash and equivalents, short-term investments and availability under our Revolving Credit Facility, combined with expected future cash flows from operations, will be sufficient to fund our operations and meet our debt payment obligations for at least the next 12 months. However, we cannot predict what the effect on our business and financial position might be from a change in the competitive

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, pandemics, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism.

The table below presents the major indicators of financial condition and liquidity:

	March 31, 2021	December 31, 2020
Cash and Equivalents	$269,599	$62,028
Investments	5,777	5,624
Long-term Debt	303,341	282,463
Finance Lease Obligations	103,288	107,170
Capitalized Operating Leases	98,512	147,199
Total Debt and Lease obligations	$505,141	$536,832
Stockholders' Equity	409,960	283,817
Total Invested Capital	$915,101	$820,649
Debt-to-Capital	0.55	0.65

Sources and Uses of Liquidity

Operating Activities

Operating activities in the three months ended March 31, 2021 provided $15,839 compared to providing $13,858 in the three months ended March 31, 2020.

Our operating cash flow is primarily impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in air traffic liabilities. Air traffic liabilities typically increase during the winter and spring months as advanced ticket sales grow prior to the summer peak travel season and decrease during the summer and fall months. The outlook for the remainder of the year is unclear, but we are currently planning for modest demand recovery to continue in the fourth quarter of 2021.

Fuel. Fuel expense represented approximately 24% and 34% of our total operating expense for the three months ended March 31, 2021 and 2020, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. We expect fuel consumption to increase through the end of 2021 compared to prior year periods consistent with increased passengers as the impact of the pandemic subsides.

CARES Act. During the three months ended March 31, 2021 we received $32,208 in CARES Act grants. We did not receive a grant in the first quarter of 2020.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Investing Activities

Capital Expenditures. Our capital expenditures were $54,399 and $75,250 for the three months ended March 31, 2021 and 2020, respectively. Our capital expenditures during the three months ended March 31, 2021 were primarily related to the purchases of aircraft and technology enhancements. We invested $52,810 to purchase five aircraft in the first quarter of 2021 as compared to investing $72,519 on three aircraft and one engine in the first quarter of 2020.

As of March 31, 2021, we were in the process of closing on the purchase of one additional aircraft, which closed on April 6, 2021. To finance this purchase, we drew down an additional $12,500 the Delayed Draw Term Loan Facility.

Financing Activities

IPO. On March 16, 2021, the Company offered 9,090,909 shares of common stock to the public at $24.00 per share. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued and the net proceeds to the company were $224,657 after deducting underwriting discounts and commissions, and other offering expenses.

Debt. In the three months ended March 31, 2021, we incurred $68,000 in new debt, primarily to purchase five aircraft. In the first quarter of 2020 we incurred $108,777 in debt, primarily to purchase three aircraft and to refinance three others. In the first quarter of 2021, we repaid our $45,000 loan with the Treasury, plus interest. In the first quarter of 2020 we repaid $47,255 in debt, primarily related to the refinancing of three aircraft.

For additional information regarding these financing arrangements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Undrawn Lines of Credit

On February 10, 2021, we executed a new five-year credit agreement that provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which are collectively referred to as the “Credit Facilities.” During the three months ended March 31, 2021, the Company drew $68,000 on the Delayed Draw Term Loan Facility to purchase five aircraft. These activities resulted in approximately $47,000 undrawn on the Credit Facilities as of March 31, 2021. The Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. Only the $25,000 Revolving Credit Facility portion of the Credit Facilities is available for general corporate purposes and as a general source of liquidity.

Covenants

For a description of certain covenants of our debt agreements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements. We were in compliance with all covenants in these debt agreements at March 31, 2021.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Off Balance Sheet Arrangements

Indemnities. Our aircraft, equipment and other leases and certain operating agreements typically contain provisions requiring us, as the lessee, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment. We believe that our insurance would cover most of our exposure to liabilities and related indemnities associated with the leases described above.

Pass-Through Trusts. We have equipment notes outstanding issued under the 2019-1 EETC. Generally, the structure of the EETC financings consists of pass-through trusts created by us to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of Sun Country. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by us and secured by our aircraft. The payment obligations under the equipment notes are those of Sun Country. Through June 2020, we purchased 13 aircraft utilizing these certificates and the obligations are listed in Note 7 – Debt.

Fuel Consortia. We currently participate in fuel consortia at Minneapolis-Saint Paul International Airport, Las Vegas International Airport, Dallas-Fort Worth International Airport, San Diego International Airport and Southwest Florida International Airport and we expect to expand our participation with other airlines in fuel consortia and fuel committees at our airports where economically beneficial. These agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Consortia that are governed by interline agreements are either (i) not variable interest entities (“VIEs”) because they are not legal entities or (ii) are variable interest entities but the Company is not deemed the primary beneficiary. Therefore, these agreements are not reflected on our consolidated balance sheets. There are no assets or liabilities on our balance sheets related to these VIEs, since our participation is limited to purchasing aircraft fuel.

We have no other off-balance sheet arrangements.

Commitments and Contractual Obligations

We have contractual obligations comprised of aircraft leases and supplemental maintenance reserves, payment of debt and interest and other lease arrangements. As of March 31, 2021 we also have a contractual obligation to pay our pre-IPO stockholders under the terms of the Tax Receivable Agreement.

For additional information, refer to Note 12 Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except as described herein, there have been no material change in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2020. Also, see our Final Prospectus for additional information regarding our contractual obligations.

In connection with the Company’s IPO, we entered into an income tax receivable agreement with our pre-IPO stockholders. The agreement provides for the payment by the Company to the pre-IPO stockholders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company realizes. For additional information regarding this agreement, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, specifically with respect to aircraft fuel, as well as interest rate risk. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We have hedges in place for approximately 37% of our projected fuel requirements for scheduled service operations in 2021, with all of our existing options expected to be exercised or expire by the end of 2021. We do not hold or issue option or swap contracts for trading purposes. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our 2021 forecasted fuel consumption as of December 31, 2020, we estimate that a one cent per gallon increase in average aircraft fuel price would increase our 2021 annual aircraft fuel expense by $600, excluding any impact associated with fuel derivative instruments held and reimbursed cargo fuel.

Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt. A change in market interest rates would impact interest expense under the Credit Facilities. Assuming the Credit Facilities are fully drawn, a 100 basis point increase in interest rates would result in a corresponding increase in interest expense of approximately $1,200 annually.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2021, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We currently believe that the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations.

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-252858), as amended, and the Final Prospectus included therein, the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2021, we did not conduct any sales of equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-252858) for our initial public offering (“IPO”) of our common stock, par value $0.01 per share was declared effective by the SEC on March 16, 2021, pursuant to which we issued and sold 10,454,545 shares of our common stock at $24.00 per share, which included 1,363,636 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. We received net proceeds of $224,657 after deducting underwriting discounts and commissions, and other offering expenses. The managing underwriters for our IPO were Barclays Capital Inc. and Morgan Stanley & Co. LLC. Shares of our common stock began trading on the NASDAQ on March 17, 2021. We used approximately $46,260 of the proceeds from the IPO to repay all amounts outstanding under the CARES Act Loan. A portion of the proceeds were used to pay fees and expenses in connection with the IPO and the remainder  will be used for general corporate purposes, including the acquisition of additional aircraft. At March 31, 2021, $1,829 of expenses incurred in connection with our IPO had not yet been paid.

Our management team will retain broad discretion to allocate the net proceeds of the IPO for general corporate purposes. Pending use as described above, we may invest the net proceeds from the IPO in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

Issuer Purchases of Equity Securities

The Company does not have a share repurchase program and no shares were repurchased during the three months ended March 31, 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through the later of March 31, 2022 and one year following repayment.

On February 5, 2021, we accepted 140,737 total shares from two stockholders, valued at $24.87 per share, in settlement of $3,500 principal outstanding under promissory notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

10.1

Payroll Support Program Extension Agreement, dated as of January 29, 2021, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.8 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333- 252858)).

10.2

Credit Agreement, dated as of February 10, 2021, among SCA Acquisition, LLC, Sun Country, Inc., the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.47 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858)).

10.3

Securities Purchase Agreement, dated March 7, 2021, among Sun Country Airlines Holdings, Inc., SCA Horus Holdings, LLC and PAR Investment Partners, L.P. (incorporated by reference to Exhibit 10.48 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333- 252858)).

10.4

Securities Purchase Agreement, dated March 7, 2021, among Sun Country Airlines Holdings, Inc., SCA Horus Holdings, LLC and the Blackrock Entities party thereto (incorporated by reference to Exhibit 10.49 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858)).

10.6

Registration Rights Agreement, dated as of March 19, 2021, among Sun Country Airlines Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021).

10.5

Third Amended and Restated Stockholders’ Agreement, dated as of March 19, 2021, by and among Sun Country Airlines Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021).

10.7

Income Tax Receivable Agreement, dated as of March 19, 2021, by and among Sun Country Airlines Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021).

10.8

Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333- 254371)).

SUN COUNTRY AIRLINES HOLDINGS, INC

31.1	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021

31.2	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021

32

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

SUN COUNTRY AIRLINES HOLDINGS, INC

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Country Airlines Holdings, Inc.
(Registrant)

/s/ Dave Davis
Dave Davis
President and Chief Financial Officer
(Principal Financial and Accounting Officer)
May 6, 2021