Form 10-Q
period 2021-06-30
Sun Country Airlines Holdings, Inc.
filed 2021-07-28
CIK 1743907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☑ No ☐

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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of June 30, 2021:

Common Stock, $0.01 par value – 57,158,467 shares outstanding

Sun Country Airlines Holdings, Inc.

Form 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets:
Cash and Equivalents	$310,723	$62,028
Restricted Cash	4,762	8,335
Investments	6,076	5,624
Accounts Receivable, net of an allowance for credit losses of $297 and $224, respectively	25,989	28,690
Short-term Lessor Maintenance Deposits	1,490	3,101
Inventory, net of a reserve for obsolescence of $1,188 and $996, respectively	5,382	5,407
Prepaid Expenses	14,447	8,002
Derivative Assets	1,598	—
Other Current Assets	779	5,553
Total Current Assets	371,246	126,740

Property & Equipment, net:
Aircraft and Flight Equipment	395,646	331,685
Leasehold Improvements and Ground Equipment	14,025	13,526
Computer Hardware and Software	8,331	7,845
Finance Lease Assets	161,649	117,833
Rotable Parts	9,094	8,691
Property & Equipment	588,745	479,580
Accumulated Depreciation & Amortization	(88,704)	(65,065)
Total Property & Equipment, net	500,041	414,515

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net	91,110	93,110
Operating Lease Right-of-use Assets	70,715	121,269
Aircraft Lease Deposits	7,657	10,253
Long-term Lessor Maintenance Deposits	19,493	22,584
Deferred Tax Asset	21,342	36,216
Other Assets	6,137	6,357
Total Other Assets	438,677	512,012
Total Assets	$1,309,964	$1,053,267

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$36,847	$34,035
Accrued Salaries, Wages, and Benefits	17,855	16,368
Accrued Transportation Taxes	12,907	5,883
Air Traffic Liabilities	113,771	101,075
Derivative Liabilities	—	1,174
Over-market Liabilities	4,309	9,281
Finance Lease Obligations	9,601	11,460
Loyalty Program Liabilities	12,337	7,016
Operating Lease Obligations	18,239	34,492
Current Maturities of Long-term Debt	19,795	26,118
Other Current Liabilities	5,145	6,841
Total Current Liabilities	250,806	253,743

Long-term Liabilities:
Over-market Liabilities	12,583	28,128
Finance Lease Obligations	135,091	95,710
Loyalty Program Liabilities	8,540	15,053
Operating Lease Obligations	68,408	112,707
Long-term Debt	267,684	256,345
Income Tax Receivable Agreement Liability	96,500	—
Other Long-term Liabilities	6,119	7,764
Total Long-term Liabilities	594,925	515,707
Total Liabilities	845,731	769,450

Commitments and Contingencies

Stockholders' Equity:
Common Stock	572	468
Common stock with $0.01 par value, 995,000,000 shares authorized, 57,158,467 and 46,839,659 issued at June 30, 2021 and December 31, 2020, respectively.
Loans to Stockholders	—	(3,500)
Additional Paid In Capital	476,368	248,525
Retained Earnings (Deficit)	(12,707)	38,324
Total Stockholders' Equity	464,233	283,817
Total Liabilities and Stockholders' Equity	$1,309,964	$1,053,267

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues:
Passenger	$125,130	$31,341	$229,325	$209,827
Cargo	22,098	3,219	43,684	3,219
Other	1,961	816	3,793	2,660
Total Operating Revenue	149,189	35,376	276,802	215,706

Operating Expenses:
Aircraft Fuel	29,709	677	53,984	56,238
Salaries, Wages, and Benefits	42,316	32,484	86,392	70,575
Aircraft Rent	3,815	5,934	9,414	16,966
Maintenance	11,300	2,426	20,510	8,904
Sales and Marketing	5,822	1,630	10,932	10,202
Depreciation and Amortization	13,460	12,175	26,075	22,702
Ground Handling	6,551	1,614	11,781	10,906
Landing Fees and Airport Rent	8,752	2,667	17,537	13,781
Special Items, net	(38,520)	(31,481)	(65,392)	(31,481)
Other Operating, net	16,746	9,484	31,397	23,917
Total Operating Expenses	99,951	37,610	202,630	202,710
Operating Income (Loss)	49,238	(2,234)	74,172	12,996

Non-operating Income (Expense):
Interest Income	9	63	24	314
Interest Expense	(6,080)	(5,442)	(13,201)	(11,058)
Other, net	18,054	(325)	18,049	(494)
Total Non-operating Income (Expense), net	11,983	(5,704)	4,872	(11,238)

Income (Loss) before Income Tax	61,221	(7,938)	79,044	1,758
Income Tax Expense (Benefit)	9,468	(1,898)	14,875	547
Net Income (Loss)	$51,753	$(6,040)	$64,169	$1,211

Net Income (Loss) per share to common stockholders:
Basic	$0.91	$(0.13)	$1.21	$0.03
Diluted	$0.83	$(0.13)	$1.12	$0.02
Shares used for computation:
Basic	57,156,159	46,805,950	52,850,041	46,805,950
Diluted	61,982,441	46,805,950	57,403,593	48,243,146

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2020
		Common Stock		Loans to	Additional	Retained
	Warrants	Shares	Amount	Stockholders	Paid-in Capital	Earnings	Total
December 31, 2019	40,005,885	6,800,065	$68	$(3,500)	$244,928	$42,228	$283,724
Exercise of Apollo Warrants	(40,005,885)	40,005,885	400	—	(379)	—	21
Net Income	—	—	—	—	—	7,251	7,251
Stock-based Compensation	—	—	—	—	369	—	369
March 31, 2020	—	46,805,950	$468	$(3,500)	$244,918	$49,479	$291,365
Net Loss	—	—	—	—	—	(6,040)	(6,040)
Stock-based Compensation	—	—	—	—	388	—	388
June 30, 2020	—	46,805,950	$468	$(3,500)	$245,306	$43,439	$285,713

	Six Months Ended June 30, 2021
						Retained
		Common Stock		Loans to	Additional	Earnings
	Warrants	Shares	Amount	Stockholders	Paid-in Capital	(Deficit)	Total
December 31, 2020	—	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817
Shares Surrendered by Stockholders	—	(140,737)	(1)	3,500	(3,499)	—	—
Initial Public Offering	—	10,454,545	105	—	224,552	—	224,657
Net Income	—	—	—	—	—	12,416	12,416
Income Tax Receivable Agreement	—	—	—	—	—	(115,200)	(115,200)
Amazon Warrants	—	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	—	2,870	—	2,870
March 31, 2021	—	57,153,467	$572	$—	$473,848	$(64,460)	$409,960
Initial Public Offering Expense Adjustment	—	—	—	—	349	—	349
Exercise of Stock Options	—	5,000	—	—	27	—	27
Net Income	—	—	—	—	—	51,753	51,753
Amazon Warrants	—	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	—	744	—	744
June 30, 2021	—	57,158,467	$572	$—	$476,368	$(12,707)	$464,233

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Net Income	$64,169	$1,211
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	26,075	22,702
Tax Receivable Agreement Adjustment	(18,700)	—
Reduction in Operating Lease Right-of-use Assets	9,419	13,585
Non-Cash (Gain) Loss on Asset Transactions, net	(12,668)	381
Unrealized (Gain) Loss on Fuel Derivatives	(3,599)	16,056
Amortization of Over-market Liabilities	(3,081)	(5,781)
Deferred Income Taxes	14,875	570
Amazon Warrants Vested	2,800	—
Stock-based Compensation Expense	3,613	757
Amortization of Debt Issuance Costs	1,911	903

Changes in Operating Assets and Liabilities:
Accounts Receivable	4,265	3,406
Inventory	(224)	(596)
Prepaid Expenses	(6,446)	(797)
Lessor Maintenance Deposits	(3,220)	(6,946)
Aircraft Lease Deposits	1,496	1,290
Other Assets	1,294	(3,033)
Accounts Payable	3,546	(13,144)
Accrued Transportation Taxes	7,024	(11,779)
Air Traffic Liabilities	12,695	(20,587)
Loyalty Program Liabilities	(1,192)	(775)
Reduction in Operating Lease Obligations	(15,826)	(9,718)
Other Liabilities	1,615	(600)
Net Cash Provided by (Used in) Operating Activities	89,841	(12,895)

Cash Flows from Investing Activities:
Purchases of Property & Equipment	(66,736)	(93,677)
Purchase of Investments	(1,436)	(190)
Proceeds from the Sale of Investments	984	227
Net Cash Used in Investing Activities	(67,188)	(93,640)

Cash Flows from Financing Activities:
Cash Received from Stock Offering	235,894	—
Costs of Stock Offering	(8,669)	—
Proceeds from Stock Option and Warrant Exercises	26	21
Proceeds from Borrowings	80,500	220,307
Repayment of Finance Lease Obligations	(7,864)	(85,976)
Repayment of Borrowings	(74,709)	(54,879)
Debt Issuance Costs	(2,709)	(2,764)
Net Cash Provided by Financing Activities	222,469	76,709

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	245,122	(29,826)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	70,363	64,478

Cash, Cash Equivalents and Restricted Cash--End of the Period	$315,485	$34,652

Supplemental information:
Cash Payments for Interest	$11,040	$10,115
Cash Payments (Receipts) for Income Taxes, net	$40	$(22)
Non-cash transactions:
Lease Deposits Applied Against the Purchase of Aircraft	$3,296	$—
Aircraft and Flight Equipment Acquired through Finance Leases	$42,911	$—
Purchases of Property & Equipment in Accounts Payable	$—	$555
Costs of Stock Offering in Accounts Payable	$38	$—

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Consolidated Balance Sheets:
	June 30, 2021	June 30, 2020
Cash and Equivalents	$310,723	$32,084
Restricted Cash	4,762	2,568
Total Cash, Cash Equivalents and Restricted Cash	$315,485	$34,652

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1.	COMPANY BACKGROUND

Sun Country Airlines Holdings, Inc. is the parent company of Sun Country, Inc., which is a certificated air carrier providing scheduled passenger service, air cargo service, charter air transportation and related services. Services are provided to the general public, cargo customers, military branches, wholesale tour operators, individual entities, schools and companies for air transportation to various U.S. and international destinations. Except as otherwise stated, the financial information, accounting policies, and activities of Sun Country Airlines Holdings, Inc. are referred to as those of the Company (the “Company” or “Sun Country”).

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

Approval of the Omnibus Incentive Plan

In March 2021, the stockholders approved the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (the “Plan”).  The Plan authorizes that no more than 3,600,000 shares of Common Stock may be delivered in the aggregate pursuant to Awards granted under the Plan. An “Award” means any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Other Stock-Based Award, or Other Cash-Based Award granted under the Plan.

Upon implementation of this new Plan, there were no more grants under the October 2018 equity incentive plan. Awards already issued under the 2018 plan are not impacted by the new Plan.

Initial Public Offering of Common Stock and Other Stock Sales

On March 16, 2021, the Company priced its initial public offering of 9,090,909 shares of common stock to the public at $24.00 per share. The stock began trading on the NASDAQ on March 17, 2021 under the symbol SNCY. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued on March 19, 2021 and the net proceeds to the Company were $225,006 after deducting underwriting discounts and commissions, and other offering expenses.

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

In May 2021, the Apollo Stockholder sold 7,250,000 shares of the Company’s common stock at a public offering price of $34.50 per share. The underwriters in this offering exercised their option to purchase an additional 1,087,500 shares at the public offering price, bringing the total offering to 8,337,500 shares. The Company incurred offering expenses of $640 and did not receive any of the proceeds from the offering. All proceeds went to the Apollo Stockholder.

Amazon Agreement

On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon.com Services, Inc. (together with its affiliates, “Amazon”) to provide cargo services under an Air Transportation Services Agreement (the “ATSA”). The agreement is structured for the Company to provide crew, maintenance, and insurance (“CMI”) services to Amazon. Sun Country began flying for Amazon in May 2020.  On June 27, 2020, Amazon and the Company signed an amendment to the December 2019 agreement that increased the number of aircraft Sun Country operates from 10 to 12.

In December 2019, in connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. The exercise period of these warrants is through the eighth anniversary of the issue date. Of the 9,482,606 total Amazon warrants issued, 632,183 vested upon execution of the ATSA in December 2019.  Thereafter, an additional 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company.  During the three and six months ended June 30, 2021, 189,652 and 379,304 warrants vested, respectively. The cumulative warrants vested as of June 30, 2021 were 1,264,356. No warrants vested during the six months ended June 30, 2020.

2.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report for the year ended December 31, 2020, which is included in the Company’s Final Prospectus dated March 16, 2021. During the six months ended June 30, 2021, there were no significant changes to the Company’s critical accounting policies.

Certain prior period Stockholders’ Equity amounts were reclassified to conform to the current period presentation. This involved reducing the Common Stock values to $0.01 times the shares outstanding and reclassifying those dollars to Additional Paid-In Capital. These reclasses were $238,694 as of December 31, 2020, June 30, 2020 and March 31, 2020. The reclass as of December 31, 2019 was $239,073.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, equity-based compensation, tax receivable agreement, lease accounting, impairment of goodwill, impairment of long-lived and intangible assets, air traffic liabilities, the loyalty program, as well as the valuation of Amazon warrants.

Due to severe impacts from the global coronavirus (“COVID-19”) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and six months ended June 30, 2021 are not necessarily indicative of operating results for future quarters or for the year ended December 31, 2021. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, disease outbreaks, fears of terrorism or war, and other factors beyond the Company’s control.

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

On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic causing a massive market disruption to the aviation industry.  While U.S. domestic passenger volumes have increased to date, those levels are still down when compared to the same time frame in 2019.  The growth in the U.S. domestic air traffic since the trough in April 2020 has been led by leisure and visiting family and relatives (“VFR”) travelers as business travel remains more subdued with corporate workforces continuing to “work-from-home” and in-person meetings continuing to be conducted via videoconferencing and other virtual channels.  Equity research analysts and other industry executives believe that the positive trends in leisure and VFR travel will continue as COVID-19 vaccines continue to become more widely distributed in 2021.  COVID-19 vaccines have become widely available in the US according to the Centers for Disease Control and Prevention (“the CDC”).  The initial beneficiaries of the travel rebound are expected to be leisure and VFR focused Low-Cost Carriers (“LCCs”) and Ultra Low-Cost Carriers (“ULCCs”), while the more international and business travel exposed legacy network airlines are expected to lag behind.

As COVID-19 has spread globally, many countries have imposed strict international travel restrictions. The U.S. market has recovered markedly faster than most other countries as a result of widespread vaccine distribution igniting the leisure travel recovery.  However, given the uncertainty regarding COVID-19 variants, including but not limited to the Delta variant, the demand recovery may be impacted in both international and domestic travel.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Since the beginning of the COVID-19 pandemic, the air cargo market has experienced solid growth both in terms of volumes and yields. While the pandemic has caused a worldwide economic recession, e-commerce has thrived due to a variety of factors such as consumers being unable or unwilling to visit brick-and-mortar stores due to social distancing, which translated into an acceleration of secular growth in e-commerce. Air cargo operators have been in a unique position to meet e-commerce demands that require a high level of speed, reliability and security.

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

The grant amount recognized under the CARES Act Payroll Support Program for the year ended December 31, 2020 was $62,312 and was recorded in Special Items, net. During the first quarter of 2021, the Company received $32,208 from the Treasury under the Payroll Support Program Extension (“PSP2”). During the second quarter of 2021, the Company received an additional $4,831 from the Treasury as a top-off grant under PSP2.

Further, in the second quarter, the Company received a grant of $34,547 under the American Rescue Plan Act of 2021 (“PSP3”) which was enacted on March 11, 2021, and authorizes Treasury to provide additional assistance to passenger air carriers and contractors that received financial assistance under the CARES Act. The grant amount recognized under PSP3 of $34,547 was recorded in Special Items, net during the second quarter.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”) which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2020, the Company recorded $2,328 related to the CARES Employee Retention Credit within Special Items, net. In the first and second quarters of 2021, an additional $334 and $446, respectively, was recognized within Special Items, net.

Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the Treasury on October 26, 2020, which was repaid in full on March 24, 2021.

In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2021, or if ordered by the DOT, March 1, 2022; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023.

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

The significant categories comprising Operating Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Scheduled service	$67,073	$17,882	$121,693	$132,110
Charter service	28,898	8,491	54,703	37,718
Ancillary	29,159	4,968	52,929	39,999
Passenger	125,130	31,341	229,325	209,827
Cargo	22,098	3,219	43,684	3,219
Other	1,961	816	3,793	2,660
Total Operating Revenue	$149,189	$35,376	$276,802	$215,706

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

Total Operating Revenue by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$142,774	$34,307	$262,020	$197,345
Latin America	6,266	1,038	14,228	18,114
Other	149	31	554	247
Total Operating Revenue	$149,189	$35,376	$276,802	$215,706

Contract Balances

The Company’s contract assets primarily relate to costs incurred to get the 12 Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets. The amount expensed during the three and six months ended June 30, 2021 was $169 and $307, respectively, and is included in Maintenance expense. There was nothing expensed in the six months ended June 30, 2020, since the Amazon cargo services were just getting started.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company’s significant contract liabilities are comprised of 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and 3) the Amazon Deferred Up-front Payment received (reported within Other Liabilities on the Condensed Consolidated Balance Sheets).

Contract Assets and Liabilities are as follows:

	June 30, 2021	December 31, 2020
Contract Assets
Costs to fulfill contract with Amazon	$3,203	$3,614
Air Traffic Liabilities	$113,771	$101,075
Loyalty Program Liabilities	20,877	22,069
Amazon Deferred Up-front Payment	4,772	5,240
Total Contract Liabilities	$139,420	$128,384

The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six month period ended June 30, 2021, $82,206 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2020.

As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheet. This deferred up-front payment is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA. For the three and six months ended June 30, 2021, $237 and $468 was amortized into Cargo revenue, respectively. For each of the three and six months ended June 30, 2020, $38 was amortized into Cargo revenue.

Loyalty Program

The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. Loyalty points are earned as a result of travel and purchases using the Company’s co- branded credit card. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impact the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue).

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Changes in the Loyalty Program Liabilities are as follows:

	2021	2020
Balance - January 1	$22,069	$22,892
Loyalty Points Earned	1,904	2,621
Loyalty Points Redeemed(1)	(3,096)	(3,395)
Balance - June 30	$20,877	$22,118
(1)	Principally relates to revenue recognized from the redemption of loyalty points for both air and non-air travel awards. Loyalty points are combined in one homogenous pool and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

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

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income (Loss)	$51,753	$(6,040)	$64,169	$1,211

Denominator:
Weighted Average Common Shares Outstanding - Basic	57,156,159	46,805,950	52,850,041	46,805,950
Dilutive effect of Stock Options and Warrants (1)	4,826,282	—	4,553,552	1,437,196
Weighted Average Common Shares Outstanding - Diluted	61,982,441	46,805,950	57,403,593	48,243,146

Basic earnings (loss) per share	$0.91	$(0.13)	$1.21	$0.03
Diluted earnings (loss) per share	$0.83	$(0.13)	$1.12	$0.02
(1)	There were 3,547,524 and 3,636,773 performance-based stock options outstanding at June 30, 2021 and 2020, respectively. As a result of the Company’s initial public offering, 75% of these options are expected to meet the performance conditions and are included in dilutive options at June 30, 2021. At June 30, 2020, these options were excluded from the calculation of diluted EPS since the performance conditions were not considered likely to be met.

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

6.	AIRCRAFT

Aircraft Fleet

The following tables summarize the Company’s aircraft fleet activity for the six months ended June 30, 2021 and 2020, respectively:

	December 31, 2020	Additions	Removals	June 30, 2021
Passenger:
Owned	14	6	—	20
Finance leases	5	2	—	7
Operating leases	12	—	(6)	6
Sun Country Airlines' Fleet	31	8	(6)	33
Cargo:
Aircraft Operated for Amazon	12	—	—	12
Total Aircraft Operated	43	8	(6)	45

The six aircraft purchased during the six months ended June 30, 2021 were financed through the Delayed Draw Term Loan Facility (see Note 7). All six of these were previously under operating leases. During June 2021, the Company obtained an additional two aircraft under finance leases.

	December 31, 2019	Additions	Removals	June 30, 2020
Passenger:
Owned	5	9	—	14
Finance leases	10	—	(5)	5
Operating leases	14	—	(2)	12
Seasonal leases	2	—	(2)	—
Sun Country Airlines' Fleet	31	9	(9)	31
Cargo:
Aircraft Operated for Amazon	—	7	—	7
Total Aircraft Operated	31	16	(9)	38

The nine aircraft purchased during the six months ended June 30, 2020 were financed through equipment trust certificates (see Note 7). Two of these aircraft were previously under operating leases, five were previously under finance leases, and the other two aircraft were new to the Company’s fleet. In addition, the Company refinanced three previously owned and financed aircraft in January 2020 utilizing equipment trust certificates (see Note 7).

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

As of June 30, 2021, Sun Country operated a fleet of Boeing 737-NG aircraft, consisting of 44 Boeing 737-800s and 1 Boeing 737-700.

The Accumulated Depreciation on owned assets was $67,495 and $52,048 as of June 30, 2021 and December 31, 2020, respectively. Depreciation expense on these assets was $9,642 and $6,370 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $18,442 and $11,491 for the six months ended June 30, 2021 and 2020, respectively.

The Accumulated Amortization on Finance Lease Assets was $21,209 and $13,018 as of June 30, 2021 and December 31, 2020, respectively. Amortization Expense on these assets was $2,692 and $4,665 for the three months ended June 30, 2021 and 2020, respectively. Amortization Expense was $5,384 and $8,955 for the six months ended June 30, 2021 and 2020, respectively.

Depreciation expense on owned assets and amortization expense on Finance Lease Assets are each classified in Depreciation and Amortization on the Condensed Consolidated Statements of Operations.

Aircraft Lease Payment Deferrals

During the year ended December 31, 2020 the Company negotiated rent payment deferrals with a majority of its aircraft lessors due to COVID-19 cash flow impacts. There were no amounts deferred as of June 30, 2021 since the final payments were made in the second quarter of 2021. The amount deferred as of December 31, 2020 was $7,569, consisting of $2,133 under finance leases and $5,436 under operating leases. These deferrals were classified within the current portion of the respective lease liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2020.

Aircraft Maintenance Deposits Contra-Assets

At April 11, 2018 (the “Acquisition Date”), the Company established a deposit contra-asset to represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition Date. As of June 30, 2021 and December 31, 2020, the remaining balance of the contra-asset was $22,792 and $36,729, respectively. Of the $13,937 reduction in the contra-asset during the six months ended June 30, 2021, $12,749 related to the purchase of six aircrafts previously leased, whereupon the contra-assets and related maintenance deposits were written-off concurrently to Aircraft lease buy-out expense in Special Items, net (see Note 11). For the three months ended June 30, 2021 and 2020, the Company recognized $850 and none respectively, of the contra-asset as a reduction to Maintenance expense on the accompanying Condensed Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, the Company recognized $850 and $328, respectively, of the contra-asset as a reduction to Maintenance expense.

Over-market Liabilities

At the Acquisition Date, the Company acquired liabilities related to its over-market lease rates and over-market maintenance reserve payments.

As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. Upon adopting ASU 2016-02, Leases (Topic 842) effective January 1, 2019, this liability was reclassified as an offset to the Operating Lease Right-of-

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

use Assets. The remaining unamortized balance of this contra-asset as of June 30, 2021 and December 31, 2020 was $11,444 and $16,501, respectively and is recorded within Operating Lease Right-of-Use Assets. During the six months ended June 30, 2021, the Company purchased six aircraft which were previously under leases with unfavorable terms, contributing to $3,765 of the decrease.

As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments, the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of similar leases. The remaining balance of this liability at June 30, 2021 and December 31, 2020 was $16,892 and $37,409, respectively. Of the $20,517 reduction in the over-market maintenance reserve liabilities during the six months ended June 30, 2021, $17,435 related to the purchase of six aircrafts previously leased. The over-market liabilities for those aircraft are included in Aircraft lease buy-out expense in Special Items, net (see Note 11).

Aircraft Rent expense for the three months ended June 30, 2021 and 2020, includes credits of $1,618 and $3,726, respectively, for the amortization of over-market liabilities established at the Acquisition Date  related to lease rates and maintenance reserves. The Aircraft Rent expense credits for the six months ended June 30, 2021 and 2020 were $4,373 and $7,830, respectively.

7.	DEBT

Lines of Credit – On February 10, 2021, the Company executed a five-year credit agreement with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility (the “ABL Facility”). The agreement provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which are collectively referred to as the “Credit Facilities.” The interest rate on borrowings is determined by various alternative base rates plus an applicable margin ranging from 4% to 5%. The interest rate currently in effect on the Delayed Draw Term Loan facility is 6%, which is the minimum interest rate allowed under the Credit Facilities agreement. Borrowings on the Delayed Draw Term Loan Facility are subject to possible interest rate adjustment in February 2022. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes. The proceeds from the Delayed Draw Term Loan Facility are to be used solely to finance the acquisition of aircraft or engines to be registered in the U.S. During the six months ended June 30, 2021, the Company drew $80,500 on the Delayed Draw Term Loan Facility to purchase six aircrafts, which were previously under operating leases. In June 2021, the Company made its first principal payment on this debt of $1,006, bringing the June 30, 2021 balance to $79,494. The Credit Facilities have financial covenants that require a minimum EBITDAR (ranging from $62,100 as of September 30, 2021, $78,100 as of December 31, 2021, and $87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day.

Long-term Debt – In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. Payments have been made each June and December, which reduced the balance as of June 30, 2021 to $211,605. The 13 aircraft serve as security for the loan and the total appraised value of these aircraft as of December 2019 was approximately $292,450.

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

The Company was in compliance with all covenants in its debt agreements at June 30, 2021.

Long-term Debt included the following:

	June 30, 2021	December 31, 2020
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate of between 4.13% and 6.95% and the weighted average interest rate is 4.78%.	$211,605	$227,347

Delayed Draw Term Loan Facility (see terms and conditions above)	79,494	—

U. S. Department of the Treasury CARES Act Loan (see terms and conditions above)	—	45,419

Notes payable to Wilmington Trust Company. Notes bear interest at an annual rate of 8.45% and were scheduled to mature Nov. 2023 to Feb. 2024. In April 2021, these notes were repaid.	—	12,506

Other Notes payable. These notes bear interest at an annual rate of approximately 5.0% and mature March 2029.	493	529

Total Debt	291,592	285,801

Less: Unamortized debt issuance costs	(4,113)	(3,338)

Less: Current Maturities of Long-term Debt	(19,795)	(26,118)
Total Long-term Debt	$267,684	$256,345

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Future maturities of the outstanding Debt are as follows:

	Debt Principal	Amortization of Debt
	Payments	Issuance Costs	Net Debt
Remainder of 2021	$10,661	$(509)	$10,152
2022	30,367	(983)	29,384
2023	42,358	(908)	41,450
2024	44,000	(785)	43,215
2025	49,087	(670)	48,417
Thereafter	115,119	(258)	114,861
Total as of June 30, 2021	$291,592	$(4,113)	$287,479

The table below presents the Company’s debt measured at fair value:

	June 30, 2021	December 31, 2020
Carrying Amount	$291,592	$285,801
Fair Value	$281,640	$279,119

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

Fuel derivative contracts are recognized at fair value on the Condensed Consolidated Balance Sheets as Derivative Assets, if the fair value is in an asset position, or as Derivative Liabilities, if the fair value is in a liability position. The Company did not have any collateral held by counterparties to these agreements as of June 30, 2021 and December 31, 2020. Derivatives where the payment due date is greater than one year from the balance sheet date are classified as long-term.

Changes in Derivative Assets (Liabilities) were as follows:

	Six Months Ended June 30,
	2021	2020
Balance - January 1	$(1,174)	$2,233
Non-cash Gains (Losses)	3,599	(16,056)
Contract Settlements	(827)	4,990
Balance - June 30	$1,598	$(8,833)

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Fuel Derivative Gains (Losses) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-cash Gains (Losses)	$1,213	$5,695	$3,599	$(16,056)
Cash Premiums Paid	—	(1,617)	—	(1,901)
Total Fuel Derivative Gains (Losses)	$1,213	$4,078	$3,599	$(17,957)

Fuel derivative gains and losses are classified in Aircraft Fuel on the Condensed Consolidated Statements of Operations.

As of June 30, 2021, the Company had outstanding fuel derivative contracts covering 5.8 million gallons of crude oil and jet fuel that will settle between July 2021 and September 2021.

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

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Fuel Derivative Contracts	$—	$1,598	$—	$1,598
Total Assets measured at fair value on a recurring basis	$—	$1,598	$—	$1,598

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Fuel Derivative Contracts	$—	$1,174	$—	$1,174
Total Liabilities measured at fair value on a recurring basis	$—	$1,174	$—	$1,174

Certain assets are measured at fair value on a nonrecurring basis. The Company’s non-financial assets, which primarily consist of property and equipment, goodwill and other intangible assets are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial assets are assessed for impairment and, if applicable, written down to fair value using significant unobservable inputs, classified as Level 3.

The Company’s debt portfolio consists of 2019-1 EETC certificates, borrowings under the Delayed Draw Term Loan Facility, and fixed-rate notes payable. See Note 7 for debt fair values.

10.	INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2021 was 15.5% and 18.8%, respectively. The effective tax rate for the three and six months ended June 30, 2020 was 23.9% and 31.1%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The decrease in the three and six month rate is primarily due to a favorable permanent difference related to the Tax Receivable Agreement partially offset by nondeductible expense related to executive compensation disallowed under Internal Revenue Code Section 162(m).

Tax Receivable Agreement

In connection with the Company’s IPO, we entered into an income Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with our pre-IPO stockholders (the “TRA holders”). The Tax Receivable Agreement provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”).  The Company will retain the benefit of the remaining 15% of these cash savings.

Payments under the Tax Receivable Agreement will not begin until at least 12 months after the closing of the Company’s IPO. In the event that the Company is prohibited from making payments under the Tax Receivable Agreement for tax benefits utilized during any periods pursuant to the CARES Act or other

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

governmental programs, the Company is not required to make payments under the Tax Receivable Agreement for Pre-IPO Tax Attributes utilized in such periods. Based on our current participation in the CARES Act Program, the Company does not expect to make payments under the Tax Receivable Agreement until 2023.

If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA payments. Upon the closing of the IPO, the Company recognized a non-current liability of $115,200 which represented undiscounted aggregate payments that we expected to pay the TRA holders under the Tax Receivable Agreement, with an offset to Stockholders' Equity. Subsequent changes in the measurement of the liability are being adjusted through the Consolidated Statements of Operations. The Tax Receivable Agreement liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate based on, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement, (ii) the Company’s participation in future government programs, (iii) stock option activity during periods prior to the commencement of payments under the Tax Receivable Agreement and (iv) future changes in tax laws. These factors could result in an increase or decrease in the related liability which would be recognized in the Company’s earnings in the period of such change. In the second quarter of 2021, the Company reduced the TRA liability balance by $18,700, from $115,200 to $96,500. The offsetting credit was recorded in Other Non-operating Income. The decrease in the TRA liability was mainly due to the receipt of the PSP3 grant of $34,547, which extended the time period in which distributions made to shareholders are restricted from March 31, 2022 to September 30, 2022, and also resulted in an increase in forecasted 2021 pre-tax income. The remaining TRA liability balance of $96,500 is presented in “Long-term Liabilities” on the Condensed Consolidated Balance Sheet as of June 30, 2021.

11.	SPECIAL ITEMS, NET

Special Items, net on the Condensed Consolidated Statements of Operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CARES Act grant recognition (1)	$(39,378)	$(31,516)	$(71,587)	$(31,516)
CARES Act employee retention credit (2)	(446)	—	(780)	—
Aircraft lease buy-out expense (3)	1,299	—	6,963	—
Other	5	35	12	35
Total Special Items, net	$(38,520)	$(31,481)	$(65,392)	$(31,481)
(1)	In the quarter ended March 31, 2021, the Treasury awarded the Company a grant of $32,208 under PSP2. On April 22, 2021, the Company received an additional $4,831 from the Treasury as a top-off grant under PSP2. Further, during the quarter ended June 30, 2021, the Company received a grant of $34,547 under PSP3.
(2)	The CARES Act Employee Retention credit relates to a refundable tax credit against certain employment taxes.
(3)	Five aircraft were purchased in March 2021 that were previously under operating leases. One additional aircraft was purchased in April 2021 that was previously under an operating lease. Aircraft lease buy-out expense represents the net costs incurred to terminate the leases on those six aircraft. This includes

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

the associated lease termination costs, write-off of previously capitalized maintenance deposits, and the write-off of over-market liabilities (see Note 6).

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

The Cargo segment began providing air cargo services under the ATSA in May 2020. Fuel consumed in Cargo operations is directly reimbursed by Amazon and therefore aircraft fuel revenue is presented net of such reimbursements on the Condensed Consolidated Statements of Operations. Fuel consumed in Cargo maintenance activities is included in the Cargo segment. Certain operating expenses are directly attributable to this operating segment.

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

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. Assets by segment are not reviewed by the Chief Operating Decision Maker and have not been presented herein.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Passenger	Cargo	Consolidated	Passenger	Cargo(1)	Consolidated
Operating Revenues	$127,091	$22,098	$149,189	$32,157	$3,219	$35,376
Non-Fuel Operating Expenses	92,361	16,401	108,762	63,507	4,907	68,414
Aircraft Fuel	29,657	52	29,709	677	—	677
Special Items, net	(28,784)	(9,736)	(38,520)	(28,111)	(3,370)	(31,481)
Total Operating Expenses	93,234	6,717	99,951	36,073	1,537	37,610
Operating Income (Loss)	$33,857	$15,381	49,238	$(3,916)	$1,682	(2,234)
Interest Income			9			63
Interest Expense			(6,080)			(5,442)
Other, net			18,054			(325)
Income (Loss) before Income Tax			$61,221			$(7,938)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Passenger	Cargo	Consolidated	Passenger	Cargo(1)	Consolidated
Operating Revenues	$233,118	$43,684	$276,802	$212,487	$3,219	$215,706
Non-Fuel Operating Expenses	179,566	34,472	214,038	173,046	4,907	177,953
Aircraft Fuel	53,912	72	53,984	56,238	—	56,238
Special Items, net	(46,991)	(18,401)	(65,392)	(28,111)	(3,370)	(31,481)
Total Operating Expenses	186,487	16,143	202,630	201,173	1,537	202,710
Operating Income	$46,631	$27,541	74,172	$11,314	$1,682	12,996
Interest Income			24			314
Interest Expense			(13,201)			(11,058)
Other, net			18,049			(494)
Income before Income Tax			$79,044			$1,758
(1)	As air cargo operations commenced in May 2020, there are limited Cargo amounts included in the three and six month periods ended June 30, 2020.

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for the period from the Balance Sheet date through July 28, 2021, the date that the Condensed Consolidated Financial Statements were available to be issued.

* * * * * *

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

Forward-Looking Statements

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and six months ended June 30, 2021 and 2020. Also discussed is our financial position as of June 30, 2021 and December 31, 2020. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2020 included in our Registration Statement on Form S-1 (File No. 333-252858), as amended, including the final prospectus dated March 16, 2021 included therein (the “Final Prospectus”).This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Our scheduled service business combines low costs with a high quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than Ultra Low-Cost Carriers (“ULCCs”) while maintaining lower Adjusted Cost per Available Seat Mile (“CASM”) than Low Cost Carriers (“LCCs”), resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs (which include Allegiant Travel Company, Frontier Airlines and Spirit Airlines), such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high quality product that we believe is superior to ULCCs and consistent with that of LCCs (which include Southwest Airlines and JetBlue Airways). For example, our product includes more legroom than ULCCs, complimentary beverages, in-flight entertainment and in-seat power, none of which are offered by ULCCs.

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

The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. We have experienced a significant decline in demand related to the COVID-19 pandemic, which has caused a material decline in our 2020 and first half 2021 revenues and negatively impacted our financial condition and operating results. With the expectation that COVID-19 vaccines continue to become more widely distributed in 2021, we believe the airline industry will continue to rebound in the back half of 2021 and normalize in 2022.

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into a new Credit Agreement which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility. We received CARES Act grants totaling $62,312 during 2020, and a CARES Act loan of $45,000 in October 2020. During the quarter ended March 31, 2021, we received a grant of $32,208 under the Payroll Support Program Extension under the Consolidated Appropriations Act of 2021. On April 22, 2021, we received $4,831 from the Treasury as a top-off grant under Payroll Support Program Extension (“PSP2”). Further, during the quarter ended June 30, 2021, the Company received a grant of $34,547 under the American Rescue Plan Act of 2021 (“PSP3”).

While the COVID-19 induced industry downturn has delayed our growth in 2020 and 2021 to date, we believe that our investments have positioned us to profitably grow our business in the long term following a rebound in the U.S. airline industry.

Components of Operations

Operating Revenues

Scheduled service. Scheduled service revenue consists of base fares and expired passenger travel credits.

Charter service. Charter service revenue consists of revenue earned from our charter operations, primarily generated through our service to the U.S. Department of Defense, collegiate and professional sports teams, and casinos.

Ancillary. Ancillary revenue consists of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, itinerary service fees and on-board sales.

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

Maintenance. Maintenance expense includes the cost of all parts, materials and fees for repairs performed by us and our third-party vendors to maintain our fleet. It excludes direct labor cost related to our own mechanics, which are included in salaries, wages, and benefits expense. It also excludes maintenance expenses, which are deferred based on the built-in overhaul method for owned aircraft and subsequently amortized as a component of depreciation and amortization expense. Our maintenance expense is reduced due to recognizing a liability (or contra-asset) that offsets expenses for maintenance events incurred by the new owners of Sun Country but paid for by the previous owners. For more information on these maintenance expense credits, see Note 6 to our Condensed Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expense includes credit card processing fees, travel agent commissions and related global distribution systems fees, advertising, sponsorship and distribution costs, such as the costs of our call centers, and costs associated with our loyalty program. It excludes related salary and wages of personnel, which are included in salaries, wages, and benefits expense.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of fixed assets we own and leasehold improvements, amortization of finance leased assets, as well as the amortization of finite-lived intangible assets. It also includes the depreciation of significant maintenance expenses we deferred under the built-in overhaul method for owned and certain finance leased aircraft.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Ground Handling. Ground handling includes ground services at airports including baggage handling, ticket counter and other ground services.

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

Interest Expense. Interest expense includes interest and fees related to our outstanding debt and our finance/capital leases, as well as the amortization of debt financing costs.

Other, net. Other expenses include activities not classified in any other area of the Condensed Consolidated Statements of Operations, such as gain or loss on sale or retirement of assets and certain consulting expenses. The change in the TRA liability is also included here.

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

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Operating Statistics

Key Operating Statistics and Metrics

	Three Months Ended June 30, 2021 (1)				Three Months Ended June 30, 2020 (1)
	Scheduled				Scheduled
	Service	Charter	Cargo	Total	Service	Charter	Cargo	Total
Departures (2)	4,921	1,727	2,752	9,445	1,376	520	413	2,324
Block hours (2)	15,900	3,656	8,198	27,874	4,177	1,321	1,076	6,604
Aircraft miles (2)	6,478,328	1,360,043	3,222,967	11,098,716	1,710,153	526,261	454,980	2,700,328
Available seat miles (ASMs) (thousands) (2)	1,198,768	237,723	—	1,442,744	318,049	97,827	—	417,538
Total revenue per ASM (TRASM) (cents) (3)				8.81				7.70
Average passenger aircraft during the period (3)				31.0				31.0
Passenger aircraft at end of period (3)				33				31
Cargo aircraft at end of period				12				7
Average daily aircraft utilization (hours) (3)				7.0				2.0
Average stage length (miles)				1,179				1,180
Revenue passengers carried (4)	700,019				121,922
Revenue passenger miles (RPMs) (thousands) (4)	919,034				153,098
Passenger revenue per ASM (PRASM) (cents) (4)	5.60				5.62
Load factor (4)	76.7%				48.1%
Average base fare per passenger (4)	$95.81				$146.66
Ancillary revenue per passenger (4)	$41.66				$40.74
Charter revenue per block hour		$7,904				$6,426
Fuel gallons consumed (thousands) (2)	12,267	2,622	—	14,955	3,028	946	—	3,991
Fuel cost per gallon, excluding derivatives				$2.07				$1.17
Employees at end of period				1,815				1,660
Cost per available seat mile (CASM) (cents) (5)				6.93				9.01
Adjusted CASM (cents) (6)				6.35				14.57
(1)	Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)	Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore the Total System amounts are higher than the sum of Scheduled Service, Charter Service and Cargo amounts.
(3)	Scheduled service and charter service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(4)	Passenger-related statistics and metrics are shown only for scheduled service. Charter service revenue is driven by flight statistics.
(5)	CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(6)	Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, special items, and certain other costs.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Key Operating Statistics and Metrics

	Six Months Ended June 30, 2021 (1)				Six Months Ended June 30, 2020 (1)
	Scheduled				Scheduled
	Service	Charter	Cargo	Total	Service	Charter	Cargo	Total
Departures (2)	9,244	3,238	5,317	17,897	7,182	2,156	413	9,847
Block hours (2)	31,107	6,987	16,440	54,806	24,419	4,933	1,076	30,691
Aircraft miles (2)	12,711,512	2,582,494	6,508,492	21,883,259	9,867,739	1,837,794	454,980	12,234,888
Available seat miles (ASMs) (thousands) (2)	2,356,780	449,444	—	2,819,540	1,826,245	334,690	—	2,174,605
Total revenue per ASM (TRASM) (cents) (3)				8.27				9.77
Average passenger aircraft during the period (3)				31.0				31.5
Passenger aircraft at end of period (3)				33				31
Cargo aircraft at end of period				12				7
Average daily aircraft utilization (hours) (3)				6.8				5.2
Average stage length (miles)				1,225				1,254
Revenue passengers carried (4)	1,253,051				935,860
Revenue passenger miles (RPMs) (thousands) (4)	1,694,033				1,303,004
Passenger revenue per ASM (PRASM) (cents) (4)	5.16				7.23
Load factor (4)	71.9%				71.3%
Average base fare per passenger (4)	$97.12				$141.16
Ancillary revenue per passenger (4)	$42.24				$42.74
Charter revenue per block hour		$7,829				$7,646
Fuel gallons consumed (thousands) (2)	23,824	4,979	—	28,948	18,779	3,646	—	22,562
Fuel cost per gallon, excluding derivatives				$1.99				$1.71
Employees at end of period				1,815				1,660
Cost per available seat mile (CASM) (cents) (5)				7.19				9.32
Adjusted CASM (cents) (6)				6.25				7.81
(1)	Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)	Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore the Total System amounts are higher than the sum of Scheduled Service, Charter Service and Cargo amounts.
(3)	Scheduled service and charter service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(4)	Passenger-related statistics and metrics are shown only for scheduled service. Charter service revenue is driven by flight statistics.
(5)	CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(6)	Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, special items, and certain other costs.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Statement of Operations Analysis

Results of Operations

For the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		$	%
	2021	2020	Change	Change
Operating Revenues:
Scheduled Service	$67,073	$17,882	$49,191	275%
Charter Service	28,898	8,491	20,407	240%
Ancillary	29,159	4,968	24,191	487%
Passenger	125,130	31,341	93,789	299%
Cargo	22,098	3,219	18,879	586%
Other	1,961	816	1,145	140%
Total Operating Revenue	149,189	35,376	113,813	322%

Operating Expenses:
Aircraft Fuel	29,709	677	29,032	4,288%
Salaries, Wages, and Benefits	42,316	32,484	9,832	30%
Aircraft Rent	3,815	5,934	(2,119)	(36)%
Maintenance	11,300	2,426	8,874	366%
Sales and Marketing	5,822	1,630	4,192	257%
Depreciation and Amortization	13,460	12,175	1,285	11%
Ground Handling	6,551	1,614	4,937	306%
Landing Fees and Airport Rent	8,752	2,667	6,085	228%
Special Items, net	(38,520)	(31,481)	(7,039)	22%
Other Operating, net	16,746	9,484	7,262	77%
Total Operating Expenses	99,951	37,610	62,341	166%
Operating Income (Loss)	49,238	(2,234)	51,472	(2,304)%

Non-operating Income (Expense):
Interest Income	9	63	(54)	(86)%
Interest Expense	(6,080)	(5,442)	(638)	12%
Other, net	18,054	(325)	18,379	(5,655)%
Total Non-operating Income (Expense), net	11,983	(5,704)	17,687	(310)%

Income (Loss) before Income Tax	61,221	(7,938)	69,159	(871)%
Income Tax Expense (Benefit)	9,468	(1,898)	11,366	(599)%
Net Income (Loss)	$51,753	$(6,040)	$57,793	(957)%

Total operating revenues increased by $113,813, or 322%, to $149,189 for the three months ended June 30, 2021 from $35,376 for the three months ended June 30, 2020.  The increase is due to a significant decline in passenger service in 2020 as a result of the COVID-19 pandemic.

Scheduled Service. Scheduled service revenue increased by $49,191, or 275%, to $67,073 for the three months ended June 30, 2021 from $17,882 for the three months ended June 30, 2020. The increase in

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

scheduled service revenue was largely driven by a decline in passenger service demand for the three months ended June 30, 2020 due to government travel restrictions and quarantine requirements related to the COVID- 19 pandemic. Departures increased 258% in the second quarter of 2021, as compared to the second quarter of 2020.

The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended June 30,		Increase	%
	2021	2020	(Decrease)	Change
Passengers	700,019	121,922	578,097	474%
Average base fare per passenger	$95.81	$146.66	(50.85)	(35)%
RPMs (thousands)	919,034	153,098	765,936	500%
ASMs (thousands)	1,198,768	318,049	880,719	277%
PRASM (cents)	5.60	5.62	(0.02)	(0)%
Passenger load factor	76.7%	48.1%	28.6 pts	na

The 474% increase in the number of scheduled service passengers in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily due to COVID-19 pandemic related demand reductions in the prior year period. For the three months ended June 30, 2021, our average base fare was $95.81, compared to $146.66 for the three months ended June 30, 2020. The net change is the result of the impact of indirect revenue related transactions (such as deferred revenue breakage) spread over significantly fewer passengers during 2020.

Charter Service. Charter service revenue increased by $20,407, or 240%, to $28,898 for the three months ended June 30, 2021, from $8,491 for the three months ended June 30, 2020. The COVID-19 pandemic drove a decrease in our 2020 quarter casino charter service revenue. There was a 177% increase in block hours for the 2021 quarter as compared to the 2020 quarter. Charter revenue per block hour was $7,904 for the three months ended June 30, 2021, as compared to $6,426 for the three months ended June 30, 2020, for an increase of 23%. This revenue per block hour increase is due to the ongoing recovery from the impacts of COVID-19.

Ancillary. Ancillary revenue increased by $24,191, or 487%, to $29,159 for the three months ended June 30, 2021, from $4,968 for the three months ended June 30, 2020. The number of scheduled service passengers was 700 thousand in the three months ended June 30, 2021, up 474% from 122 thousand in the three months ended June 30, 2020. The decline in passenger demand in 2020 due to the COVID-19 pandemic drove a decrease in capacity, which resulted in a corresponding decline in sales of air travel-related services such as baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue was $41.66 per passenger in the three months ended June 30, 2021, up from $40.74 per passenger in the three months ended June 30, 2020.

Cargo. Revenue from cargo services was $22,098 for the three months ended June 30, 2021, with $3,219 comparative revenue for the three months ended June 30, 2020. All of our cargo service revenue related to the air cargo transportation services under the ATSA with Amazon that commenced in May 2020. For the three months ended June 30, 2021, departures increased to 2,752, as compared to 413 for the three months ended June 30, 2020.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Other. Other revenue was $1,961 for the three months ended June 30, 2021 compared to $816 for the three months ended June 30, 2020. This was mainly the result of an increase in revenue from Sun Country Vacations due to improved bookings and an increase in mail revenue due to increased departures.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense was $29,709 for the three months ended June 30, 2021, as compared to $677 for the three months ended June 30, 2020. The increase was mainly driven by a 275% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by a 281% increase in passenger service block hours. The increase was also partly driven by a $2,865 lower net gain from our fuel derivative contracts, consisting of a $1,213 gain in the three months ended June 30, 2021, compared to a $4,078 gain in the three months ended June 30, 2020. There was also a 77% increase in the average price per gallon of fuel.

Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased by $9,832, or 30%, to $42,316 for the three months ended June 30, 2021, as compared to $32,484 for the three months ended June 30, 2020. A portion of the increase was due to insourcing MSP ground handling. Our cargo segment was responsible for $10,159 of the consolidated salaries, wages, and benefits expense for the three months ended June 30, 2021, compared to a $3,367 in the three months ended June 30, 2020. The $6,792 increase over prior year quarter is driven by additional headcount to support the operations and aircraft associated with the ATSA with Amazon, which commenced in May 2020.

Aircraft Rent. Aircraft rent expense decreased by $2,119, or 36%, to $3,815 for the three months ended June 30, 2021, as compared to $5,934 for the three months ended June 30, 2020. Aircraft rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (for which expense is recorded within aircraft rent) to owned aircraft. Specifically, in late first quarter 2021 to early second quarter, we purchased six aircraft previously under operating leases. During the three months ended June 30, 2020, one aircraft was purchased that was previously under an operating lease. For the three months ended June 30, 2021 and 2020, there was an average of seven and twelve aircraft under operating leases, respectively.

Maintenance. Maintenance materials and repair expense increased by $8,874, or 366%, to $11,300 for the three months ended June 30, 2021, as compared to $2,426 for the three months ended June 30, 2020. The cost of heavy checks increased $2,583, due to six heavy checks performed in the three months ended June 30, 2021, as compared to one for the three months ended June 30, 2020. There was a $1,662 increase in costs driven by increased departures. Our cargo segment was responsible for $2,662 of the consolidated maintenance expense for the three months ended June 30, 2021, as compared to $509 for the prior year quarter since cargo segment shipments did not begin until May 2020.  The cargo segment expense primarily relates to line maintenance, since heavy maintenance is reimbursed under the ATSA.

Sales and Marketing. Sales and marketing expense increased by $4,192, or 257%, to $5,822 for the three months ended June 30, 2021, as compared to $1,630 for the three months ended June 30, 2020. The passenger revenue increase between these two periods was 299%, and was primarily responsible for a $1,666 increase in credit card processing fees and $1,567 in global distribution system fees. The remaining increase primarily relates to higher advertising costs and travel agent commissions. Also, the 2020 costs were unusually low due to the COVID-19 pandemic.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Depreciation and Amortization. Depreciation and amortization expense increased by $1,285, or 11%, to $13,460 for the three months ended June 30, 2021, as compared to $12,175 for the three months ended June 30, 2020. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft in connection with our 2019-1 EETC and aircraft under finance leases (for which expense is recorded within depreciation and amortization). For the three months ended June 30, 2021 and 2020, there was an average of 20 and 11 owned aircraft, respectively.

Ground Handling. Ground handling expense increased by $4,937, or 306%, to $6,551 for the three months ended June 30, 2021, as compared to $1,614 for the three months ended June 30, 2020. The increase was primarily due to the 258% increase in scheduled departures during the same time periods. Additionally, a minor increase in rates in the 2021 quarter as compared to the 2020 quarter contributed $302 to the increase.

Landing Fees and Airport Rent. Landing fees and airport rent increased by $6,085, or 228%, to $8,752 for the three months ended June 30, 2021, as compared to $2,667 for the three months ended June 30, 2020. The increase was driven by the 258% increase in scheduled departures for the three months ended June 30, 2021. During the three months ended June 30, 2021, we received a $1,416 MSP terminal user fee airline relief credit, which partially offset the increase. Additionally, a minor decrease in rates in the 2021 quarter as compared to the 2020 quarter offset $570 against the increase.

Special Items, net. Special items, net was a contra-expense of $38,520 for the three months ended June 30, 2021 and $31,481 for the three months ended June 30, 2020. For the three months ended June 30, 2021, Special items, net included $39,378 of contra-expense related to funds received under PSP2 and PSP3 of the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits, and $446 in refundable tax credits related to employee retention under the CARES Act. This was partially offset by a $1,299 net charge relating to the purchase of an aircraft during the quarter that was previously under an operating lease. For the three months ended June 30, 2020, Special items, net included $31,516 of contra-expense related to funds received under the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits. Our cargo segment was responsible for $9,736 of the consolidated income from Special items, net for the three months ended June 30, 2021 and $3,370 for the three months ended June 30, 2020. These credits were driven by allocated amounts received under the CARES Act, based on the respective segment salaries, wages, and benefits.

Other Operating, net. Other operating, net expense increased by $7,262, or 77%, to $16,746 for the three months ended June 30, 2021, as compared to $9,484 for the three months ended June 30, 2020, mainly due to increased departures. The passenger segment increase of $4,803 was primarily driven by the higher level of operations which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs. Our cargo segment was responsible for $3,426 and $967 of our consolidated other operating, net expense for the three months ended June 30, 2021 and 2020, respectively, driven by overhead expenses as well as crew and employee travel costs.

Non-operating Income (Expense)

Interest Expense. Interest expense increased by $638, or 12%, to $6,080 for the three months ended June 30, 2021, as compared to $5,442 for the three months ended June 30, 2020. The increase was primarily due to debt issued for the acquisition of new aircraft and spare engines, including new debt incurred in connection with the 2019-1 EETC, and the Delayed Draw Term Loan Facility.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Other, net. Other, net for the three months ended June 30, 2021 was a net income of $18,054 primarily due to a credit of $18,700 for the adjustment of our Tax Receivable Agreement liability. The decrease in the TRA liability was mainly due to the receipt of the PSP3 grant of $34,547, which extended the time period in which distributions made to shareholders are restricted from March 31, 2022 to September 30, 2022, and also resulted in an increase in forecasted 2021 pre-tax income.

Results of Operations

For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,		$	%
	2021	2020	Change	Change
Operating Revenues:
Scheduled Service	$121,693	$132,110	$(10,417)	(8)%
Charter Service	54,703	37,718	16,985	45%
Ancillary	52,929	39,999	12,930	32%
Passenger	229,325	209,827	19,498	9%
Cargo	43,684	3,219	40,465	1,257%
Other	3,793	2,660	1,133	43%
Total Operating Revenue	276,802	215,706	61,096	28%

Operating Expenses:
Aircraft Fuel	53,984	56,238	(2,254)	(4)%
Salaries, Wages, and Benefits	86,392	70,575	15,817	22%
Aircraft Rent	9,414	16,966	(7,552)	(45)%
Maintenance	20,510	8,904	11,606	130%
Sales and Marketing	10,932	10,202	730	7%
Depreciation and Amortization	26,075	22,702	3,373	15%
Ground Handling	11,781	10,906	875	8%
Landing Fees and Airport Rent	17,537	13,781	3,756	27%
Special Items, net	(65,392)	(31,481)	(33,911)	108%
Other Operating, net	31,397	23,917	7,480	31%
Total Operating Expenses	202,630	202,710	(80)	(0)%
Operating Income	74,172	12,996	61,176	471%

Non-operating Income (Expense):
Interest Income	24	314	(290)	(92)%
Interest Expense	(13,201)	(11,058)	(2,143)	19%
Other, net	18,049	(494)	18,543	(3,754)%
Total Non-operating Income (Expense), net	4,872	(11,238)	16,110	(143)%

Income before Income Tax	79,044	1,758	77,286	4,396%
Income Tax Expense	14,875	547	14,328	2,619%
Net Income	$64,169	$1,211	$62,958	5,199%

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Total operating revenues increased by $61,096, or 28%, to $276,802 for the six months ended June 30, 2021, from $215,706 for the six months ended June 30, 2020.  The increase is primarily due to $40,465 increase in cargo revenue and a $16,985 increase in charter service revenue.

Scheduled Service. Scheduled service revenue decreased by $10,417, or 8%, to $121,693 for the six months ended June 30, 2021, from $132,110 for the six months ended June 30, 2020. The decrease in scheduled service revenue was driven by a decline in passenger demand due to government travel restrictions and quarantine requirements related to the COVID-19 pandemic.

The table below presents select operating data for scheduled service:

	Six Months Ended June 30,		Increase		%
	2021	2020	(Decrease)		Change
Passengers	1,253,051	935,860	317,191		34%
Average base fare per passenger	$97.12	$141.16	(44.04)		(31)%
RPMs (thousands)	1,694,033	1,303,004	391,029		30%
ASMs (thousands)	2,356,780	1,826,245	530,535		29%
PRASM (cents)	5.16	7.23	(2.07)		(29)%
Passenger load factor	71.9%	71.3%	0.6	pts	na

The 34% increase in the number of scheduled service passengers in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to 2020 COVID-19 pandemic related demand reductions. For the six months ended June 30, 2021, our average base fare was $97.12, compared to $141.16 for the six months ended June 30, 2020. The net change is the result of the impact of indirect revenue related transactions (such as deferred revenue breakage) spread over significantly fewer passengers during 2020.

Charter Service. Charter service revenue increased by $16,985, or 45%, to $54,703 for the six months ended June 30, 2021, from $37,718 for the six months ended June 30, 2020. There was a 42% increase in charter service block hours for the six months ended June 30, 2021 vs 2020. This block hour increase is due to the ongoing recovery from the impacts of COVID-19. Charter revenue per block hour was $7,829 for the six months ended June 30, 2021, as compared to $7,646 for the six months ended June 30, 2020, for an increase of 2%.

Ancillary. Ancillary revenue increased by $12,930, or 32%, to $52,929 for the six months ended June 30, 2021, from $39,999 for the six months ended June 30, 2020. The number of scheduled service passengers was 1.3 million in the six months ended June 30, 2021, up 34% from 936 thousand in the six months ended June 30, 2020. There was a small decline in ancillary revenue per passenger due to reductions in sales of air travel-related services such as baggage fees, seat selection and upgrade fees, and on-board sales. Specifically, ancillary revenue was $42.24 per passenger in the six months ended June 30, 2021, down from $42.74 per passenger in the six months ended June 30, 2020.

Cargo. Revenue from cargo services was $43,684 for the six months ended June 30, 2021, compared with $3,219 for the six months ended June 30, 2020. All of our 2021 and 2020 cargo service revenue is related to flights operated under the ATSA with Amazon. Cargo service began in May of 2020, so the increase is due to the year-over-year ramp up of operations .  Cargo service departures were 5,317 in the six months ended June 30, 2021, as compared to 413 for the six months ended June 30, 2020.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Other. Other revenue was $3,793 for the six months ended June 30, 2021 compared to $2,660 for the six months ended June 30, 2020. This was mainly the result of an increase in revenue from Sun Country Vacations due to improved bookings and an increase in mail revenue due to increased departures.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense decreased by $2,254, or 4%, to $53,984 for the six months ended June 30, 2021, as compared to $56,238 for the six months ended June 30, 2020. The decrease was largely driven by a $21,556 change in the mark-to-market gains/losses from our fuel derivative contracts, consisting of a $3,599 gain in the six months ended June 30, 2021 compared to a $17,957 loss in the six months ended June 30, 2020. Offsetting this derivative gain 2021 vs 2020 was a 28% increase in fuel gallons consumed, due to our increased level of operations as demonstrated by a 27% increase in passenger service block hours and a 17 % increase in the average price per gallon of fuel.

Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased by $15,817, or 22%, to $86,392 for the six months ended June 30, 2021, as compared to $70,575 for the six months ended June 30, 2020. Approximately $2,100 of the increase relates to insourcing MSP ground handling operations starting in April 2020. The increase was also the result of increased stock-compensation expense. Our IPO made it probable that a portion of our performance-based stock options would vest over a specific timeframe. Therefore, we expensed $2,496 related to these options for the three months ended March 31, 2021, plus an additional $320 for the three months ended June 30, 2021. No expense was recorded in the six months ended June 30, 2020 for performance-based stock options. Our cargo segment was responsible for $21,395 of the consolidated salaries, wages, and benefits expense for the six months ended June 30, 2021, compared to a $3,367 in the six months ended June 30, 2020. There has been increased pilot pay and per diems to support operations under the ATSA. The Cargo segment began in May 2020, driving additional headcount required to support the operations and aircraft under the ATSA.

Aircraft Rent. Aircraft rent expense decreased by $7,552, or 45%, to $9,414 for the six months ended June 30, 2021, as compared to $16,966 for the six months ended June 30, 2020. Aircraft rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (for which expense is recorded within aircraft rent) to owned aircraft. Specifically, in late first quarter 2021 and early second quarter 2021, we purchased six aircraft previously under operating leases. There were also aircraft acquisitions completed in 2020 that reduced aircraft rent by $3,431 in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, there was an average of nine and thirteen aircraft under operating leases, respectively.

Maintenance. Maintenance materials and repair expense increased by $11,606, or 130%, to $20,510 for the six months ended June 30, 2021, as compared to $8,904 for the six months ended June 30, 2020. The cost of heavy checks increased $4,030 due to ten heavy checks performed in the six months ended June 30, 2021, as compared to two for the six months ended June 30, 2020. There was a $1,344 increase in costs, including wheels, brakes, consumables, and expendables, driven by increased departures. Our cargo segment was responsible for $5,268 of the consolidated maintenance expense for the six months ended June 30, 2021, as compared to $509 for the prior year six-month period since cargo segment service did not begin until May 2020.  The cargo segment expense primarily relates to line maintenance, since heavy maintenance is reimbursed under the ATSA.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Sales and Marketing. Sales and marketing expense increased by $730, or 7%, to $10,932 for the six months ended June 30, 2021, as compared to $10,202 for the six months ended June 30, 2020. The passenger revenue increase between these two periods was 9%, which drove a $1,300 increase in global distribution system fees, partially offset by $700 lower interchange rates.

Depreciation and Amortization. Depreciation and amortization expense increased by $3,373, or 15%, to $26,075 for the six months ended June 30, 2021, as compared to $22,702 for the six months ended June 30, 2020. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft in connection with our 2019-1 EETC, Delayed Draw Term Loan Facility, and aircraft under finance leases (for which expense is recorded within depreciation and amortization). For the six months ended June 30, 2021 and 2020, there was an average of 17 and 10 owned aircraft, respectively.

Ground Handling. Ground handling expense increased by $875, or 8%, to $11,781 for the six months ended June 30, 2021, as compared to $10,906 for the six months ended June 30, 2020. There was an increase of $3,100, primarily due to the 29% increase in scheduled departures during the same time periods. However, we insourced our MSP operations in April 2020, contributing to a reduction of $2,200 in ground handling expenses for the six months ended June 30, 2021, compared to June 30, 2020, but resulting in higher salaries, wages, and benefits.

Landing Fees and Airport Rent. Landing fees and airport rent increased by $3,756, or 27%, to $17,537 for the six months ended June 30, 2021, as compared to $13,781 for the six months ended June 30, 2020. There was a $4,700 increase driven by the 29% increase in scheduled departures for the six months ended June 30, 2021, over 2020. During the six months ended June 30, 2021, we also received a $1,416 MSP terminal user fee airline relief credit, which partially offset the increase discussed above.

Special Items, net. Special items, net was a contra-expense of $65,392 for the six months ended June 30, 2021 and $31,481 for the six months ended June 30, 2020. For the six months ended June 30, 2021, Special items, net included $71,587 of contra-expense related to funds received under PSP2 and PSP3 of the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits, and $780 in refundable tax credits related to employee retention under the CARES Act. This was partially offset by a $6,963 net charge relating to the purchase of six aircraft during the six months that were previously under operating leases. For the six months ended June 30, 2020, Special items, net included $31,516 of contra-expense related to funds received under PSP2 of the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits. Our cargo segment was responsible for $18,401 of the consolidated income from Special items, net for the six months ended June 30, 2021, and $3,370 for the six months ended June 30, 2020. The segment allocation of these credits is based on the respective segment salaries, wages, and benefits.

Other Operating, net. Other operating, net expense increased by $7,480, or 31%, to $31,397 for the six months ended June 30, 2021, as compared to $23,917 for the six months ended June 30, 2020. A passenger segment increase of $949 was primarily driven by our higher level of operations for 2021, which resulted in increased crew and other employee travel costs, catering expenses, and other operational overhead costs. Our cargo segment was responsible for $7,498 and $967 of our consolidated Other Operating, net expense for the six months ended June 30, 2021 and 2020, respectively, driven by overhead expenses as well as crew and employee travel costs.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Non-operating Income (Expense)

Interest Expense. Interest expense increased by $2,143, or 19%, to $13,201 for the six months ended June 30, 2021, as compared to $11,058 for the six months ended June 30, 2020. The increase was primarily due to debt issued for the acquisition of new aircraft and spare engines, including new debt incurred in connection with the 2019-1 EETC, and the Delayed Draw Term Loan Facility. During the six months ended June 30, 2021, the Company expensed $1,224 of debt financing costs due to the $46,260 pay-off of the CARES Act Loan and the replacement of the $25,000 ABL Facility.

Other, net. Other, net for the six months ended June 30, 2021 was $18,049 and includes a credit of $18,700 for the adjustment of our Tax Receivable Agreement liability. The decrease in the TRA liability was mainly due to the receipt of the PSP3 grant of $34,547, which extended the time period in which distributions made to shareholders are restricted from March 31, 2022 to September 30, 2022, and also resulted in an increase in forecasted 2021 pre-tax income.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Segment Information

For the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020 (1)
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$127,091	$22,098	$149,189	$32,157	$3,219	$35,376

Operating Expenses:
Aircraft Fuel	29,657	52	29,709	677	—	677
Salaries, Wages, and Benefits	32,157	10,159	42,316	29,117	3,367	32,484
Aircraft Rent	3,815	—	3,815	5,934	—	5,934
Maintenance	8,638	2,662	11,300	1,917	509	2,426
Sales and Marketing	5,822	—	5,822	1,630	—	1,630
Depreciation and Amortization	13,434	26	13,460	12,154	21	12,175
Ground Handling	6,551	—	6,551	1,614	—	1,614
Landing Fees and Airport Rent	8,624	128	8,752	2,624	43	2,667
Special Items, net	(28,784)	(9,736)	(38,520)	(28,111)	(3,370)	(31,481)
Other Operating, net	13,320	3,426	16,746	8,517	967	9,484
Total Operating Expenses	93,234	6,717	99,951	36,073	1,537	37,610
Operating Income (Loss)	$33,857	$15,381	$49,238	$(3,916)	$1,682	$(2,234)

Adjustment for Special Items	(28,784)	(9,736)	(38,520)	(28,111)	(3,370)	(31,481)

Operating Income (Loss), Excluding Special Items	$5,073	$5,645	$10,718	$(32,027)	$(1,688)	$(33,715)

Operating Margin %, Excluding Special Items	4%	26%	7%	(100)%	(52)%	(95)%
(1)	Air cargo operations with Amazon commenced in May 2020.

Passenger. Passenger operating income increased by $37,773 to $33,857 for the three months ended June 30, 2021 from a loss of $3,916 for the three months ended June 30, 2020.  For more information on the changes in the components of operating income for the passenger segment, refer to the consolidated results of operations discussion above.

Cargo. Cargo operating income was $15,381 for the three months ended June 30, 2021, as compared to $1,682 for the three months ended June 30, 2020. As air cargo operations commenced in May 2020, the cargo segment had limited comparable operations for the three months ended June 30, 2020. For more information on the components of operating income for the cargo segment, refer to the consolidated results of operations

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

discussion above, where we more fully describe the cargo expenses embedded within each financial statement line item.

For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020 (1)
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$233,118	$43,684	$276,802	$212,487	$3,219	$215,706
Operating Expenses:
Aircraft Fuel	53,912	72	53,984	56,238	—	56,238
Salaries, Wages, and Benefits	64,997	21,395	86,392	67,208	3,367	70,575
Aircraft Rent	9,414	—	9,414	16,966	—	16,966
Maintenance	15,242	5,268	20,510	8,395	509	8,904
Sales and Marketing	10,932	—	10,932	10,202	—	10,202
Depreciation and Amortization	26,022	53	26,075	22,681	21	22,702
Ground Handling	11,781	—	11,781	10,906	—	10,906
Landing Fees and Airport Rent	17,279	258	17,537	13,738	43	13,781
Special Items, net	(46,991)	(18,401)	(65,392)	(28,111)	(3,370)	(31,481)
Other Operating, net	23,899	7,498	31,397	22,950	967	23,917
Total Operating Expenses	186,487	16,143	202,630	201,173	1,537	202,710
Operating Income	$46,631	$27,541	$74,172	$11,314	$1,682	$12,996

Adjustment for Special Items	(46,991)	(18,401)	(65,392)	(28,111)	(3,370)	(31,481)

Operating Income (Loss), Excluding Special Items	$(360)	$9,140	$8,780	$(16,797)	$(1,688)	$(18,485)

Operating Margin %, Excluding Special Items	0%	21%	3%	(8)%	(52)%	(9)%
(1)	Air cargo operations with Amazon commenced in May 2020.

Passenger. Passenger operating income increased by $35,317, or 312%, to $46,631 for the six months ended June 30, 2021 from $11,314 for the six months ended June 30, 2020.  For more information on the changes in the components of operating income for the passenger segment, refer to the consolidated results of operations discussion above.

Cargo. Cargo operating income was $27,541 for the six months ended June 30, 2021, as compared to $1,682 for the six months ended June 30, 2020. As air cargo operations commenced in May 2020, the cargo segment had limited comparable operations for the six months ended June 30, 2020. For more information on the

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

components of operating income for the cargo segment, refer to the consolidated results of operations discussion above, where we more fully describe the cargo expenses embedded within each financial statement line item.

Non-GAAP Financial Measures

We sometimes use information that is derived from the consolidated financial statements, but that is not presented in accordance with GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. We believe certain charges included in our operating expenses on a GAAP basis make it difficult to compare our current period results to prior periods as well as future periods and guidance. The tables below show a reconciliation of non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.

Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income

Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income are non-GAAP measures included as supplemental disclosure because we believe they are useful indicators of our operating performance. Derivations of operating income and net income are well recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.

Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

As a derivation of Adjusted Operating Income Margin, Adjusted Net Income is not determined in accordance with GAAP, such measure is susceptible to varying calculations and not all companies calculate the measure in the same manner. As a result, derivations of net income, including Adjusted Operating Income Margin and Adjusted Net Income, as presented may not be directly comparable to similarly titled measures presented by other companies. For the foregoing reasons, Adjusted Operating Income Margin and Adjusted Net Income have significant limitations which affect its use as an indicator of our profitability and valuation. Accordingly, you are cautioned not to place undue reliance on this information.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents the reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss), Adjusted Operating Income Margin (Loss) for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted Operating Income Margin (Loss) reconciliation:
Operating Revenue	$149,189	$35,376	$276,802	$215,706
Operating Income (Loss)	49,238	(2,234)	74,172	12,996

Special Items, net (a)	(38,520)	(31,481)	(65,392)	(31,481)
Stock compensation expense	744	388	3,613	757
Voluntary leave expense (b)	—	2,541	—	2,541
TRA establishment expense (c )	51	—	315	—
Adjusted Operating Income (Loss)	$11,513	$(30,786)	$12,708	$(15,187)

Operating Income Margin (Loss)	33.0%	(6.3)%	26.8%	6.0%
Adjusted Operating Income Margin (Loss)	7.7%	(87.0)%	4.6%	(7.0)%
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)

This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.

(c)	This represents the one-time costs to establish the Tax Receivable Agreement (“TRA”) with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents the reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted Net Income (Loss) reconciliation:
Net Income (Loss)	$51,753	$(6,040)	$64,169	$1,211

Special Items, net (a)	(38,520)	(31,481)	(65,392)	(31,481)
Stock compensation expense	744	388	3,613	757
Voluntary leave expense (b)	—	2,541	—	2,541
Loss on asset transactions, net	—	309	—	381
Early pay-off of US Treasury loan	—	—	842	—
Loss on refinancing credit facility	—	—	382	—
Secondary Offering Costs	640	—	640	—
TRA establishment expense (c)	51	—	315	—
TRA adjustment (d)	(18,700)	—	(18,700)	—
Income tax effect of adjusting items, net (e)	8,530	6,496	13,708	6,395
Adjusted Net Income (Loss)	$4,498	$(27,787)	$(423)	$(20,196)
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)

This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.

(c)	This represents the one-time costs to establish the Tax Receivable Agreement (“TRA”) with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.
(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).

(e)The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period.

Adjusted EBITDAR

Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR") is a non-GAAP measure included as supplemental disclosure because we believe it is a valuation measure commonly used by investors, securities analysts and other interested parties in the industry to compare airline companies and derive valuation estimates without consideration of airline capital structure or aircraft ownership methodology. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, Adjusted EBITDAR is useful because its calculation isolates the effects of financing in general, the accounting effects of capital spending and acquisitions (primarily aircraft, which may be acquired directly, directly subject to acquisition debt, by finance lease or by operating lease, each of which is presented differently for accounting purposes), and income taxes,

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

which may vary significantly between periods and for different companies for reasons unrelated to overall operating performance. Adjusted EBITDAR should not be viewed as a measure of overall performance or considered in isolation or as an alternative to net income because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. We have historically incurred substantial rent expense due to our legacy fleet of operating leased aircraft, which are currently being transitioned to owned aircraft.

Adjusted EBITDAR has limitations as an analytical tool. Some of the limitations applicable to this measure include: Adjusted EBITDAR does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; Adjusted EBITDAR does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; Adjusted EBITDAR does not reflect changes in, or cash requirements for, our working capital needs; it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDAR does not reflect any cash requirements for such replacements; and other companies in our industry may calculate Adjusted EBITDAR differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

The following table presents the reconciliation of Net Income (Loss) to Adjusted EBITDAR for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDAR Reconciliation:
Net Income (Loss)	$51,753	$(6,040)	$64,169	$1,211
Special Items, net (a)	(38,520)	(31,481)	(65,392)	(31,481)
Stock Compensation expense	744	388	3,613	757
Voluntary leave expense (b)	—	2,541	—	2,541
Loss on asset transactions, net	—	309	—	381
Secondary Offering Costs	640	—	640	—
TRA establishment expense (c)	51	—	315	—
TRA adjustment (d)	(18,700)	—	(18,700)	—
Interest Income	(9)	(63)	(24)	(314)
Interest expense	6,080	5,442	13,201	11,058
Provision for income taxes	9,468	(1,898)	14,875	547
Depreciation and Amortization	13,460	12,175	26,075	22,702
Aircraft rent	3,815	5,934	9,414	16,966
Adjusted EBITDAR	$28,782	$(12,693)	$48,186	$24,368
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

(b)

This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.

(c)	This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.
(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).

CASM and Adjusted CASM

Cost per Available Seat Mile (“CASM”) is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations (starting in 2020 when we launched our cargo operations), certain commissions and other costs of selling our vacations product from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our board of directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.

Adjusted CASM excludes fuel costs. By excluding volatile fuel expenses that are outside of our control from our unit metrics, we believe that we have better visibility into the results of operations and our non-fuel cost initiatives. Our industry is highly competitive and is characterized by high fixed costs, so even a small reduction in non-fuel operating costs can lead to a significant improvement in operating results. In addition, we believe that all domestic carriers are similarly impacted by changes in jet fuel costs over the long run, so it is important for management and investors to understand the impact and trends in company-specific cost drivers, such as labor rates, aircraft costs and maintenance costs, and productivity, which are more controllable by management.

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

The following table presents the reconciliation of CASM to Adjusted CASM.

	Three Months Ended June 30,
	2021		2020
	Operating	Per ASM	Operating	Per ASM
	Expenses	(in cents)	Expenses	(in cents)
CASM	$99,951	6.93	$37,610	9.01
Less:
Aircraft fuel	29,709	2.06	677	0.17
Stock Compensation expense	744	0.05	388	0.09
Special items, net (a)	(38,520)	(2.67)	(31,481)	(7.54)
Voluntary leave expense (b)	—	—	2,541	0.61
Tax Receivable Agreement Expense(c)	51	—	—	—
Cargo expenses, not already adjusted above	16,183	1.12	4,523	1.08
Sun Country Vacations	173	0.01	144	0.03
Adjusted CASM	$91,611	6.35	$60,818	14.57

Available Seat Miles (ASMs)	1,442,744		417,538

	Six Months Ended June 30,
	2021		2020
	Operating	Per ASM	Operating	Per ASM
	Expenses	(in cents)	Expenses	(in cents)
CASM	$202,630	7.19	$202,710	9.32
Less:
Aircraft fuel	53,984	1.91	56,238	2.59
Stock Compensation expense	3,613	0.13	757	0.03
Special items, net (a)	(65,392)	(2.32)	(31,481)	(1.45)
Voluntary leave expense (b)	—	—	2,541	0.12
Tax Receivable Agreement Expense(c)	315	0.01	—	—
Cargo expenses, not already adjusted above	33,379	1.18	4,523	0.21
Sun Country Vacations	387	0.01	332	0.02
Adjusted CASM	$176,344	6.25	$169,800	7.81

Available Seat Miles (ASMs)	2,819,540		2,174,605
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

(b)

This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.

(c)	This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The airline business is capital intensive and our ability to successfully execute our business strategy is largely dependent on the continued availability of capital on attractive terms and our ability to maintain sufficient liquidity. We have historically funded our operations and capital expenditures primarily through cash from operations, proceeds from stockholders’ capital contributions, the issuance of promissory notes, our 2019-1 EETC financing, and the Delayed Draw Term Loan Facility. In March 2021, the Company offered 9,090,909 shares of common stock to the public at $24.00 per share. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued and the net proceeds to the company were $225,006 after deducting underwriting discounts and commissions, and other offering expenses.

Our primary sources of liquidity as of June 30, 2021 included our existing cash and equivalents of $310,723 and short-term investments of $6,076, our expected cash generated from operations and our $25,000 Revolving Credit Facility, which had availability of $25,000 as of June 30, 2021. In addition, we had restricted cash of $4,762 as of June 30, 2021, which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once transportation is provided.

We received a total of $62,312 in assistance from Treasury in 2020 as part of the Payroll Support Program under the CARES Act in response to the extensive impact of the COVID-19 pandemic on the U.S. airline industry. In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2021, or if ordered by the DOT, March 1, 2022; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022 under PSP3; and restrictions on the payment of certain executive compensation until April 1, 2023 under PSP3. A portion of the proceeds from our initial public offering was used to repay in full all amounts outstanding under the CARES Act Loan.

During the first quarter of 2021, we received a grant of $32,208 under PSP2. On April 22, 2021, we received a PSP2 top-off grant of $4,831. All funds provided by Treasury to PSP2 participants may only be used for the continuation of payment of employee wages, salaries, and benefits. Further, during the second quarter of 2021, we received a grant of $34,547 under PSP3.

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into the Credit Agreement, which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Facility, which we refer to collectively as the “Credit Facilities,” and repaid in full all borrowings outstanding under the ABL Facility. The Revolving Credit Facility matures on the earlier of (i) February 10, 2026 and (ii) to the extent the sum of (x) the amount unused commitments under the Delayed Draw Term Loan Facility and (y) the amount of loans under the Delayed Draw Term Loan Facility exceeds $25,000 on such date, the date that is 180 days prior to February 10, 2026. The Delayed Draw Term Loan Facility matures on February 10, 2026. The Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. Only the $25,000 Revolving Credit Facility portion of the Credit Facilities is available for general corporate purposes and as a general source of liquidity. During the six months ended June 30, 2021, we drew $80,500 on the Delayed Draw Term Loan Facility and $79,494 remained outstanding at June 30, 2021.

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

We believe that our unrestricted cash and equivalents, short-term investments and availability under our Revolving Credit Facility, combined with expected future cash flows from operations, will be sufficient to fund our operations and meet our debt payment obligations for at least the next 12 months. However, we cannot predict what the effect on our business and financial position might be from a change in the competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, pandemics, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions or acts of terrorism.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents the major indicators of financial condition and liquidity:

	June 30, 2021	December 31, 2020
Cash and Equivalents	$310,723	$62,028
Investments	6,076	5,624

Long-term Debt	287,479	282,463
Finance Lease Obligations	144,692	107,170
Operating Lease Obligations	86,647	147,199
Total Debt and Lease obligations	$518,818	$536,832
Stockholders' Equity	464,233	283,817
Total Invested Capital	$983,051	$820,649

Debt-to-Capital	0.53	0.65

Sources and Uses of Liquidity

Cash Flow Activity

	Six Months Ended June 30,
	2021	2020
Total Operating Activities	$89,841	$(12,895)
Investing Activities:
Purchases of Property & Equipment	(66,736)	(93,677)
Other	(452)	37
Total Investing Activities	(67,188)	(93,640)

Financing Activities:
Cash from Stock Offering, net	227,225	—
Proceeds from Borrowings	80,500	220,307
Repayment of Finance Leases	(7,864)	(85,976)
Repayment of Borrowings	(74,709)	(54,879)
Debt Issuance Costs	(2,709)	(2,764)
Other	26	21
Total Financing Activities	222,469	76,709

Net Increase (Decrease) in Cash	$245,122	$(29,826)

"Cash" consists of Cash, Cash Equivalents and Restricted Cash

Operating Cash Flow Activities

Operating activities in the six months ended June 30, 2021 provided $89,841, as compared to using $12,895 in the six months ended June 30, 2020. During those two six-month periods, Net Income was $64,169 and $1,211, respectively.

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

Fuel. Fuel expense represented approximately 27% and 28% of our total operating expense for the six months ended June 30, 2021 and 2020, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. We expect fuel consumption to increase through the end of 2021 compared to prior year periods, consistent with increased passengers as the impact of the pandemic subsides.

CARES Act. During the six months ended June 30, 2021 we received $71,587 in CARES Act grants. During the six months ended June 30, 2020 we received $31,516 in CARES Act grants.

Investing Cash Flow Activities

Capital Expenditures. Our capital expenditures were $66,736 and $93,677 for the six months ended June 30, 2021 and 2020, respectively. Our capital expenditures during the six months ended June 30, 2021 were primarily related to the purchases of aircraft that were financed through draws on the Delayed Draw Term Loan Facility. We invested $63,118 to purchase six aircraft in the first six months of 2021, as compared to investing $88,473 on four aircraft and one engine in the first six months of 2020.

Financing Cash Flow Activities

IPO. On March 16, 2021, the Company offered 9,090,909 shares of common stock to the public at $24.00 per share. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued and the net proceeds to the company were $225,006 after deducting underwriting discounts and commissions, and other offering expenses.

Debt. In the six months ended June 30, 2021, we incurred $80,500 in new debt under the $90,000 Delayed Draw Term Loan Facility, primarily to purchase six aircraft which were previously under operating leases. In the first six months of 2020 we incurred $220,307 in debt under the 2019-1 EETC, primarily to purchase two aircraft new to the Company, purchase two aircraft which were previously under operating leases, purchase five aircraft which were previously under finance leases, as well as to refinance three other owned aircraft. In the first quarter of 2021, we repaid our $45,000 loan with the Treasury, plus accrued interest. During the first six months of 2021, we also repaid $29,709 of other debt. In the first six months of 2020, we paid $85,976 toward finance lease obligations, primarily related to the buy-out of five aircraft. In the first six months of 2020 we repaid $54,879 of outstanding debt, primarily related to the refinancing of three aircraft.

For additional information regarding these financing arrangements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Undrawn Lines of Credit

On February 10, 2021, we executed a new five-year credit agreement that provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which are collectively referred to as the “Credit Facilities.” During the six months ended June 30, 2021, we drew $80,500 on the Delayed Draw Term Loan Facility to purchase six aircraft. These activities resulted in approximately $34,500 undrawn on the Credit Facilities as of June 30, 2021. The Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. Only the $25,000 Revolving Credit Facility portion of the Credit Facilities is available for general corporate purposes and as a general source of liquidity.

Covenants

For a description of certain covenants of our debt agreements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements. We were in compliance with all covenants in these debt agreements as of June 30, 2021.

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

Pass-Through Trusts. We have equipment notes outstanding issued under the 2019-1 EETC. Generally, the structure of the EETC financings consists of pass-through trusts created by us to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of Sun Country. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by us and secured by our aircraft. The payment obligations under the equipment notes are those of Sun Country. Through June 2020, we purchased or refinanced 13 aircraft utilizing these certificates and the obligations are listed in Note 7 – Debt.

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

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Commitments and Contractual Obligations

We have contractual obligations comprised of aircraft leases and supplemental maintenance reserves, payment of debt and interest and other lease arrangements. As of June 30, 2021 we also have a contractual obligation to pay our pre-IPO stockholders under the terms of the Tax Receivable Agreement (see below).

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

In connection with the Company’s IPO, we entered into an income Tax Receivable Agreement with our pre-IPO stockholders. The agreement provides for the payment by the Company to the pre-IPO stockholders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company realizes. For additional information regarding this agreement, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

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

Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We have hedges in place for approximately 23% of our projected fuel requirements for scheduled service operations in the second half of 2021, with all of our existing options expected to be exercised or expire by the end of 2021. We do not hold or issue option or swap contracts for trading purposes. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the second half of 2021, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $328 excluding any impact associated with fuel derivative instruments held and reimbursed cargo fuel.

Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt. A change in market interest rates would impact interest expense under the Credit Facilities, totaling $115,000 principal capacity. Assuming the Credit Facilities are fully drawn, a 100 basis point increase in interest rates would result in a corresponding increase in interest expense of approximately $1,150 annually.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2021, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COUNTRY AIRLINES HOLDINGS, INC

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2021, we did not conduct any sales of equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-252858) for our initial public offering (“IPO”) of our common stock, par value $0.01 per share was declared effective by the SEC on March 16, 2021, pursuant to which we issued and sold 10,454,545 shares of our common stock at $24.00 per share, which included 1,363,636 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. We received net proceeds of $225,006 after deducting underwriting discounts and commissions, and other offering expenses. The managing underwriters for our IPO were Barclays Capital Inc. and Morgan Stanley & Co. LLC. Shares of our common stock began trading on the NASDAQ on March 17, 2021. We used approximately $46,260 of the proceeds from the IPO to repay all amounts outstanding under the CARES Act Loan. A portion of the proceeds were used to pay fees and expenses in connection with the IPO and the remainder will be used for general corporate purposes, including the acquisition of additional aircraft. At June 30, 2021, $38 of expenses incurred in connection with our IPO had not yet been paid.

Our management team will retain broad discretion to allocate the net proceeds of the IPO for general corporate purposes. Pending use as described above, we may invest the net proceeds from the IPO in short-term, investment-grade, interest-bearing securities, such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

Issuer Purchases of Equity Securities

The Company does not have a share repurchase program and no shares were repurchased during the three months ended June 30, 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through the later of March 31, 2022 and one year following repayment.

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Payroll Support Program Agreement, dated as of April 27, 2021, by and between Sun Country, Inc. and the Department of the Treasury.

31.1	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

31.2	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

32

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

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
July 28, 2021