Form 10-Q
period 2021-09-30
Sun Country Airlines Holdings, Inc.
filed 2021-11-01
CIK 1743907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☑

Number of shares outstanding by each class of common stock, as of September 30, 2021:

Common Stock, $0.01 par value – 57,551,741 shares outstanding

Sun Country Airlines Holdings, Inc.

Form 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$275,332	$62,028
Restricted Cash	15,693	8,335
Investments	5,997	5,624
Accounts Receivable, net of an allowance for credit losses of $232 and $224, respectively	31,221	28,690
Short-term Lessor Maintenance Deposits	—	3,101
Inventory, net of a reserve for obsolescence of $1,257 and $996, respectively	5,496	5,407
Prepaid Expenses	11,155	8,002
Derivative Assets	248	—
Other Current Assets	1,299	5,553
Total Current Assets	346,441	126,740

Property & Equipment, net:
Aircraft and Flight Equipment	435,901	331,685
Leasehold Improvements and Ground Equipment	19,005	13,526
Computer Hardware and Software	8,459	7,845
Finance Lease Assets	189,689	117,833
Rotable Parts	9,331	8,691
Property & Equipment	662,385	479,580
Accumulated Depreciation & Amortization	(101,356)	(65,065)
Total Property & Equipment, net	561,029	414,515

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net	90,110	93,110
Operating Lease Right-of-use Assets	65,215	121,269
Aircraft Deposits	9,092	10,253
Long-term Lessor Maintenance Deposits	23,226	22,584
Deferred Tax Asset	19,149	36,216
Other Assets	5,828	6,357
Total Other Assets	434,843	512,012
Total Assets	$1,342,313	$1,053,267

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$35,676	$34,035
Accrued Salaries, Wages, and Benefits	21,718	16,368
Accrued Transportation Taxes	8,882	5,883
Air Traffic Liabilities	105,048	101,075
Derivative Liabilities	—	1,174
Over-market Liabilities	4,309	9,281
Finance Lease Obligations	9,740	11,460
Loyalty Program Liabilities	10,175	7,016
Operating Lease Obligations	17,353	34,492
Current Maturities of Long-term Debt	19,835	26,118
Other Current Liabilities	8,884	6,841
Total Current Liabilities	241,620	253,743

Long-term Liabilities:
Over-market Liabilities	11,505	28,128
Finance Lease Obligations	164,902	95,710
Loyalty Program Liabilities	10,136	15,053
Operating Lease Obligations	63,139	112,707
Long-term Debt	266,985	256,345
Income Tax Receivable Agreement Liability	95,400	—
Other Long-term Liabilities	5,746	7,764
Total Long-term Liabilities	617,813	515,707
Total Liabilities	859,433	769,450

Commitments and Contingencies

Stockholders' Equity:
Common Stock
Common stock with $0.01 par value, 995,000,000 shares authorized, 57,551,741 and 46,839,659 issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	576	468
Preferred Stock
Preferred stock with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Loans to Stockholders	—	(3,500)
Additional Paid In Capital	481,108	248,525
Retained Earnings	1,196	38,324
Total Stockholders' Equity	482,880	283,817
Total Liabilities and Stockholders' Equity	$1,342,313	$1,053,267

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues:
Passenger	$147,718	$62,472	$377,042	$272,299
Cargo	24,400	14,272	68,084	17,491
Other	1,545	1,229	5,338	3,889
Total Operating Revenue	173,663	77,973	450,464	293,679

Operating Expenses:
Aircraft Fuel	36,647	13,139	90,631	69,377
Salaries, Wages, and Benefits	43,424	36,348	129,815	106,923
Aircraft Rent	3,925	6,410	13,339	23,376
Maintenance	9,660	6,338	30,170	15,242
Sales and Marketing	5,470	2,921	16,402	13,123
Depreciation and Amortization	14,029	12,929	40,103	35,631
Ground Handling	7,873	4,880	19,654	15,786
Landing Fees and Airport Rent	12,069	8,596	29,606	22,377
Special Items, net	(65)	(32,852)	(65,456)	(64,333)
Other Operating, net	18,629	10,447	50,026	34,363
Total Operating Expenses	151,661	69,156	354,290	271,865
Operating Income	22,002	8,817	96,174	21,814

Non-operating Income (Expense):
Interest Income	28	26	52	340
Interest Expense	(6,286)	(5,157)	(19,487)	(16,215)
Other, net	456	164	18,505	(331)
Total Non-operating Income (Expense), net	(5,802)	(4,967)	(930)	(16,206)

Income before Income Tax	16,200	3,850	95,244	5,608
Income Tax Expense	2,297	923	17,172	1,470
Net Income	$13,903	$2,927	$78,072	$4,138

Net Income per share to common stockholders:
Basic	$0.24	$0.06	$1.44	$0.09
Diluted	$0.23	$0.06	$1.33	$0.09
Shares used for computation:
Basic	57,355,104	46,805,950	54,368,231	46,805,950
Diluted	61,712,378	48,350,943	58,699,991	48,350,943

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2020
		Common Stock		Loans to	Additional	Retained
	Warrants	Shares	Amount	Stockholders	Paid-in Capital	Earnings	Total
December 31, 2019	40,005,885	6,800,065	$68	$(3,500)	$244,928	$42,228	$283,724
Exercise of Apollo Warrants	(40,005,885)	40,005,885	400	—	(379)	—	21
Net Income	—	—	—	—	—	7,251	7,251
Stock-based Compensation	—	—	—	—	369	—	369
March 31, 2020	—	46,805,950	$468	$(3,500)	$244,918	$49,479	$291,365
Net Loss	—	—	—	—	—	(6,040)	(6,040)
Stock-based Compensation	—	—	—	—	388	—	388
June 30, 2020	—	46,805,950	$468	$(3,500)	$245,306	$43,439	$285,713
Net Income	—	—	—	—	—	2,927	2,927
Amazon Warrants	—	—	—	—	933	—	933
Stock-based Compensation	—	—	—	—	496	—	496
September 30, 2020	—	46,805,950	$468	$(3,500)	$246,735	$46,366	$290,069

	Nine Months Ended September 30, 2021
					Retained
	Common Stock		Loans to	Additional	Earnings
	Shares	Amount	Stockholders	Paid-in Capital	(Deficit)	Total
December 31, 2020	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817
Shares Surrendered by Stockholders	(140,737)	(1)	3,500	(3,499)	—	—
Initial Public Offering	10,454,545	105	—	224,552	—	224,657
Net Income	—	—	—	—	12,416	12,416
Income Tax Receivable Agreement	—	—	—	—	(115,200)	(115,200)
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	2,870	—	2,870
March 31, 2021	57,153,467	$572	$—	$473,848	$(64,460)	$409,960
Initial Public Offering Expense Adjustment	—	—	—	349	—	349
Exercise of Stock Options	5,000	—	—	27	—	27
Net Income	—	—	—	—	51,753	51,753
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	744	—	744
June 30, 2021	57,158,467	$572	$—	$476,368	$(12,707)	$464,233
Exercise of Stock Options	393,274	4	—	2,376	—	2,380
Net Income	—	—	—	—	13,903	13,903
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	964	—	964
September 30, 2021	57,551,741	$576	$—	$481,108	$1,196	$482,880

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Net Income	$78,072	$4,138
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	40,103	35,631
Tax Receivable Agreement Adjustment	(19,800)	—
Reduction in Operating Lease Right-of-use Assets	12,920	19,685
Non-Cash (Gain) Loss on Asset Transactions, net	(12,666)	381
Unrealized (Gain) Loss on Fuel Derivatives	(3,527)	15,766
Amortization of Over-market Liabilities	(4,159)	(8,101)
Deferred Income Taxes	17,068	1,493
Amazon Warrants Vested	4,200	933
Stock-based Compensation Expense	4,577	1,253
Amortization of Debt Issuance Costs	2,187	1,625

Changes in Operating Assets and Liabilities:
Accounts Receivable	34	(3,141)
Inventory	(456)	(696)
Prepaid Expenses	(3,153)	(409)
Lessor Maintenance Deposits	(5,464)	(8,293)
Aircraft Lease Deposits	1,162	1,290
Other Assets	2,297	(4,396)
Accounts Payable	2,257	(9,092)
Accrued Transportation Taxes	2,999	(10,527)
Air Traffic Liabilities	3,972	(18,262)
Loyalty Program Liabilities	(1,759)	(769)
Reduction in Operating Lease Obligations	(19,983)	(19,078)
Other Liabilities	8,514	4,122
Net Cash Provided by Operating Activities	109,395	3,553

Cash Flows from Investing Activities:
Purchases of Property & Equipment	(111,053)	(94,307)
Purchase of Investments	(1,436)	(427)
Proceeds from the Sale of Investments	1,062	523
Net Cash Used in Investing Activities	(111,427)	(94,211)

Cash Flows from Financing Activities:
Cash Received from Stock Offering	235,894	—
Costs of Stock Offering	(8,706)	—
Proceeds from Stock Option and Warrant Exercises	2,407	21
Proceeds from Borrowings	80,500	220,307
Repayment of Finance Lease Obligations	(9,113)	(84,742)
Repayment of Borrowings	(75,728)	(55,594)
Debt Issuance Costs	(2,560)	(3,279)
Net Cash Provided by Financing Activities	222,694	76,713

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	220,662	(13,945)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	70,363	64,478

Cash, Cash Equivalents and Restricted Cash--End of the Period	$291,025	$50,533

Supplemental information:
Cash Payments for Interest	$14,521	$12,027
Cash Payments for Income Taxes, net	$144	$34
Non-cash transactions:
Lease Deposits Applied Against the Purchase of Aircraft	$3,296	$—
Aircraft and Flight Equipment Acquired through Finance Leases	$71,856	$—
Purchases of Property & Equipment in Accounts Payable	$—	$648

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	September 30, 2021	September 30, 2020
Cash and Cash Equivalents	$275,332	$44,288
Restricted Cash	15,693	6,245
Total Cash, Cash Equivalents and Restricted Cash	$291,025	$50,533

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

In October 2021, the Apollo Stockholder and Jude Bricker, the Company’s Chief Executive Officer (together, the “Selling Stockholders”), sold a total of 8,500,000 shares of the Company’s common stock at a public offering price of $32.50 per share. In addition, the Selling Stockholders and another existing stockholder of the Company granted the underwriters a 30-day option to purchase up to 1,275,000 additional shares of the Company’s common stock at the public offering price, less underwriting discounts and commissions. The Company incurred offering expenses of $641, through September 30, 2021, and did not receive any of the proceeds from the offering. All proceeds went to the Selling Stockholders.

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

In December 2019, in connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. The exercise period of these warrants is through the eighth anniversary of the issue date. Of the 9,482,606 total Amazon warrants issued, 632,183 vested upon execution of the ATSA in December 2019.  Thereafter, an additional 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company.  During the three and nine months ended September 30, 2021, 189,652 and 568,956 warrants vested, respectively. The cumulative warrants vested as of September 30, 2021 were 1,454,008. During the three and nine months ended September 30, 2020, 126,435 warrants vested.

2.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report for the year ended December 31, 2020, which is included in the Company’s Final Prospectus dated March 16, 2021. During the nine months ended September 30, 2021, there were no significant changes to the Company’s critical accounting policies.

Certain prior period Stockholders’ Equity amounts were reclassified to conform to the current period presentation. This involved reducing the Common Stock values to $0.01 times the shares outstanding and

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

reclassifying those dollars to Additional Paid-In Capital. These reclasses were $238,694 as of the end of each quarter in fiscal year 2020. The reclass as of December 31, 2019 was $239,073.

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

Due to severe impacts from the global coronavirus (“COVID-19”) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices and other factors, operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results for future quarters or for the year ending December 31, 2021. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, disease outbreaks, fears of terrorism or war, and other factors beyond the Company’s control.

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

On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic causing a massive market disruption to the aviation industry.  While U.S. domestic passenger volumes have increased to date, those levels are still down when compared to the same time frame in 2019.  The growth in the U.S. domestic air traffic since the trough in April 2020 has been led by leisure and visiting family and relatives (“VFR”) travelers as business travel remains more subdued with corporate workforces continuing to “work-from-home” and in-person meetings continuing to be conducted via videoconferencing and other virtual channels.  Equity research analysts and other industry executives believe that the positive trends in leisure and VFR travel will continue as COVID-19 vaccines continue to become more widely distributed in 2021.  COVID-19 vaccines have become widely available in the U.S. according to the Centers for Disease Control and Prevention (“the CDC”).

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company continues to see many countries impose strict international travel restrictions, mandatory quarantines and/or COVID testing upon return from international travel that replaces prior travel restrictions. The U.S. market has recovered significantly faster than most other countries as a result of widespread vaccine distribution igniting the leisure travel recovery.  However, given the uncertainty regarding COVID-19 variants, including but not limited to the Delta variant, the demand recovery may be impacted in both international and domestic travel.

U.S. passenger airlines have taken significant measures in response to the COVID-19 pandemic to maintain the health and safety of their employees and customers. Airlines have added new pre-boarding, boarding and in-flight procedures such as pre-flight health questionnaires and screenings, contactless check-in and luggage drop off, enhanced aircraft cleaning procedures, mandatory face masks for employees and passengers. These measures may have minimized the risk of infection while onboard and have increased customer confidence in safely returning to fly. Pre-and post-flight COVID-19 rapid testing has also been introduced as an additional tool to avoid mandatory quarantine periods for international and some domestic travel. This rapid testing, along with widely distributed vaccines, now mandated for airline workers, facilitate the recovery in air passenger traffic as travel restrictions are lifted across the globe.

Since the beginning of the COVID-19 pandemic, the air cargo market has experienced solid growth both in terms of volumes and yields. While the pandemic has caused a worldwide economic recession, e-commerce has thrived due to a variety of factors. Air cargo operators have been in a unique position to meet e-commerce demands that require a high level of speed, reliability, and security.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was passed by the U.S. Government. The provisions in the CARES Act provide for economic relief to eligible individuals and businesses affected by COVID-19. As a provider of scheduled passenger service, air cargo service, charter air transportation and related services, the Company is eligible for and has received certain benefits outlined in the CARES Act including but not limited to payroll tax breaks, government grants and government loans.

The grant amount recognized under the CARES Act Payroll Support Program for the year ended December 31, 2020 was $62,312 and was recorded in Special Items, net. During the first half of 2021, the Company received $37,040 from the Department of Treasury ("Treasury") under the Payroll Support Program Extension (“PSP2”). Further, in the first half of 2021, the Company received a grant of $34,547 under the American Rescue Plan Act of 2021 (“PSP3”) that was enacted on March 11, 2021, and authorizes  the Treasury to provide additional assistance to passenger air carriers and contractors that received financial assistance under the CARES Act. During the three months ended September 30, 2021, no CARES Act grants were received. The grant amounts recognized in the nine months ended September 30, 2021 under the CARES Act of $71,587 were recorded in Special Items, net.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”) which is a refundable tax credit against certain employment taxes. During the year ended December 31, 2020, the Company recorded $2,328 related to the CARES Employee Retention Credit within Special Items, net. In the three and nine months ended September 30, 2021, an additional $68 and $848, respectively, was recognized within Special Items, net. The $68 shown in the third quarter of 2021 relates to a true-up of the second quarter 2021 credit.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the Treasury on October 26, 2020, which was repaid in full on March 24, 2021.

In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2021, or if ordered by the U.S. Department of Transportation ("DOT"), March 1, 2022; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023.

4.	REVENUE

Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams and casinos. Ancillary revenues consist of revenue earned from air travel-related services such as baggage fees, seat selection fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft under the ATSA. Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products.

The significant categories comprising Operating Revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Scheduled service	$80,212	$26,954	$201,905	$159,063
Charter service	33,809	23,264	88,511	60,983
Ancillary	33,697	12,254	86,626	52,253
Passenger	147,718	62,472	377,042	272,299
Cargo	24,400	14,272	68,084	17,491
Other	1,545	1,229	5,338	3,889
Total Operating Revenue	$173,663	$77,973	$450,464	$293,679

The Company attributes and measures its Operating Revenue by geographic region as defined by the DOT for airline reporting based upon the origin of each passenger and cargo flight segment.

The Company’s operations are highly concentrated in the U.S. but include service to many international locations, primarily based on scheduled service to Latin America during the winter season and on military charter services.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Total Operating Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$167,660	$75,289	$429,508	$270,062
Latin America	5,447	2,500	19,870	23,289
Other	556	184	1,086	328
Total Operating Revenue	$173,663	$77,973	$450,464	$293,679

Contract Balances

The Company’s contract assets primarily relate to costs incurred to get the 12 Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets. The amount expensed during the three and nine months ended September 30, 2021 was $208 and $515, respectively, and is included in Maintenance expense. The expense for both the three and nine months ended September 30, 2020 was $101, since Sun Country commenced flying for Amazon in May 2020.

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

Contract Assets and Liabilities are as follows:

	September 30, 2021	December 31, 2020
Contract Assets
Costs to fulfill contract with Amazon	$2,995	$3,614
Air Traffic Liabilities	$105,048	$101,075
Loyalty Program Liabilities	20,311	22,069
Amazon Deferred Up-front Payment	4,462	5,240
Total Contract Liabilities	$129,821	$128,384

The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2021, $89,044 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2020.

As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company’s Condensed Consolidated Balance Sheet. This deferred up-front payment is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA. For the three and nine months ended

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

September 30, 2021, $310 and $779 was amortized into Cargo revenue, respectively. For the three and nine months ended September 30, 2020, $146 and $184 was amortized into Cargo revenue, respectively.

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

Changes in the Loyalty Program Liabilities are as follows:

	2021	2020
Balance – January 1	$22,069	$22,892
Loyalty Points Earned	3,058	3,124
Loyalty Points Redeemed(1)	(4,816)	(3,892)
Balance – September 30	$20,311	$22,124
(1)	Principally relates to revenue recognized from the redemption of loyalty points for both air and non-air travel awards. Loyalty points are combined in one homogenous pool and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

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

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income	$13,903	$2,927	$78,072	$4,138

Denominator:
Weighted Average Common Shares Outstanding - Basic	57,355,104	46,805,950	54,368,231	46,805,950
Dilutive effect of Stock Options, RSUs and Warrants (1)	4,357,274	1,544,993	4,331,760	1,544,993
Weighted Average Common Shares Outstanding - Diluted	61,712,378	48,350,943	58,699,991	48,350,943

Basic earnings per share	$0.24	$0.06	$1.44	$0.09
Diluted earnings per share	$0.23	$0.06	$1.33	$0.09
(1)	There were 3,626,851 and 3,815,215 performance-based stock options outstanding at September 30, 2021 and 2020, respectively. As a result of the Company’s initial public offering, 75% of these options are expected to meet the performance conditions and are included in dilutive options at September 30, 2021. At September 30, 2020, these options were excluded from the calculation of diluted EPS since the performance conditions were not considered likely to be met.

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

Aircraft Fleet

As of September 30, 2021, Sun Country operated a fleet of 47 Boeing 737-NG aircraft, consisting of 46 Boeing 737-800s and one Boeing 737-700.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize the Company’s aircraft fleet activity for the nine months ended September 30, 2021 and 2020, respectively:

	December 31, 2020	Additions	Removals	September 30, 2021
Passenger:
Owned	14	7	—	21
Finance leases	5	3	—	8
Operating leases	12	—	(6)	6
Sun Country Airlines’ Fleet	31	10	(6)	35
Cargo:
Aircraft Operated for Amazon	12	—	—	12
Total Aircraft Operated	43	10	(6)	47

Six of the aircraft purchased during the nine months ended September 30, 2021 were financed through the Delayed Draw Term Loan Facility (see Note 7).  All six of these were previously under operating leases.  The remaining purchased aircraft was new to the Company’s fleet. During June and July 2021, the Company obtained an additional three aircraft under finance leases.

	December 31, 2019	Additions	Removals	September 30, 2020
Passenger:
Owned	5	9	—	14
Finance leases	10	—	(5)	5
Operating leases	14	—	(2)	12
Seasonal leases	2	—	(2)	—
Sun Country Airlines’ Fleet	31	9	(9)	31
Cargo:
Aircraft Operated for Amazon	—	10	—	10
Total Aircraft Operated	31	19	(9)	41

The nine passenger aircraft purchased during the nine months ended September 30, 2020 were financed through equipment trust certificates (see Note 7). Two of these aircraft were previously under operating leases, five were previously under finance leases, and the other two aircraft were new to the Company’s fleet.

In addition to the nine purchases discussed above, the Company refinanced three previously owned aircraft in January 2020 utilizing equipment trust certificates (see Note 7).

The 10 cargo aircraft added through September 30, 2020 relate to the Amazon Agreement (see Note 1).

During the nine months ended September 30, 2021, the Company executed lease agreements to add three incremental aircraft to its passenger fleet. The lease expiration dates range from fiscal year 2026 to fiscal year 2029 and these leases have been classified as finance leases. During the first twelve to eighteen months of the lease term, monthly lease payments are determined based on aircraft utilization, subject to limits set forth in the lease agreements. Monthly lease payments during the remainder of the lease term consist of fixed and variable amounts as set forth in the lease agreements.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Depreciation, amortization, and rent expense on aircraft is as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Aircraft Status	Expense Type	2021	2020	2021	2020
Owned	Depreciation	$8,603	$7,835	$25,085	$17,469
Finance Leased	Amortization	2,977	2,478	7,846	10,917
Operating Leased	Aircraft Rent	3,925	6,410	13,339	23,376
		$15,505	$16,723	$46,270	$51,762

Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Condensed Consolidated Statements of Operations.

Aircraft Lease Payment Deferrals

During the year ended December 31, 2020 the Company negotiated rent payment deferrals with a majority of its aircraft lessors due to COVID-19 cash flow impacts. There were no amounts deferred as of September 30, 2021 since the final payments were made in the second quarter of 2021. The amount deferred as of December 31, 2020 was $7,569, consisting of $2,133 under finance leases and $5,436 under operating leases. These deferrals were classified within the current portion of the respective lease liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2020.

Aircraft Maintenance Deposits Contra-Assets

On April 11, 2018, the Company established a deposit contra-asset to represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of that date. As of September 30, 2021 and December 31, 2020, the remaining balance of the contra-asset was $22,348 and $36,729, respectively. Of the $14,381 reduction in the contra-asset during the nine months ended September 30, 2021, $12,749 related to the purchase of six aircraft previously leased, whereupon the contra-assets and related maintenance deposits were written-off concurrently to Aircraft lease buy-out expense in Special Items, net (see Note 11). For the three months ended September 30, 2021 and 2020, the Company recognized $444 and $864, respectively, of the contra-asset as a reduction to Maintenance expense on the accompanying Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, the Company recognized $1,295 and $1,192, respectively, of the contra-asset as a reduction to Maintenance expense.

Over-market Liabilities

At the Acquisition Date, the Company acquired liabilities related to its over-market lease rates and over-market maintenance reserve payments.

As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. Upon adopting ASU 2016-02, Leases (Topic 842) effective January 1, 2019, this liability was reclassified as an offset to the Operating Lease Right-of-use Assets. The remaining unamortized balance of this contra-asset as of September 30, 2021 and December 31, 2020 was $10,904 and $16,501, respectively and is recorded within Operating Lease Right-

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

of-Use Assets. During the nine months ended September 30, 2021, the Company purchased six aircraft which were previously under leases with unfavorable terms, contributing to $3,765 of the decrease.

As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments, the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of similar leases. The remaining balance of this liability at September 30, 2021 and December 31, 2020 was $15,815 and $37,409, respectively. Of the $21,594 reduction in the over-market maintenance reserve liabilities during the nine months ended September 30, 2021, $17,435 related to the purchase of six aircraft previously leased. The over-market liabilities for those aircraft are included in Aircraft lease buy-out expense in Special Items, net (see Note 11).

Aircraft Rent expense for the three months ended September 30, 2021 and 2020, includes credits of $1,618 and $3,140, respectively, for the amortization of over-market liabilities established at the Acquisition Date  related to lease rates and maintenance reserves. The Aircraft Rent expense credits for the nine months ended September 30, 2021 and 2020 were $5,992 and $10,970, respectively.

7.	DEBT

Lines of Credit – On February 10, 2021, the Company executed a five-year credit agreement with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility (the “ABL Facility”). The agreement provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which are collectively referred to as the “Credit Facilities.” The interest rate on borrowings is determined by various alternative base rates plus an applicable margin ranging from 4% to 5%. The interest rate currently in effect on the Delayed Draw Term Loan facility is 6%, which is the minimum interest rate allowed under the Credit Facilities agreement. Borrowings on the Delayed Draw Term Loan Facility are subject to possible interest rate adjustment in February 2022. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes. The proceeds from the Delayed Draw Term Loan Facility are to be used solely to finance the acquisition of aircraft or engines to be registered in the U.S. During the six months ended June 30, 2021, the Company drew $80,500 on the Delayed Draw Term Loan Facility to purchase six aircraft, which were previously under operating leases. Principal payments of $1,006 are due on a quarterly basis. As of September 30, 2021 , the Credit Facilities had an outstanding principal balance of $78,488. The Credit Facilities have financial covenants that require a minimum trailing 12 month EBITDAR (ranging from $62,100 as of September 30, 2021, $78,100 as of December 31, 2021, and $87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day.

Long-term Debt – In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The Company is required to make semi-annual principal and interest payments each June and December. The outstanding principal balance as of September 30, 2021 was $211,605. The 13 aircraft serve as security for the loan and the total appraised value of these aircraft as of December 2019 was approximately $292,450.

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

The Company was in compliance with all covenants in its debt agreements at September 30, 2021.

Long-term Debt includes the following:

	September 30, 2021	December 31, 2020
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate of between 4.13% and 6.95% and the weighted average interest rate is 4.78%.	$211,605	$227,347

Delayed Draw Term Loan Facility (see terms and conditions above)	78,488	—

U. S. Department of the Treasury CARES Act Loan (see terms and conditions above)	—	45,419

Notes payable to Wilmington Trust Company. Notes bear interest at an annual rate of 8.45% and were scheduled to mature Nov. 2023 to Feb. 2024. In April 2021, these notes were repaid.	—	12,506

Other Notes payable. These notes bear interest at an annual rate of approximately 5.0% and mature March 2029.	479	529

Total Debt	290,572	285,801

Less: Unamortized debt issuance costs	(3,752)	(3,338)

Less: Current Maturities of Long-term Debt	(19,835)	(26,118)
Total Long-term Debt	$266,985	$256,345

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Future maturities of the outstanding Debt are as follows:

	Debt Principal	Amortization of Debt
	Payments	Issuance Costs	Net Debt
Remainder of 2021	$9,641	$(248)	$9,393
2022	30,367	(956)	29,411
2023	42,358	(881)	41,477
2024	44,000	(758)	43,242
2025	49,087	(643)	48,444
Thereafter	115,119	(266)	114,853
Total as of September 30, 2021	$290,572	$(3,752)	$286,820

The table below presents the Company’s debt measured at fair value:

	September 30, 2021	December 31, 2020
Carrying Amount	$290,572	$285,801
Fair Value	$283,641	$279,119

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

Fuel derivative contracts are recognized at fair value on the Condensed Consolidated Balance Sheets as Derivative Assets, if the fair value is in an asset position, or as Derivative Liabilities, if the fair value is in a liability position. The Company did not have any collateral held by counterparties to these agreements as of September 30, 2021 and December 31, 2020. Derivatives where the payment due date is greater than one year from the balance sheet date are classified as long-term.

Changes in Derivative Assets (Liabilities) are as follows:

	Nine Months Ended September 30,
	2021	2020
Balance - January 1	$(1,174)	$2,233
Non-cash Gains (Losses)	3,527	(15,766)
Contract Settlements	(2,105)	7,531
Balance - September 30	$248	$(6,002)

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

Fuel Derivative Gains (Losses) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-cash Gains (Losses)	$(72)	$290	$3,527	$(15,766)
Cash Premiums Paid	—	(53)	—	(1,954)
Total Fuel Derivative Gains (Losses)	$(72)	$237	$3,527	$(17,720)

Fuel derivative gains and losses are classified in Aircraft Fuel on the Condensed Consolidated Statements of Operations.

As of September 30, 2021, the Company had no outstanding fuel derivative contracts, but there were $248 of matured contracts that had not yet settled.

9.	FAIR VALUE MEASUREMENTS

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

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Fuel Derivative Contracts	$—	$248	$—	$248
Total Assets measured at fair value on a recurring basis	$—	$248	$—	$248

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Fuel Derivative Contracts	$—	$1,174	$—	$1,174
Total Liabilities measured at fair value on a recurring basis	$—	$1,174	$—	$1,174

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

The Company's effective tax rate for the three and nine months ended September 30, 2021 was 14.2% and 18.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 24.0% and 26.2%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The decrease in the three-month rate is primarily due to a favorable permanent benefit related to stock compensation. The decrease in the nine-month rate is primarily due to favorable permanent differences related to the Tax Receivable Agreement and stock compensation deductions.

Tax Receivable Agreement

In connection with the Company’s IPO, the Company entered into an income Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with our pre-IPO stockholders (the “TRA holders”). The Tax Receivable Agreement provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”).  The Company will retain the benefit of the remaining 15% of these cash savings.

Payments under the Tax Receivable Agreement will not begin until at least 12 months after the closing of the Company’s IPO. In the event that the Company is prohibited from making payments under the Tax Receivable Agreement for tax benefits utilized during any periods pursuant to the CARES Act or other

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

governmental programs, the Company is not required to make payments under the Tax Receivable Agreement for Pre-IPO Tax Attributes utilized in such periods. Based on the Company's current participation in the CARES Act Program, the Company does not expect to make payments under the Tax Receivable Agreement until 2023, and thus is presented in "Long-term Liabilities" on the Condensed Consolidated Balance Sheet.

If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA payments. Upon the closing of the IPO, the Company recognized a non-current liability of $115,200 which represented undiscounted aggregate payments that were expected to be paid to the TRA holders under the Tax Receivable Agreement, with an offset to Stockholders' Equity. Subsequent changes in the measurement of the liability are being adjusted through the Consolidated Statements of Operations. The Tax Receivable Agreement liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate based on, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement, (ii) the Company’s participation in future government programs, (iii) stock option activity during periods prior to the commencement of payments under the Tax Receivable Agreement and (iv) future changes in tax laws. These factors could result in an increase or decrease in the related liability which would be recognized in the Company’s earnings in the period of such change. In the second quarter of 2021, the Company reduced the TRA liability balance by $18,700, from $115,200 to $96,500. The offsetting credit was recorded in Other Non-operating Income. The decrease in the TRA liability was mainly due to the receipt of the PSP3 grant of $34,547, which extended the time period in which distributions made to shareholders are restricted from March 31, 2022 to September 30, 2022, and also resulted in an increase in forecasted 2021 pre-tax income.

An additional $1,100 reduction in the liability was made during the three months ended September 30, 2021, due to actual financial results exceeding forecasted results used in the valuation of the TRA. Since recording the initial estimate and through September 30, 2021, the Company has reduced the TRA liability balance by $19,800, from $115,200 to $95,400.

11.	SPECIAL ITEMS, NET

Special Items, net on the Condensed Consolidated Statements of Operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CARES Act grant recognition (1)	$—	$(30,796)	$(71,587)	$(62,312)
CARES Act employee retention credit (2)	(68)	(2,069)	(848)	(2,069)
Aircraft lease buy-out expense (3)	—	—	6,963	—
Other	3	13	16	48
Total Special Items, net	$(65)	$(32,852)	$(65,456)	$(64,333)
(1)	During the first half of 2021, the Treasury awarded the Company grants totaling $37,040 under PSP2. Further, during the first half of 2021, the Company received a grant of $34,547 under PSP3. The grant amount recognized under the CARES Act Payroll Support Program for the nine months ended September 30, 2020 was $62,312, of which $31,516 was recognized in the second quarter and $30,796 was recognized in the third quarter.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

(2)	The CARES Act Employee Retention credit relates to a refundable tax credit against certain employment taxes. The $68 shown in the third quarter of fiscal year 2021 relates to a true-up of the second quarter 2021 credit.
(3)	Five aircraft were purchased in March 2021 that were previously under operating leases. One additional aircraft was purchased in April 2021 that was previously under an operating lease. Aircraft lease buy-out expense represents the net costs incurred to terminate the leases on those six aircraft. This includes the associated lease termination costs, write-off of previously capitalized maintenance deposits, and the write-off of over-market liabilities (see Note 6).

12.	COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 7) and probable future purchases of aircraft.

Sun Country also has a contractual obligation to pay its pre-IPO stockholders under the terms of the income Tax Receivable Agreement (see Note 10).

The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

13.	OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is both available and evaluated regularly by the Chief Operating Decision Maker and is used in resource allocation and performance assessments. The Company’s Chief Operating Decision Maker is considered to be the Company’s Chief Executive Officer. The Company’s Chief Operating Decision Maker makes resource allocation decisions to maximize the Company’s consolidated financial results. Substantially all the Company’s tangible assets are located in the U.S. or relate to flight equipment, which is mobile across geographic markets. The Company has two operating segments: Passenger and Cargo.

The Company’s Passenger segment has two internal passenger groups (Scheduled and Charter), but since resources are shared and expenses are combined, they are considered one Passenger operating segment. The Company’s Passenger operations are highly concentrated in the U.S., but include service to many international locations, primarily based on scheduled service to Latin America during the winter season and on military charter services. All goodwill is related to the Passenger Operating Segment.

The Cargo segment began providing air cargo services under the ATSA in May 2020. Fuel consumed in Cargo operations is directly reimbursed by Amazon and therefore aircraft fuel revenue is presented net of such reimbursements on the Condensed Consolidated Statements of Operations. Fuel consumed in Cargo maintenance activities is included in the Cargo segment. Certain operating expenses are directly attributable to the Cargo operating segment.

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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Passenger	Cargo	Consolidated	Passenger	Cargo(1)	Consolidated
Operating Revenues	$149,263	$24,400	$173,663	$63,701	$14,272	$77,973
Non-Fuel Operating Expenses	99,279	15,800	115,079	76,377	12,492	88,869
Aircraft Fuel	36,556	91	36,647	13,139	—	13,139
Special Items, net	(65)	—	(65)	(25,534)	(7,318)	(32,852)
Total Operating Expenses	135,770	15,891	151,661	63,982	5,174	69,156
Operating Income (Loss)	$13,493	$8,509	22,002	$(281)	$9,098	8,817
Interest Income			28			26
Interest Expense			(6,286)			(5,157)
Other, net			456			164
Income before Income Tax			$16,200			$3,850

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Passenger	Cargo	Consolidated	Passenger	Cargo(1)	Consolidated
Operating Revenues	$382,380	$68,084	$450,464	$276,188	$17,491	$293,679
Non-Fuel Operating Expenses	278,843	50,272	329,115	249,423	17,398	266,821
Aircraft Fuel	90,468	163	90,631	69,377	—	69,377
Special Items, net	(47,055)	(18,401)	(65,456)	(53,646)	(10,687)	(64,333)
Total Operating Expenses	322,256	32,034	354,290	265,154	6,711	271,865
Operating Income	$60,124	$36,050	96,174	$11,034	$10,780	21,814
Interest Income			52			340
Interest Expense			(19,487)			(16,215)
Other, net			18,505			(331)
Income before Income Tax			$95,244			$5,608
(1)	As air cargo operations commenced in May 2020, there are limited Cargo amounts included in the three and nine month periods ended September 30, 2020.

14.	SUBSEQUENT EVENTS

The Company evaluated subsequent events for the period from the Balance Sheet date through November 1, 2021, the date that the Condensed Consolidated Financial Statements were available to be issued.

* * * * * *

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.

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

Forward-Looking Statements

The following discussion and analysis presents factors that had a material effect on our results of operations during the three and nine months ended September 30, 2021 and 2020. Also discussed is our financial position as of September 30, 2021 and December 31, 2020. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in our Registration Statement on Form S-1 (File No. 333-252858), as amended, including the final prospectus dated March 16, 2021 included therein (the “Final Prospectus”).This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

high growth, high margins and strong cash flows with greater resilience than other passenger airlines. We focus on serving leisure and “visiting friends and relatives” (“VFR”) passengers and charter customers as well as providing crew, maintenance and insurance (“CMI”) services to Amazon, with flights throughout the United States and to destinations in Mexico, Central America and the Caribbean. Based in Minnesota, we operate an agile network that includes our scheduled service business, our synergistic charter, and cargo businesses. We share resources, such as flight crews, across our scheduled service, charter, and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week, and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.

Our scheduled service business combines low costs with a high quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than Ultra Low-Cost Carriers (“ULCCs”) while maintaining lower Adjusted Cost per Available Seat Mile (“CASM”) than Low Cost Carriers (“LCCs”), resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs (which includes Allegiant Travel Company, Frontier Airlines and Spirit Airlines), such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high quality product that we believe is superior to ULCCs and consistent with that of LCCs (which includes Southwest Airlines and JetBlue Airways). For example, our product includes more legroom than ULCCs, complimentary beverages, in-flight entertainment, and in-seat power, none of which are offered by ULCCs.

Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy both because it provides both inherent diversification and downside protection as well as because it is synergistic with our other businesses. Our charter business has several favorable characteristics, including: large repeat customers, more stable demand than scheduled service flying, and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the U.S. Department of Defense, college and professional sports teams. We are the primary air carrier for the National Collegiate Athletic Association (“NCAA”) Division I National Basketball Tournament (known as “March Madness”) and Division I Men’s Ice Hockey Championship (known as the “Frozen Four”).  We flew over 70 college sports teams during the first nine months of 2021, which was lower than 2019 due to impacts of the COVID-19 pandemic. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the U.S. Department of Defense and sports teams still fly during normal economic downturns and our casino contracts are long-term in nature.

On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and we are currently flying 12 Boeing 737-800 cargo aircraft for Amazon. Our CMI service is asset-light from a Sun Country perspective as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our scheduled service and charter businesses. Our cargo

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

business also enables us to leverage certain assets, capabilities, and fixed costs to enhance profitability and promote growth across our Company.

Operations in Review

We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high-quality passenger experience, offering state-of-the-art interiors, free streaming of in-flight entertainment to passenger devices, seat reclining and seat-back power in all of our aircraft.

The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. We have experienced a significant decline in demand related to the COVID-19 pandemic, which has caused a material decline in our 2020 and first nine months of 2021 revenues as compared to pre-pandemic levels, and has negatively impacted our financial condition and operating results.

During 2021, we have continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2020. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted at this time. In addition, the impact of COVID-19 vaccine mandates and uncertainties in pilot staffing, as well as higher fuel prices, could impact our business and results of operations in the near term.

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into a new Credit Agreement which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility. We received CARES Act grants totaling $62,312 during 2020, and a CARES Act loan of $45,000 in October 2020. During the first half of 2021, we received grants totaling $37,040 and $34,547 under the Payroll Support Program Extension under the Consolidated Appropriations Act of 2021 (“PSP2”) and the American Rescue Plan Act of 2021 (“PSP3”), respectively. During the three months ended September 30, 2021, no CARES Act grants were received.

While the COVID-19 pandemic induced industry downturn has delayed our growth in 2020 and 2021 to date, we believe that our investments have positioned us to profitably grow our business in the long term following a rebound in the U.S. airline industry.

Components of Operations

Operating Revenues

Scheduled Service. Scheduled service revenue consists of base fares and expired passenger travel credits.

Charter Service. Charter service revenue consists of revenue earned from our charter business, primarily generated through our service to the U.S. Department of Defense, collegiate and professional sports teams, and casinos.

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

Other. Other revenue consists primarily of revenue from services in connection with our Sun Country Vacations products, including organizing ground services, such as hotel, car and transfers. Other revenue also includes services not directly related to providing passenger services such as the advertising, marketing and brand elements resulting from our co-branded credit card program. This component of our revenues also includes revenue from mail on regularly scheduled passenger aircraft.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense includes jet fuel, federal and state taxes, other fees and the mark-to-market gains and losses associated with our fuel derivative contracts since we do not apply hedge accounting. Aircraft fuel expense can be volatile, even between quarters, due to price changes and mark-to-market gains and losses in the value of the underlying derivative instruments as crude oil prices and refining margins increase or decrease.

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

Maintenance. Maintenance expense includes the cost of all parts, materials and fees for repairs performed by us and our third-party vendors to maintain our fleet. It excludes direct labor cost related to our own mechanics, which are included in salaries, wages, and benefits expense. It also excludes maintenance expenses, which are deferred based on the built-in overhaul method for owned and finance leased aircraft , which is subsequently amortized as a component of depreciation and amortization expense. Our maintenance expense is reduced due to recognizing a liability (or contra-asset) that offsets expenses for maintenance events incurred by the new owners of Sun Country, but paid for by the previous owners. For more information on these maintenance expense credits, see Note 6 to our Condensed Consolidated Financial Statements.

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

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of fixed assets we own and leasehold improvements, amortization of finance leased assets, as well as the amortization of finite-lived intangible assets. It also includes the depreciation of significant maintenance expenses deferred under the built-in overhaul method for owned and certain finance leased aircraft.

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

Non-operating Income (Expense)

Interest Income. Interest income includes interest on our cash, cash equivalents and investment balances. Interest income is generally immaterial to our results of operations, reflecting the current low interest rate environment.

Interest Expense. Interest expense includes interest and fees related to our outstanding debt and our finance leases, as well as the amortization of debt financing costs.

Other, net. Other expenses include activities not classified in any other area of the Condensed Consolidated Statements of Operations, such as gain or loss on sale or retirement of assets and certain consulting expenses. The change in the TRA liability is also included here.

Income Taxes

Income taxes are accounted for using the asset and liability method. A valuation allowance is recorded to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In assessing our ability to utilize our deferred tax assets, there is consideration on whether it is more likely than not that some or all of the deferred tax assets will be realized. All available evidence, both positive and negative, is considered in determining future taxable income on a jurisdiction by jurisdiction basis.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Operating Statistics

Key Operating Statistics and Metrics

	Three Months Ended September 30, 2021 (1)				Three Months Ended September 30, 2020 (1)
	Scheduled				Scheduled
	Service	Charter	Cargo	Total	Service	Charter	Cargo	Total
Departures (2)	5,533	1,798	2,912	10,299	3,364	1,324	1,818	6,549
Block hours (2)	17,313	3,835	8,533	29,842	9,998	2,920	5,168	18,191
Aircraft miles (2)	7,046,575	1,423,300	3,376,084	11,897,035	4,104,095	1,126,392	2,119,442	7,381,323
Available seat miles (ASMs) (thousands) (2)	1,296,555	244,393	—	1,549,432	763,362	205,594	—	974,584
Total revenue per ASM (TRASM) (cents) (3)				9.63				6.54
Average passenger aircraft during the period (3)				32.9				31.0
Passenger aircraft at end of period (3)				35				31
Cargo aircraft at end of period				12				10
Average daily aircraft utilization (hours) (3)				7.0				4.6
Average stage length (miles)				1,155				1,116
Revenue passengers carried (4)	785,348				337,887
Revenue passenger miles (RPMs) (thousands) (4)	1,011,936				418,223
Passenger revenue per ASM (PRASM) (cents) (4)	6.19				3.53
Load factor (4)	78.0%				54.8%
Average base fare per passenger (4)	$102.14				$79.77
Ancillary revenue per passenger (4)	$42.91				$36.27
Charter revenue per block hour		$8,816				$7,967
Fuel gallons consumed (thousands) (2)	13,475	2,760	—	16,321	7,403	2,098		9,558
Fuel cost per gallon, excluding derivatives				$2.24				$1.40
Employees at end of period				2,014				1,632
Cost per available seat mile (CASM) (cents) (5)				9.79				7.10
Adjusted CASM (cents) (6)				6.35				7.63
(1)	Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)	Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore the Total System amounts are higher than the sum of Scheduled Service, Charter Service and Cargo amounts.
(3)	Scheduled service and charter service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(4)	Passenger-related statistics and metrics are shown only for scheduled service. Charter service revenue is driven by flight statistics.
(5)	CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(6)	Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, special items, and certain other costs.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Key Operating Statistics and Metrics

	Nine Months Ended September 30, 2021 (1)				Nine Months Ended September 30, 2020 (1)
	Scheduled				Scheduled
	Service	Charter	Cargo	Total	Service	Charter	Cargo	Total
Departures (2)	14,777	5,036	8,229	28,196	10,546	3,480	2,231	16,396
Block hours (2)	48,420	10,822	24,973	84,648	34,416	7,853	6,244	48,882
Aircraft miles (2)	19,758,087	4,005,794	9,884,576	33,780,294	13,971,834	2,964,186	2,574,422	19,616,211
Available seat miles (ASMs) (thousands) (2)	3,653,335	693,837	—	4,368,972	2,589,606	540,284	—	3,149,189
Total revenue per ASM (TRASM) (cents) (3)				8.75				8.77
Average passenger aircraft during the period (3)				31.7				31.4
Passenger aircraft at end of period (3)				35				31
Cargo aircraft at end of period				12				10
Average daily aircraft utilization (hours) (3)				6.9				5.0
Average stage length (miles)				1,199				1,207
Revenue passengers carried (4)	2,038,399				1,273,747
Revenue passenger miles (RPMs) (thousands) (4)	2,705,969				1,721,227
Passenger revenue per ASM (PRASM) (cents) (4)	5.53				6.14
Load factor (4)	74.1%				66.5%
Average base fare per passenger (4)	$99.05				$124.88
Ancillary revenue per passenger (4)	$42.50				$41.02
Charter revenue per block hour		$8,179				$7,765
Fuel gallons consumed (thousands) (2)	37,299	7,739	—	45,269	26,182	5,744	—	32,120
Fuel cost per gallon, excluding derivatives				$2.08				$1.62
Employees at end of period				2,014				1,632
Cost per available seat mile (CASM) (cents) (5)				8.11				8.63
Adjusted CASM (cents) (6)				6.29				7.75
(1)	Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)	Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore the Total System amounts are higher than the sum of Scheduled Service, Charter Service and Cargo amounts.
(3)	Scheduled service and charter service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(4)	Passenger-related statistics and metrics are shown only for scheduled service. Charter service revenue is driven by flight statistics.
(5)	CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(6)	Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, special items, and certain other costs.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Statement of Operations Analysis

Results of Operations

For the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
Operating Revenues:
Scheduled Service	$80,212	$26,954	$53,258	198%
Charter Service	33,809	23,264	10,545	45%
Ancillary	33,697	12,254	21,443	175%
Passenger	147,718	62,472	85,246	136%
Cargo	24,400	14,272	10,128	71%
Other	1,545	1,229	316	26%
Total Operating Revenues	173,663	77,973	95,690	123%

Operating Expenses:
Aircraft Fuel	36,647	13,139	23,508	179%
Salaries, Wages, and Benefits	43,424	36,348	7,076	19%
Aircraft Rent	3,925	6,410	(2,485)	(39)%
Maintenance	9,660	6,338	3,322	52%
Sales and Marketing	5,470	2,921	2,549	87%
Depreciation and Amortization	14,029	12,929	1,100	9%
Ground Handling	7,873	4,880	2,993	61%
Landing Fees and Airport Rent	12,069	8,596	3,473	40%
Special Items, net	(65)	(32,852)	32,787	(100)%
Other Operating, net	18,629	10,447	8,182	78%
Total Operating Expenses	151,661	69,156	82,505	119%
Operating Income	22,002	8,817	13,185	150%

Non-operating Income (Expense):
Interest Income	28	26	2	8%
Interest Expense	(6,286)	(5,157)	(1,129)	22%
Other, net	456	164	292	178%
Total Non-operating Income (Expense), net	(5,802)	(4,967)	(835)	17%

Income before Income Tax	16,200	3,850	12,350	321%
Income Tax Expense	2,297	923	1,374	149%
Net Income	$13,903	$2,927	$10,976	375%

Total Operating Revenues increased $95,690, or 123%, to $173,663 for the three months ended September 30, 2021 from $77,973 for the three months ended September 30, 2020.  The increase is due to a significantly lower demand for passenger service in 2020 as a result of the COVID-19 pandemic, and growth in cargo services compared to one year ago.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Scheduled Service. Scheduled service revenue increased by $53,258, or 198%, to $80,212 for the three months ended September 30, 2021 from $26,954 for the three months ended September 30, 2020. The increase in scheduled service revenue was largely driven by a decline in demand for passenger service during the three months ended September 30, 2020 due to government travel restrictions, quarantine requirements, and reduced passenger demand related to the COVID-19 pandemic.

The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended September 30,			%
	2021	2020	Increase	Change
Departures	5,533	3,364	2,169	64%
Passengers	785,348	337,887	447,461	132%
Average base fare per passenger	$102.14	$79.77	22.37	28%
RPMs (thousands)	1,011,936	418,223	593,713	142%
ASMs (thousands)	1,296,555	763,362	533,193	70%
PRASM (cents)	6.19	3.53	2.66	75%
Passenger load factor	78.0%	54.8%	23.2 pts	N/A

The 132% increase in the number of scheduled service passengers in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to COVID-19 pandemic related demand reductions in the prior year period. For the three months ended September 30, 2021, our average base fare was $102.14, compared to $79.77 for the three months ended September 30, 2020. The increase is the result of strong demand, coupled with a favorable capacity environment, that enabled Sun Country to achieve much stronger fares than in the third quarter of 2020.

Charter Service. Charter service revenue increased $10,545, or 45%, to $33,809 for the three months ended September 30, 2021, from $23,264 for the three months ended September 30, 2020. The COVID-19 pandemic drove a decrease in our third quarter of 2020 charter service revenue. There was a 31% increase in block hours for the 2021 third quarter as compared to the 2020 third quarter. Charter revenue per block hour was $8,816 for the three months ended September 30, 2021, as compared to $7,967 for the three months ended September 30, 2020, for an increase of 11%. This revenue per block hour increase is due to the ongoing recovery from the impacts of COVID-19.

Ancillary. Ancillary revenue increased by $21,443, or 175%, to $33,697 for the three months ended September 30, 2021, from $12,254 for the three months ended September 30, 2020. The 132% increase in passengers during the period resulted in greater sales of air travel-related services such as baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue was $42.91 per passenger in the three months ended September 30, 2021, up from $36.27 per passenger in the three months ended September 30, 2020.

Cargo. Revenue from cargo services was $24,400 for the three months ended September 30, 2021, as compared to $14,272 for the three months ended September 30, 2020. All of our cargo service revenue relates to the air cargo transportation services under the ATSA with Amazon that commenced in May 2020. For the

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

three months ended September 30, 2021, departures increased to 2,912, as compared to 1,818 for the three months ended September 30, 2020, due to the timing of when the aircraft were brought into service in 2020.

Other. Other revenue was $1,545 for the three months ended September 30, 2021, as compared to $1,229 for the three months ended September 30, 2020. This was mainly the result of an increase in revenue from Sun Country Vacations due to improved bookings and an increase in co-branded marketing revenue related to our Sun Country VISA card.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense was $36,647 for the three months ended September 30, 2021, as compared to $13,139 for the three months ended September 30, 2020. The increase was mainly driven by a 71% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by a 64% increase in passenger service block hours, as well as a 60% increase in the average price per gallon of fuel.

Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $7,076, or 19%, to $43,424 for the three months ended September 30, 2021, as compared to $36,348 for the three months ended September 30, 2020. The average headcount for the three months ended September 30, 2021 was 1,915, as compared to 1,646 for the three months ended September 30, 2020. A significant portion of the headcount increase was due to a ramp up in the insourcing of MSP ground handling, which was in transition from April 2020 to early 2021. Our Cargo segment was responsible for $9,805 of the consolidated salaries, wages, and benefits expense for the three months ended September 30, 2021, as compared to $8,378 for the three months ended September 30, 2020. The $1,427 increase over the prior year third quarter is driven by additional headcount to support the operations and the timing of when the Amazon aircraft were brought into service in 2020. The Cargo segment began in May 2020, driving additional headcount required to support the ramp up of operations and aircraft under the ATSA.

Aircraft Rent. Aircraft rent expense decreased $2,485, or 39%, to $3,925 for the three months ended September 30, 2021, as compared to $6,410 for the three months ended September 30, 2020. Aircraft rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (for which expense is recorded within aircraft rent) to owned aircraft (for which expense is recorded through depreciation and interest expense). Specifically, in the first six months of 2021, we purchased six aircraft previously under operating leases. For the three months ended September 30, 2021 and 2020, there was an average of six and twelve aircraft under operating leases, respectively.

Maintenance. Maintenance materials and repair expense increased $3,322, or 52%, to $9,660 for the three months ended September 30, 2021, as compared to $6,338 for the three months ended September 30, 2020. There were three landing gear events in the three months ended September 30, 2021 versus one during the three months ended September 30, 2020, resulting in a cost increase of $1,090. There was also a $1,592 increase in costs, including wheels, brakes, consumables, and expendables, driven by increased departures. Partially offsetting these increases, the cost of heavy checks decreased $945, due to two heavy checks performed in the three months ended September 30, 2021, as compared to three in the three months ended September 30, 2020. Our Cargo segment was responsible for $2,485 of the consolidated maintenance expense for the three months ended September 30, 2021, as compared to $1,602 for the prior year third quarter due to

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

the timing of when the Amazon aircraft were brought into service in 2020.  The Cargo segment expense primarily relates to line maintenance since heavy maintenance is reimbursed under the ATSA.

Sales and Marketing. Sales and marketing expense increased $2,549, or 87%, to $5,470 for the three months ended September 30, 2021, as compared to $2,921 for the three months ended September 30, 2020. The passenger revenue increase between these two periods was 136%, and was primarily responsible for a $1,736 increase in credit card processing fees and a $580 increase in global distribution system fees. The remaining increase primarily relates to higher advertising costs and travel agent commissions.

Depreciation and Amortization. Depreciation and amortization expense increased $1,100, or 9%, to $14,029 for the three months ended September 30, 2021, as compared to $12,929 for the three months ended September 30, 2020. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft and aircraft under finance leases (for which expense is recorded as amortization and interest expense). During the three months ended September 30, 2021, the Company also purchased three engines and a flight simulator. For the three months ended September 30, 2021 and 2020, there was an average of 20 and 14 owned aircraft, respectively. For the same three-month periods, the average number of finance lease aircraft increased to seven in 2021 from five in 2020.

Ground Handling. Ground handling expense increased $2,993, or 61%, to $7,873 for the three months ended September 30, 2021, as compared to $4,880 for the three months ended September 30, 2020. The increase was primarily due to the 64% increase in scheduled departures during the same time periods. Additionally, a minor increase in rates in the 2021 third quarter as compared to the 2020 third quarter contributed $388 of additional expense.

Landing Fees and Airport Rent. Landing fees and airport rent increased $3,473, or 40%, to $12,069 for the three months ended September 30, 2021, as compared to $8,596 for the three months ended September 30, 2020. The increase was driven by the 64% increase in scheduled departures for the three months ended September 30, 2021. Additionally, a decrease in rates in the 2021 third quarter as compared to the 2020 third quarter offset $1,031 against the departure volume increase.

Special Items, net. Special items, net was a contra-expense of $65 for the three months ended September 30, 2021 and $32,852 for the three months ended September 30, 2020. For the three months ended September 30, 2021, Special items, net included $68 in refundable tax credits related to employee retention under the CARES Act, which was a true-up of the amount recognized in the 2021 second quarter. For the three months ended September 30, 2020, Special items, net included $30,796 of contra-expense related to funds received under the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits, and $2,069 in refundable tax credits related to employee retention under the CARES Act. Our Cargo segment had no impact on Special items, net for the three months ended September 30, 2021 and $7,318 for the three months ended September 30, 2020. These credits were driven by allocated amounts received under the CARES Act, based on the respective segment salaries, wages, and benefits.

Other Operating, net. Other operating, net expense increased $8,182, or 78%, to $18,629 for the three months ended September 30, 2021, as compared to $10,447 for the three months ended September 30, 2020, mainly due to increased departures. The Passenger segment increase of $7,237 was primarily driven by the higher level of operations which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs. There was also an additional cost of approximately $1,105 due to becoming a

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

public company, primarily related to insurance, legal and consulting fees. Our Cargo segment was responsible for $3,364 and $2,418 of our consolidated other operating, net expense for the three months ended September 30, 2021 and 2020, respectively, driven by overhead expenses as well as crew and employee travel costs.

Non-operating Income (Expense)

Interest Expense. Interest expense increased $1,129, or 22%, to $6,286 for the three months ended September 30, 2021, as compared to $5,157 for the three months ended September 30, 2020. The increase was primarily due to debt issued for the acquisition of new aircraft, including new debt incurred in connection with the 2019-1 EETC, and the Delayed Draw Term Loan Facility.

Other, net. Other, net for the three months ended September 30, 2021 was a net income of $456 primarily due to a credit of $1,100 for the adjustment of our Tax Receivable Agreement liability. The decrease in the TRA liability was mainly due to an increase in forecasted 2021 pre-tax income. Partially offsetting this income was $641 in expenses related to a secondary stock offering that closed in October 2021. Other, net for the three months ended September 30, 2020, was a net income of $164, primarily due to a vendor settlement.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Results of Operations

For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
Operating Revenues:
Scheduled Service	$201,905	$159,063	$42,842	27%
Charter Service	88,511	60,983	27,528	45%
Ancillary	86,626	52,253	34,373	66%
Passenger	377,042	272,299	104,743	38%
Cargo	68,084	17,491	50,593	289%
Other	5,338	3,889	1,449	37%
Total Operating Revenues	450,464	293,679	156,785	53%

Operating Expenses:
Aircraft Fuel	90,631	69,377	21,254	31%
Salaries, Wages, and Benefits	129,815	106,923	22,892	21%
Aircraft Rent	13,339	23,376	(10,037)	(43)%
Maintenance	30,170	15,242	14,928	98%
Sales and Marketing	16,402	13,123	3,279	25%
Depreciation and Amortization	40,103	35,631	4,472	13%
Ground Handling	19,654	15,786	3,868	25%
Landing Fees and Airport Rent	29,606	22,377	7,229	32%
Special Items, net	(65,456)	(64,333)	(1,123)	2%
Other Operating, net	50,026	34,363	15,663	46%
Total Operating Expenses	354,290	271,865	82,425	30%
Operating Income	96,174	21,814	74,360	341%

Non-operating Income (Expense):
Interest Income	52	340	(288)	(85)%
Interest Expense	(19,487)	(16,215)	(3,272)	20%
Other, net	18,505	(331)	18,836	NM %
Total Non-operating Income (Expense), net	(930)	(16,206)	15,276	(94)%

Income before Income Tax	95,244	5,608	89,636	1,598%
Income Tax Expense	17,172	1,470	15,702	1,068%
Net Income	$78,072	$4,138	$73,934	1,787%

Variance percentage is not meaningful (“NM”)

Total Operating Revenues increased $156,785, or 53%, to $450,464 for the nine months ended September 30, 2021, from $293,679 for the nine months ended September 30, 2020.  The increase is due to a significantly lower demand for passenger service in 2020 as a result of the COVID-19 pandemic, and growth in cargo services compared to one year ago.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Scheduled Service. Scheduled service revenue increased by $42,842, or 27%, to $201,905 for the nine months ended September 30, 2021, from $159,063 for the nine months ended September 30, 2020. The increase in scheduled service revenue was driven by a decline in passenger demand in the prior year due to government travel restrictions and quarantine requirements related to the COVID-19 pandemic.

The table below presents select operating data for scheduled service:

	Nine Months Ended September 30,		Increase		%
	2021	2020	(Decrease)		Change
Departures	14,777	10,546	4,231		40%
Passengers	2,038,399	1,273,747	764,652		60%
Average base fare per passenger	$99.05	$124.88	(25.83)		(21)%
RPMs (thousands)	2,705,969	1,721,227	984,742		57%
ASMs (thousands)	3,653,335	2,589,606	1,063,729		41%
PRASM (cents)	5.53	6.14	(0.61)		(10)%
Passenger load factor	74.1%	66.5%	7.6	pts	N/A

The 60% increase in the number of scheduled service passengers in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to COVID-19 pandemic related lower demand in 2020. For the nine months ended September 30, 2021, our average base fare was $99.05, compared to $124.88 for the nine months ended September 30, 2020. The net change is the result of a strong start to 2020 with higher average fares followed by a significant drop in passengers due to COVID-19.  This significant drop in passengers resulted in only a minimal impact on the nine months ending September 30, 2020 average base fare.

Charter Service. Charter service revenue increased $27,528, or 45%, to $88,511 for the nine months ended September 30, 2021, from $60,983 for the nine months ended September 30, 2020. There was a 38% increase in charter service block hours for the nine months ended September 30, 2021 vs 2020. This block hour increase is due to the ongoing recovery from the impacts of COVID-19. Charter revenue per block hour was $8,179 for the nine months ended September 30, 2021, as compared to $7,765 for the nine months ended September 30, 2020, for an increase of 5%.

Ancillary. Ancillary revenue increased $34,373, or 66%, to $86,626 for the nine months ended September 30, 2021, from $52,253 for the nine months ended September 30, 2020. This revenue relates to sales of air travel-related services such as baggage fees, seat selection and upgrade fees, and on-board sales. The increase was mainly due to a 60% increase in scheduled service passengers between periods. Additionally, there was a small increase in ancillary revenue per passenger from $42.50 per passenger in the nine months ended September 30, 2021, up from $41.02 per passenger in the nine months ended September 30, 2020.

Cargo. Revenue from cargo services was $68,084 for the nine months ended September 30, 2021, as compared with $17,491 for the nine months ended September 30, 2020. All of the 2021 and 2020 cargo service revenue is related to flights operated under the ATSA with Amazon. Cargo service began in May of 2020, so the increase is due to the year-over-year ramp up of operations.  Cargo service departures were 8,229 in the nine months ended September 30, 2021, as compared to 2,231 for the nine months ended September 30, 2020.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Other. Other revenue was $5,338 for the nine months ended September 30, 2021 compared to $3,889 for the nine months ended September 30, 2020. This increase was mainly the result of higher revenue from Sun Country Vacations due to improved bookings and an increase in mail revenue due to increased departures.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense increased $21,254, or 31%, to $90,631 for the nine months ended September 30, 2021, as compared to $69,377 for the nine months ended September 30, 2020. The increase in fuel expense was mainly due to a 41% increase in fuel gallons consumed, due to our increased level of operations as demonstrated by a 40% increase in passenger service block hours, as well as a 29% increase in the average price per gallon of fuel.  Partially offsetting this increase was a decrease caused by the impact of fuel derivatives in each period.  There was a $21,247 change in the mark-to-market gains/losses from our fuel derivative contracts, consisting of a $3,527 gain in the nine months ended September 30, 2021 compared to a $17,720 loss in the nine months ended September 30, 2020.

Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $22,892, or 21%, to $129,815 for the nine months ended September 30, 2021, as compared to $106,923 for the nine months ended September 30, 2020. The increase was mainly due to an increase in headcount between periods. The average headcount for the nine months ended September 30, 2021 was 1,813, as compared to 1,627 for the nine months ended September 30, 2020. Approximately $2,100 of the dollar increase relates to insourcing MSP ground handling operations starting in April 2020. Approximately $3,272 of the dollar increase is attributable to 2021 performance-based stock-compensation expense as a result of our IPO making it probable that a portion of our performance-based stock options would vest over a specific timeframe. No expense was recorded in the nine months ended September 30, 2020 for performance-based stock options. Our Cargo segment was responsible for $31,200 of the consolidated salaries, wages, and benefits expense for the nine months ended September 30, 2021, compared to a $11,745 in the nine months ended September 30, 2020. There has been increased pilot pay and per diems to support operations under the ATSA. The Cargo segment began in May 2020, driving additional headcount required to support the ramp up of operations and aircraft under the ATSA.

Aircraft Rent. Aircraft rent expense decreased $10,037, or 43%, to $13,339 for the nine months ended September 30, 2021, as compared to $23,376 for the nine months ended September 30, 2020. Aircraft rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (for which expense is recorded within aircraft rent) to owned aircraft (for which expense is recorded in depreciation and interest expense). Specifically, in the first six months of 2021, we purchased six aircraft previously under operating leases. There were also two aircraft acquisitions completed in 2020 that reduced aircraft rent in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, there was an average of eight and thirteen aircraft under operating leases, respectively.

Maintenance. Maintenance materials and repair expense increased $14,928, or 98%, to $30,170 for the nine months ended September 30, 2021, as compared to $15,242 for the nine months ended September 30, 2020. The cost of heavy checks increased $3,085 due to eleven heavy checks performed in the nine months ended September 30, 2021, as compared to four for the nine months ended September 30, 2020. The cost of landing gear events increased $2,375 due to eight events performed in the nine months ended September 30, 2021, as compared to one for the nine months ended September 30, 2020. There was also a $3,049 increase in costs, including wheels, brakes, consumables, and expendables, driven by increased departures, as well as an $864 increase in the cost of servicing auxiliary power units. Our Cargo segment was responsible for $7,753 of

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

the consolidated maintenance expense for the nine months ended September 30, 2021, as compared to $2,111 for the prior year nine-month period since Cargo segment service did not begin until May 2020.  The Cargo segment expense primarily relates to line maintenance, since heavy maintenance is reimbursed under the ATSA.

Sales and Marketing. Sales and marketing expense increased $3,279, or 25%, to $16,402 for the nine months ended September 30, 2021, as compared to $13,123 for the nine months ended September 30, 2020. The passenger revenue increase between these two periods was 38%, which drove a $1,441 increase in credit card processing fees and a $1,909 increase in global distribution system fees.

Depreciation and Amortization. Depreciation and amortization expense increased $4,472, or 13%, to $40,103 for the nine months ended September 30, 2021, as compared to $35,631 for the nine months ended September 30, 2020. The increase was primarily due to the impact of a change in the composition of our aircraft fleet from operating leases (for which expense is recorded within aircraft rent) to an increased number of owned aircraft and aircraft under finance leases (for which expense is recorded within depreciation, amortization and interest expense). For the nine months ended September 30, 2021 and 2020, there was an average of 18 and 10 owned aircraft, respectively. For the same periods, the average number of finance lease aircraft declined to six in 2021 from eight in 2020.

Ground Handling. Ground handling expense increased $3,868, or 25%, to $19,654 for the nine months ended September 30, 2021, as compared to $15,786 for the nine months ended September 30, 2020. There was an increase of $5,708, primarily due to the 40% increase in scheduled departures during the same time periods. However, we insourced our MSP operations in April 2020, contributing to a reduction of approximately $1,839 in ground handling expenses for the nine months ended September 30, 2021, compared to September 30, 2020, but resulted in higher salaries, wages, and benefits.

Landing Fees and Airport Rent. Landing fees and airport rent increased $7,229, or 32%, to $29,606 for the nine months ended September 30, 2021, as compared to $22,377 for the nine months ended September 30, 2020. There was a $7,532 increase driven by the 40% increase in scheduled departures for the nine months ended September 30, 2021, as compared to the same period in 2020. There was also a rate increase of approximately $891 for the nine months of 2021 versus nine months of 2020. During the nine months ended September 30, 2021, we also received a $1,416 MSP terminal user fee airline relief credit, which partially offset these increases.

Special Items, net. Special items, net was a contra-expense of $65,456 for the nine months ended September 30, 2021 and $64,333 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, Special items, net included $71,587 of contra-expense related to funds received under PSP2 and PSP3 of the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits, and $848 in refundable tax credits related to employee retention under the CARES Act. This was partially offset by a $6,963 net charge relating to the purchase of six aircraft that were previously under operating leases. For the nine months ended September 30, 2020, Special items, net included $62,312 of contra-expense related to funds received under the CARES Act, to be used exclusively for the continuation of payments for salaries, wages, and benefits, and $2,069 in refundable tax credits related to employee retention under the CARES Act. Our Cargo segment was responsible for $18,401 of the consolidated income from Special items, net for the nine months ended September 30, 2021, and $10,687 for the nine months ended September 30, 2020. The segment allocation of these credits is based on the respective segment salaries, wages, and benefits.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Other Operating, net. Other operating, net expense increased $15,663, or 46%, to $50,026 for the nine months ended September 30, 2021, as compared to $34,363 for the nine months ended September 30, 2020. A Passenger segment increase of $8,186 was primarily driven by our higher level of operations for 2021, which resulted in increased crew and other employee travel costs, catering expenses, and other operational overhead costs. There was also an additional cost of approximately $2,680 due to becoming a public company, primarily related to insurance, filing fees, legal and consulting fees. Our Cargo segment was responsible for $10,862 and $3,385 of our consolidated Other Operating, net expense for the nine months ended September 30, 2021 and 2020, respectively, driven by overhead expenses as well as crew and employee travel costs.

Non-operating Income (Expense)

Interest Expense. Interest expense increased $3,272, or 20%, to $19,487 for the nine months ended September 30, 2021, as compared to $16,215 for the nine months ended September 30, 2020. The increase was primarily due to debt issued for the acquisition of new aircraft, including new debt incurred in connection with the 2019-1 EETC, and the Delayed Draw Term Loan Facility. During the nine months ended September 30, 2021, the Company expensed $1,224 of debt financing costs due to the $46,260 pay-off of the CARES Act Loan and the replacement of the $25,000 ABL Facility.

Other, net. Other, net for the nine months ended September 30, 2021 was $18,505 and includes a credit of $19,800 for the adjustment of our Tax Receivable Agreement liability, which is partially offset by $1,281 in expenses for secondary stock offerings by Apollo and other stockholders. The decrease in the TRA liability was mainly due to the receipt of the PSP3 grant of $34,547, which extended the time period in which distributions made to shareholders are restricted from March 31, 2022 to September 30, 2022, and increases in forecasted 2021 pre-tax income. The $331 Other, net expense for the nine months ended September 30, 2020 was primarily due to $381 in losses on asset retirements.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Segment Information

For the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020 (1)
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$149,263	$24,400	$173,663	$63,701	$14,272	$77,973

Operating Expenses:
Aircraft Fuel	36,556	91	36,647	13,139	—	13,139
Salaries, Wages, and Benefits	33,619	9,805	43,424	27,970	8,378	36,348
Aircraft Rent	3,925	—	3,925	6,410	—	6,410
Maintenance	7,175	2,485	9,660	4,736	1,602	6,338
Sales and Marketing	5,470	—	5,470	2,921	—	2,921
Depreciation and Amortization	14,003	26	14,029	12,949	(20)	12,929
Ground Handling	7,873	—	7,873	4,880	—	4,880
Landing Fees and Airport Rent	11,949	120	12,069	8,482	114	8,596
Special Items, net	(65)	—	(65)	(25,534)	(7,318)	(32,852)
Other Operating, net	15,266	3,364	18,629	8,029	2,418	10,447
Total Operating Expenses	135,770	15,891	151,661	63,982	5,174	69,156
Operating Income (Loss)	$13,493	$8,509	$22,002	$(281)	$9,098	$8,817

Adjustment for Special Items	(65)	—	(65)	(25,534)	(7,318)	(32,852)

Operating Income (Loss), Excluding Special Items	$13,428	$8,509	$21,937	$(25,815)	$1,780	$(24,035)

Operating Margin %, Excluding Special Items	9%	35%	13%	(41)%	12%	(31)%
(1)	Air cargo operations with Amazon commenced in May 2020.

Passenger. Passenger operating income increased by $13,774 to $13,493 for the three months ended September 30, 2021 from a loss of $281 for the three months ended September 30, 2020.  For more information on the changes in the components of operating income for the Passenger segment, refer to the consolidated results of operations discussion above.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Cargo. Cargo operating income was $8,509 for the three months ended September 30, 2021, as compared to $9,098 for the three months ended September 30, 2020. As Amazon air cargo operations commenced in May 2020, the Cargo segment was ramping up operations during 2020. The increased operating revenues for 2021 were largely offset by the lack of a CARES Act credit in Q3 2021, compared to a CARES Act credit of $7,318 in Q3 2020. For more information on the components of operating income for the Cargo segment, refer to the consolidated results of operations discussion above, where we more fully describe the cargo expenses embedded within each financial statement line item.

For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020 (1)
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$382,380	$68,084	$450,464	$276,188	$17,491	$293,679
Operating Expenses:
Aircraft Fuel	90,468	163	90,631	69,377	—	69,377
Salaries, Wages, and Benefits	98,615	31,200	129,815	95,178	11,745	106,923
Aircraft Rent	13,339	—	13,339	23,376	—	23,376
Maintenance	22,417	7,753	30,170	13,131	2,111	15,242
Sales and Marketing	16,402	—	16,402	13,123	—	13,123
Depreciation and Amortization	40,024	79	40,103	35,631	—	35,631
Ground Handling	19,654	—	19,654	15,786	—	15,786
Landing Fees and Airport Rent	29,228	378	29,606	22,220	157	22,377
Special Items, net	(47,055)	(18,401)	(65,456)	(53,646)	(10,687)	(64,333)
Other Operating, net	39,164	10,862	50,026	30,978	3,385	34,363
Total Operating Expenses	322,256	32,034	354,290	265,154	6,711	271,865
Operating Income	$60,124	$36,050	$96,174	$11,034	$10,780	$21,814

Adjustment for Special Items	(47,055)	(18,401)	(65,456)	(53,646)	(10,687)	(64,333)

Operating Income (Loss), Excluding Special Items	$13,069	$17,649	$30,718	$(42,612)	$93	$(42,519)

Operating Margin %, Excluding Special Items	3%	26%	7%	(15)%	1%	(14)%
(1)	Air cargo operations with Amazon commenced in May 2020.

Passenger. Passenger operating income increased $49,090, or 445%, to $60,124 for the nine months ended September 30, 2021 from $11,034 for the nine months ended September 30, 2020.  For more information on

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

the changes in the components of operating income for the Passenger segment, refer to the consolidated results of operations discussion above.

Cargo. Cargo operating income was $36,050 for the nine months ended September 30, 2021, as compared to $10,780 for the nine months ended September 30, 2020. As air cargo operations commenced in May 2020, the Cargo segment was ramping up operations during 2020. For example, two additional aircraft were not added until the fourth quarter of 2020. For more information on the components of operating income for the Cargo segment, refer to the consolidated results of operations discussion above, where we more fully describe the cargo expenses embedded within each financial statement line item.

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

As a derivation of Adjusted Operating Income Margin, Adjusted Net Income is not determined in accordance with GAAP, such measure is susceptible to varying calculations and not all companies calculate the measure in the same manner. As a result, derivations of net income, including Adjusted Operating Income Margin and Adjusted Net Income, as presented may not be directly comparable to similarly titled measures presented by other companies. For the foregoing reasons, Adjusted Operating Income Margin and Adjusted Net Income have

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

significant limitations which affect its use as an indicator of our profitability and valuation. Accordingly, readers are cautioned not to place undue reliance on this information.

The following table presents the reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss), Adjusted Operating Income Margin (Loss) for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted Operating Income Margin (Loss) reconciliation:
Operating Revenue	$173,663	$77,973	$450,464	$293,679
Operating Income	22,002	8,817	96,174	21,814

Special Items, net (a)	(65)	(32,852)	(65,456)	(64,333)
Stock compensation expense	964	496	4,577	1,253
Voluntary leave expense (b)	—	1,890	—	4,431
TRA expenses (c )	25	—	340	—
Adjusted Operating Income (Loss)	$22,926	$(21,649)	$35,635	$(36,835)

Operating Income Margin	12.7%	11.3%	21.3%	7.4%
Adjusted Operating Income Margin (Loss)	13.2%	(27.8)%	7.9%	(12.5)%
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)

This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.

(c)

This represents the one-time costs to establish the Tax Receivable Agreement (“TRA”) with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted Net Income (Loss) for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted Net Income (Loss) reconciliation:
Net Income	$13,903	$2,927	$78,072	$4,138

Special Items, net (a)	(65)	(32,852)	(65,456)	(64,333)
Stock compensation expense	964	496	4,577	1,253
Voluntary leave expense (b)	—	1,890	—	4,431
Loss on asset transactions, net	3	—	3	381
Early pay-off of US Treasury loan	—	—	842	—
Loss on refinancing credit facility	—	—	382	—
Secondary Offering Costs	641	—	1,281	—
TRA expenses (c)	25	—	340	—
TRA adjustment (d)	(1,100)	—	(19,800)	—
Income tax effect of adjusting items, net (e)	(361)	7,007	13,347	13,402
Adjusted Net Income (Loss)	$14,010	$(20,532)	$13,588	$(40,728)
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.
(b)

This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.

(c)

This represents the one-time costs to establish the Tax Receivable Agreement (“TRA”) with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).

(e)The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period.

Adjusted EBITDAR

Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("Adjusted EBITDAR") is a non-GAAP measure included as supplemental disclosure because we believe it is a valuation measure commonly used by investors, securities analysts, and other interested parties in the industry to compare airline companies and derive valuation estimates without consideration of airline capital structure or aircraft ownership methodology. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, Adjusted EBITDAR is useful because its

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

calculation isolates the effects of financing in general, the accounting effects of capital spending and acquisitions (primarily aircraft, which may be acquired directly, directly subject to acquisition debt, by finance lease or by operating lease, each of which is presented differently for accounting purposes), and income taxes, which may vary significantly between periods and for different companies for reasons unrelated to overall operating performance. Adjusted EBITDAR should not be viewed as a measure of overall performance or considered in isolation or as an alternative to net income because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. We have historically incurred substantial rent expense due to our legacy fleet of operating leased aircraft, which are currently being transitioned to owned aircraft.

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

The following table presents the reconciliation of Net Income to Adjusted EBITDAR for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDAR Reconciliation:
Net Income	$13,903	$2,927	$78,072	$4,138
Special Items, net (a)	(65)	(32,852)	(65,456)	(64,333)
Stock Compensation expense	964	496	4,577	1,253
Voluntary leave expense (b)	—	1,890	—	4,431
Loss on asset transactions, net	3	—	3	381
Secondary Offering Costs	641	—	1,281	—
TRA expenses (c)	25	—	340	—
TRA adjustment (d)	(1,100)	—	(19,800)	—
Interest Income	(28)	(26)	(52)	(340)
Interest expense	6,286	5,157	19,487	16,215
Provision for income taxes	2,297	923	17,172	1,470
Depreciation and Amortization	14,029	12,929	40,103	35,631
Aircraft rent	3,925	6,410	13,339	23,376
Adjusted EBITDAR	$40,880	$(2,146)	$89,066	$22,222
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.

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

(c)

This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).

CASM and Adjusted CASM

Cost per Available Seat Mile (“CASM”) is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations (starting in 2020 when we launched our cargo operations), certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our board of directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.

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

Starting in 2020 when we launched our cargo operations, we have excluded costs related to the cargo operations as these operations do not create ASMs. The cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment but have been captured in other line items used in the Adjusted CASM calculation. We also exclude certain commissions and other costs of selling our vacation products from Adjusted CASM as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and at long-term employee retention, rather than to motivate or reward operational performance for any particular period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any particular period.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

As derivations of Adjusted CASM are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of Adjusted CASM as presented may not be directly comparable to similarly titled measures presented by other companies. Adjusted CASM should not be considered in isolation or as a replacement for CASM. For the foregoing reasons, Adjusted CASM has significant limitations which affect its use as an indicator of our profitability. Accordingly, readers are cautioned not to place undue reliance on this information.

The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended September 30,
	2021		2020
	Operating	Per ASM	Operating	Per ASM
	Expenses	(in cents)	Expenses	(in cents)
CASM	$151,661	9.79	$69,156	7.10
Less:
Aircraft fuel	36,647	2.37	13,139	1.35
Stock Compensation expense	964	0.06	496	0.05
Special items, net (a)	(65)	(0.00)	(32,852)	(3.37)
Voluntary leave expense (b)	—	—	1,890	0.20
TRA Expenses(c)	25	0.00	—	—
Cargo expenses, not already adjusted above	15,544	1.00	12,008	1.23
Sun Country Vacations	176	0.01	112	0.01
Adjusted CASM	$98,370	6.35	$74,363	7.63

Available Seat Miles (ASMs)	1,549,432		974,584

	Nine Months Ended September 30,
	2021		2020
	Operating	Per ASM	Operating	Per ASM
	Expenses	(in cents)	Expenses	(in cents)
CASM	$354,290	8.11	$271,865	8.63
Less:
Aircraft fuel	90,631	2.07	69,377	2.21
Stock Compensation expense	4,577	0.11	1,253	0.04
Special items, net (a)	(65,456)	(1.50)	(64,333)	(2.04)
Voluntary leave expense (b)	—	—	4,431	0.14
TRA Expenses(c)	340	0.01	—	—
Cargo expenses, not already adjusted above	48,923	1.12	16,531	0.52
Sun Country Vacations	563	0.01	444	0.01
Adjusted CASM	$274,712	6.29	$244,162	7.75

Available Seat Miles (ASMs)	4,368,972		3,149,189
(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company’s Condensed Consolidated Financial Statements.

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

(c)

This represents the one-time costs to establish the Tax Receivable Agreement with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

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

Our primary sources of liquidity as of September 30, 2021 included our existing cash and cash equivalents of $275,332 and short-term investments of $5,997, our expected cash generated from operations and our $25,000 Revolving Credit Facility, which was undrawn as of September 30, 2021. In addition, we had restricted cash of $15,693 as of September 30, 2021, which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once transportation is provided.

We received a total of $62,312 in assistance from the Treasury in 2020 as part of the Payroll Support Program under the CARES Act in response to the extensive impact of the COVID-19 pandemic on the U.S. airline industry. During the first half of 2021, we received grants totaling $37,040 under PSP2. All funds provided by the Treasury to PSP2 participants may only be used for the continuation of payment of employee wages, salaries, and benefits. Further, during the second quarter of 2021, we received a grant of $34,547 under PSP3. During the three months ended September 30, 2021, no CARES Act grants were received. In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2021, or if ordered by the DOT, March 1, 2022; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022 under PSP3; and restrictions on the payment of certain executive compensation until April 1, 2023 under PSP3. A portion of the proceeds from our initial public offering was used to repay in full all amounts outstanding under the CARES Act Loan.

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into the Credit Agreement, which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

Facility, which we refer to collectively as the “Credit Facilities,” and repaid in full all borrowings outstanding under the ABL Facility. The Revolving Credit Facility matures on the earlier of (i) February 10, 2026 and (ii) to the extent the sum of (x) the amount unused commitments under the Delayed Draw Term Loan Facility and (y) the amount of loans under the Delayed Draw Term Loan Facility exceeds $25,000 on such date, the date that is 180 days prior to February 10, 2026. The Delayed Draw Term Loan Facility matures on February 10, 2026. The Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. Only the $25,000 Revolving Credit Facility portion of the Credit Facilities is available for general corporate purposes and as a general source of liquidity. During the six months ended June 30, 2021, we drew $80,500 on the Delayed Draw Term Loan Facility. Nothing was drawn during the three months ended September 30, 2021, and $78,488 remained outstanding on September 30, 2021.

In December 2019, Sun Country arranged for the issuance of Class A, Class B and Class C pass through trust certificates, Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 (the “Certificates”) for the purpose of financing or refinancing 13 used aircraft. The Certificates were issued to certain institutional investors, and the 2019-1 EETC face amount of the Certificates were funded by the purchase price paid by such investors for its Certificates on four funding dates from December 2019 through June 2020.

Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, debt repayments and working capital requirements. Our single largest capital expenditure requirement relates to the acquisition of aircraft, which we have historically acquired through operating leases, finance leases, and debt.

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

We believe that our unrestricted cash and cash equivalents, short-term investments, and availability under our Revolving Credit Facility, combined with expected future cash flows from operations, will be sufficient to fund our operations and meet our debt payment obligations for at least the next twelve months. However, we cannot predict what the effect on our business and financial position might be from a change in the competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, pandemics, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions, regulations, or acts of terrorism.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents the major indicators of financial condition and liquidity:

	September 30, 2021	December 31, 2020
Cash and Cash Equivalents	$275,332	$62,028
Investments	5,997	5,624

Long-term Debt	286,820	282,463
Finance Lease Obligations	174,642	107,170
Operating Lease Obligations	80,492	147,199
Total Debt and Lease obligations	$541,954	$536,832
Stockholders' Equity	482,880	283,817
Total Invested Capital	$1,024,834	$820,649

Debt-to-Capital	0.53	0.65

Sources and Uses of Liquidity

Cash Flow Activity

	Nine Months Ended September 30,
	2021	2020
Total Operating Activities	$109,395	$3,553
Investing Activities:
Purchases of Property & Equipment	(111,053)	(94,307)
Other	(374)	96
Total Investing Activities	(111,427)	(94,211)

Financing Activities:
Cash from Stock Offering, net	227,188	—
Proceeds from Stock Option Exercises	2,407	—
Proceeds from Borrowings	80,500	220,307
Repayment of Finance Leases	(9,113)	(84,742)
Repayment of Borrowings	(75,728)	(55,594)
Debt Issuance Costs	(2,560)	(3,279)
Other	—	21
Total Financing Activities	222,694	76,713

Net Increase (Decrease) in Cash	$220,662	$(13,945)

"Cash" consists of Cash, Cash Equivalents and Restricted Cash

Operating Cash Flow Activities

Operating activities in the nine months ended September 30, 2021 provided $109,395, as compared to providing $3,553 in the nine months ended September 30, 2020. During those two nine-month periods, Net Income was $78,072 and $4,138, respectively.

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

Fuel. Fuel expense represented approximately 26% of our total operating expense for both the nine months ended September 30, 2021 and 2020. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. We expect fuel consumption to increase through the end of 2021 compared to prior year periods, consistent with increased passengers as the impact of the pandemic subsides.

CARES Act. During the nine months ended September 30, 2021 we received $71,587 in CARES Act grants. During the nine months ended September 30, 2020 we received $62,312 in CARES Act grants.

Investing Cash Flow Activities

Capital Expenditures. Our capital expenditures were $111,053 and $94,307 for the nine months ended September 30, 2021 and 2020, respectively. Our capital expenditures during the nine months ended September 30, 2021 were primarily related to the purchases of six existing aircraft previously under operating leases that were financed through draws on the Delayed Draw Term Loan Facility. Overall, we invested $97,297 to purchase seven aircraft (including the six noted above) and three engines in the first nine months of 2021, as compared to investing $88,561 on four aircraft and one engine in the first nine months of 2020. During the nine months ended September 30, 2021, we also purchased a flight simulator for $4,909.

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

Debt. In the nine months ended September 30, 2021, we incurred $80,500 in new debt under the $90,000 Delayed Draw Term Loan Facility, primarily to purchase six aircraft, which were previously under operating leases. In the first nine months of 2020 we incurred $220,307 in debt under the 2019-1 EETC, primarily to purchase two aircraft new to the Company, purchase two aircraft which were previously under operating leases, purchase five aircraft which were previously under finance leases, as well as to refinance three other owned aircraft. In the first quarter of 2021, we repaid our $45,000 loan with the Treasury, plus accrued interest. In addition, during the first nine months of 2021, we also repaid $30,309 of other debt. In the first nine months of 2020, we paid $84,742 toward finance lease obligations, primarily related to the buy-out of five aircraft. In the first nine months of 2020 we repaid $55,594 of outstanding debt, primarily related to the refinancing of three aircraft.

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

For additional information regarding these financing arrangements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Undrawn Lines of Credit

On February 10, 2021, we executed a new five-year credit agreement that provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which are collectively referred to as the “Credit Facilities.” During the nine months ended September 30, 2021, we drew $80,500 on the Delayed Draw Term Loan Facility to purchase six aircraft. These activities resulted in approximately $34,500 undrawn on the Credit Facilities as of September 30, 2021. The Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. Only the $25,000 Revolving Credit Facility portion of the Credit Facilities is available for general corporate purposes and as a general source of liquidity.

Covenants

For a description of certain covenants of our debt agreements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements. We were in compliance with all covenants in these debt agreements as of September 30, 2021.

Off Balance Sheet Arrangements

Indemnities. Our aircraft, equipment and other leases and certain operating agreements typically contain provisions requiring us, as the lessee, to indemnify the other parties to those agreements, including certain of those parties’ related persons, against virtually any liabilities that might arise from the use or operation of the aircraft or such other equipment. We believe that our insurance covers most of our exposure to liabilities and related indemnities associated with the leases described above.

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

Fuel Consortia. We currently participate in fuel consortia at Minneapolis-Saint Paul International Airport, Las Vegas International Airport, Dallas-Fort Worth International Airport, San Diego International Airport, Los Angeles International Airport, Seattle Tacoma International Airport, Portland International Airport, Phoenix Sky Harbor International Airport, Orlando International Airport and Southwest Florida International Airport and we expect to expand our participation with other airlines in fuel consortia and fuel committees at our airports where economically beneficial. These agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Consortia that are governed by interline agreements are either (i) not variable interest entities (“VIEs”) because they are not legal entities or (ii) are variable interest entities but the Company is not deemed the primary beneficiary. Therefore, these

SUN COUNTRY AIRLINES HOLDINGS, INC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

agreements are not reflected on our consolidated balance sheets. There are no assets or liabilities on our balance sheets related to these VIEs, since our participation is limited to purchasing aircraft fuel.

We have no other off-balance sheet arrangements.

Commitments and Contractual Obligations

We have contractual obligations comprised of aircraft leases and supplemental maintenance reserves, payment of debt and interest and other lease arrangements. As of September 30, 2021, we also have a contractual obligation to pay our pre-IPO stockholders under the terms of the Tax Receivable Agreement (see below).

For additional information, refer to Note 12 Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2020. Also, see our Final Prospectus for additional information regarding our contractual obligations.

In connection with the Company’s IPO, we entered into an income Tax Receivable Agreement with our pre-IPO stockholders. The agreement provides for the payment by the Company to the pre-IPO stockholders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company realizes as a result of certain tax attributes that existed at the time of the IPO. For additional information regarding this agreement, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

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

Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at September 30, 2021.  We had hedges in place during the nine months ended September 30, 2021, but the last of these hedges expired in September 2021. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the fourth quarter of 2021, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $156 excluding any impact associated with fuel derivative instruments held and reimbursed cargo fuel.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2021, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-252858), as amended, and the Final Prospectus included therein, the risk factors which materially affect our business, financial condition or results of operations. Except for the updated risk factors set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Industry

The global pandemic resulting from the novel coronavirus has had an adverse impact that has been material to our business, operating results, financial condition and liquidity, and the duration and spread of the pandemic could result in additional adverse impacts. A worsening of the outbreak of another disease or similar public health threat in the future could also have an adverse effect on our business, operating results, financial condition and liquidity.

On March 11, 2020, the World Health Organization (the "WHO") declared COVID-19 a global pandemic causing a massive market disruption to the aviation industry. Measures such as travel restrictions, including testing regimes, "stay at home" and quarantine orders, limitations on public gatherings, cancellation of public events and many others have resulted in a decline in demand for air travel.

While most restrictions have been removed in the United States, leading to a recovery in the domestic airline industry, additional governmental and other restrictions and regulations that may be implemented in the future in response to further outbreaks of COVID-19 include additional travel restrictions (including expanded restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), limitations on aircraft capacity, testing requirements and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector may issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings, which may significantly reduce demand. These restrictions and regulations have had, and will continue to have, a material adverse impact on our business, operating results, financial condition and liquidity.

We began experiencing a significant decline in demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through September 2021. The decline in demand caused a material deterioration in our revenues. We plan to proactively manage capacity for the foreseeable future, which has a negative impact on our revenue. We expect to continue our proactive management of costs, but decreased demand can lead to higher unit costs. In addition, actual or perceived risk of infection on our flights could have

SUN COUNTRY AIRLINES HOLDINGS, INC

a material adverse effect on the public's demand for and willingness to use air travel, which could harm our reputation and business. Demand for scheduled service business is negatively correlated to case counts in Minnesota and the destinations of our scheduled flights and to the extent that variants cause higher case counts, we could see further reductions in demand. Furthermore, historically, unfavorable U.S. economic conditions have driven changes in travel patterns, including significantly and materially reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor and other costs. Any significant increases in unemployment in the United States would likely continue to have a negative impact on passenger bookings, especially when the customers we serve are paying with their own money, and these effects could exist for an extensive period of time. Even once the pandemic and fears of travel subside, demand for air travel may remain weak for a significant period of time. Apart from the decrease in demand, passenger bookings have been on average much closer to the date of service during pandemic than in prior periods, which has reduced our visibility into future revenue.

In addition to the schedule reductions discussed above, we continue to focus on reducing expenses and managing our liquidity and we expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.

On April 20, 2020, we entered into a Payroll Support Program Agreement under the CARES Act with Treasury governing our participation in the Payroll Support Program and, on January 29, 2021, we entered into a second Payroll Support Program Agreement under the CARES Act. Under the Payroll Support Program, Treasury provided us with an aggregate of $62.3 million in grants from April 21, 2020 to October 1, 2020 and an additional $16.1 million in grants on February 2, 2021, an additional $16.1 million in grants on March 26, 2021 and an additional $4.8 million in grants on April 22, 2021 (collectively, the "Payroll Support Payments"). Further, we were notified on April 15, 2021 that we would receive a grant of approximately $34.5 million under Payroll Support Program 3. Of this grant amount, $17.3 million was received on April 29, 2021 and the remaining $17.2 million was received on May 27, 2021. In addition, on October 26, 2020, we entered into a loan and guarantee agreement (the "CARES Act Loan Agreement") with Treasury under the aviation direct loan program of the CARES Act, pursuant to which Treasury agreed to extend loans to us in an aggregate principal amount of $45.0 million, subject to specified terms, which was due to be repaid on the earlier of (i) October 24, 2025 or (ii) six months prior to the expiration date of any material loyalty program securing the loan. We used a portion of the proceeds from our initial public offering to repay in full all amounts outstanding under the CARES Act Loan. The substance and duration of restrictions to which we are subject under the grants and/or loans under the CARES Act, including, but not limited to, those outlined below could materially affect our operations, and we may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interest of our company and our stockholders. In particular, limitations on executive compensation may impact our ability to attract and retain senior management or attract other key employees during this critical time. Additionally, limitations on dividends and buybacks may diminish investor interest in our stock.

Our operations may be further impacted in the event of additional instances of actual or perceived risk of infection among our employees, suppliers or business partners, and this impact may have a material adverse effect if we are unable to maintain a suitably skilled and sized workforce and address related employee matters. In addition, supply chain disruptions may impede our cargo customers' ability to deliver freight to the airports we serve, which could reduce their need for our services and thus have a material adverse effect on our business, results of operations and financial condition.

The industry may also be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement.

SUN COUNTRY AIRLINES HOLDINGS, INC

We may take additional actions to improve our financial position, including measures to improve liquidity, such as the issuance of unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions may be material in nature and could result in significant additional borrowing. Our reduction in expenditures, measures to improve liquidity or other strategic actions that we may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and we will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on our business, operating results, liquidity and financial condition.

The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration, spread, severity and recurrence of COVID-19 and any COVID-19 variants and related travel advisories and restrictions, the efficacy of COVID-19 vaccines, the impact of COVID-19 on overall long-term demand for air travel, including after the pandemic subsides, the impact of COVID-19 on the financial health and operations of our business partners, future governmental actions, including their duration and scope, and our access to capital, all of which are highly uncertain and cannot be predicted.

In addition, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior, travel restrictions or adversely affects supply chains, which would impact our cargo business, could have a material adverse impact on our business, operating results, liquidity and financial condition. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our business, operating results, financial condition and liquidity.

Even after the COVID-19 pandemic has moderated and the enhanced screenings, quarantine requirements, and travel restrictions have eased, we may continue to experience similar adverse effects to our business, operating results, financial condition and liquidity resulting from a recessionary or depressed economic environment that may persist, including increases in unemployment, and our business and operating results may not return to pre-COVID-19 pandemic levels on a timely basis or at all. The impact that the COVID-19 pandemic will have on our businesses, operating results, financial condition and liquidity could exacerbate the other risks identified in this prospectus.

We are depending upon continued uptake of the COVID-19 vaccine by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our planned financial and growth plans and business strategy. The failure of a vaccine, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine could have an adverse effect on our business, results of operations, financial condition and prospects.

Our financial and operating results and business operations for our scheduled service and charter businesses for the year ended December 31, 2020 were materially and adversely impacted as a result of the COVID-19 pandemic, which impact is likely to continue during the duration of the COVID-19 pandemic. We are depending upon an efficient distribution and sufficient supply of the COVID-19 vaccine, and continued uptake by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our financial and growth plans and business strategy. To date, COVID-19 vaccinations have been widespread, but many remain unvaccinated, as the long-term efficacy of the vaccines, including against variants, remains uncertain. The failure of a vaccine, including to the extent it is not effective against any COVID-19 variants, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or

SUN COUNTRY AIRLINES HOLDINGS, INC

general public distrust of the vaccine could have an adverse effect on our business, results of operations, financial condition and prospects.

Our business has been and in the future may be materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.

The cost of aircraft fuel is highly volatile and in recent years has been our largest individual operating expense, accounting for approximately 21.7%, 26.6% and 30.1% of our operating expenses for the years ended December 31, 2020, 2019 and 2018, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could have a material adverse effect on our business, results of operations and financial condition, including as a result of legacy network airlines and LCCs adapting more rapidly or effectively to higher fuel prices through new-technology aircraft that is more fuel efficient than our aircraft. Over the past several years, the price of aircraft fuel has fluctuated substantially and prices continue to be highly volatile and have recently increased significantly. In addition, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft.

Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes or other events affecting refinery production, transportation, taxes or marketing, environmental concerns, market manipulation, price speculation, changes in currency exchange rates and other unpredictable events may drive actual or perceived fuel supply shortages. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular could result in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to increase ticket prices sufficiently to cover increased fuel costs, particularly when fuel prices rise quickly. We sell a significant number of tickets to passengers well in advance of travel, and, as a result, fares sold for future travel may not reflect increased fuel costs. In addition, our ability to increase ticket prices to offset an increase in fuel costs is limited by the competitive nature of the airline industry and the price sensitivity associated with air travel, particularly leisure travel, and any increases in fares may reduce the general demand for air travel. Additionally, our cargo and charter customers may choose to refuse fuel pass-through contracts, which could drive down the profitability of those agreements.

From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices but such contracts may not fully protect us from all related risks. As of September 30, 2021, we had no outstanding call options. Generally speaking, our charter and cargo operations have pass-through provisions for fuel costs, and as such we do not hedge our fuel requirements for that portion of our business. Our hedges in place at the end of 2020 consisted of collars and call options and the underlying commodities consisted of both Gulf Coast Jet Fuel contracts as well as West Texas Intermediate Crude Oil contracts.

We may enter into derivatives that do not qualify for hedge accounting, which can impact our results of operations and increase the volatility of our earnings due to recognizing the mark-to-market impact of our hedge portfolio as a result of changes in the forward markets for oil and/or jet fuel. We cannot assure you our fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to

SUN COUNTRY AIRLINES HOLDINGS, INC

perform. Additionally, our ability to realize the benefit of declining fuel prices will be limited by the impact of any fuel hedges in place, we may incur additional expenses in connection with entering into derivative contracts and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, potential margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.

Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; government shutdowns or mandates; FAA grounding of aircraft; major construction or improvements at airports; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel-related taxes; or the outbreak of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. The federal government also controls airport security. In addition, there are proposals before Congress that would treat a wide range of consumer protection issues, which could increase the costs of doing business. Further, implementation of the Next Generation Air Transport System, or NextGen, by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. In addition, federal government shutdowns can affect the availability of federal resources necessary to provide air traffic control and airport security. Furthermore, a federal government grounding of our aircraft type could result in flight cancellations and adversely affect our business. Governmental mandates requiring certain behaviors from employees, including COVID-19 vaccine mandates, could limit our ability to staff to meet demand because employees may choose to resign or decide not to apply for or accept open positions. Specifically, President Biden's recent Executive Order mandating that employers who maintain government contracts must require all employees to be fully vaccinated applies to our business and could have a negative impact on our ability to retain employees or hire new employees, which may adversely impact our business.

Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, winter snowstorms or earthquakes, can cause flight cancellations or significant delays, and in the past have led to Congressional demands for investigations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our day of week, limited schedule and optimized utilization and point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as ebola, measles, avian flu, severe acute respiratory syndrome (SARS), COVID-19, H1N1 (swine) flu, pertussis (whooping cough) and zika virus, or their respective variants, could result in significant decreases in passenger traffic and the

SUN COUNTRY AIRLINES HOLDINGS, INC

imposition of government restrictions in service and could have a material adverse impact on the airline industry. Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Another extended shutdown like the one in December 2018-January 2019 may have a negative impact on our operations and financial results.

The industry is experiencing higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirement for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce, increased training requirements and other factors that may lead to a shortage of pilots, which could materially adversely affect our business.

Large numbers of pilots in the industry are approaching the FAA's mandatory retirement age of 65 or have otherwise accepted an early retirement during the COVID-19 pandemic. Commercial airline pilots are subject to rigorous certification standards and must adhere to flight time and rest requirements. Commencing in 2013, the minimum flight hour requirement to achieve a commercial pilot's license in the United States increased from 250 to 1,500 hours, thereby significantly increasing the time and cost commitment required to become licensed to fly a commercial aircraft. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has been decreasing. These and other factors may lead to a shortage of qualified, entry-level pilots and increased compensation costs, particularly at carriers other than the large legacy carriers. The foregoing factors may lead to additional competition from carriers attempting to meet their hiring needs. If a shortage of pilots materializes, airlines may be unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.

Risks Related to Our Business

The COVID-19 pandemic has materially disrupted our strategic operating and growth plans in the near-term, and there are risks to our business, operating results, liquidity and financial condition associated with executing our strategic operating and growth plans in the long-term.

The COVID-19 pandemic has materially disrupted our strategic operating and growth plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating and growth plans in the long-term. In developing our strategic operating and growth plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, staffing and hiring, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. If we do not successfully execute or adjust our strategic operating and growth plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.

SUN COUNTRY AIRLINES HOLDINGS, INC

Unauthorized use, incursion or breach of our information technology infrastructure could compromise the personally identifiable information of our passengers, prospective passengers or personnel and other sensitive information and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.

In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses and home addresses and financial data such as credit and debit card information. This data is increasingly subject to legislation and regulation, such as the Fair Accurate Credit Transparency Act, Payment Card Industry legislation, the California Consumer Privacy Act and the European Union's General Data Protection Regulation typically intended to protect the privacy of personal data that is collected, processed, stored and transmitted. The security of the systems and network where we and our third-party providers store this data is a critical element of our business, and these systems and our network may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including computer viruses, hackers, enemy state actors, denial-of-service attacks, employee theft or misuse, natural or man-made disasters, telecommunications failures, power loss and other disruptive sources and events.

As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. We have in the past, and may in the future, experience such cybersecurity threats. We and the vendors who service us may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers (including the U.S. Department of Defense) and our providers, including air navigation service providers, or others who have entrusted us with information, including regulators such as the U.S. Department of Defense, FAA and DOT. In addition, attacks not targeted at us, but targeted solely at providers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, providers and others. Recently, several high profile consumer-oriented companies have experienced significant data breaches, which have caused those companies to suffer substantial financial and reputational harm. We cannot assure you that the precautions we have taken to avoid an unauthorized incursion of our computer systems are either adequate or implemented properly to prevent a data breach and its adverse financial and reputational consequences to our business.

A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including lost revenue; unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of defending against, preparing for, responding to and remediating an incident may be substantial. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders.

Additionally, any material failure by us or our third-party providers to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit and debit cards as a form of payment. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or costs incurred in connection with the notifications to customers, employees, providers or the general public as part of our notification obligations to the various governments that govern our business. In addition, data and security breaches can also occur as a result of

SUN COUNTRY AIRLINES HOLDINGS, INC

non-technical issues, including breaches by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.

We are subject to increasing legislative, regulatory and customer focus on privacy issues and data security in the United States and abroad. In addition, a number of our commercial partners, including credit card companies, have imposed data security standards on us, and these standards continue to evolve. We will continue our efforts to meet our privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs. Additionally, we must manage evolving cybersecurity risks. The loss, disclosure, misappropriation of or access to the information of our customers, personnel or business partners or any failure by us to meet our obligations could result in legal claims or proceedings, liability or regulatory penalties.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.

Our business is labor intensive, with labor costs representing approximately 36.9%, 22.6% and 23.2% of our total operating costs for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, approximately 52% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages. In addition, one or more of our competitors may significantly reduce their labor costs, thereby providing them with a competitive advantage over us. New entrants to the market may not have unionized workforces and therefore may have substantially lower costs or better labor efficiencies. Furthermore, our labor costs may increase in connection with our growth, especially if we needed to hire more pilots in order to grow our cargo business. We cannot guarantee that our cargo business will grow and that hiring of additional pilots will be required. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, or the RLA. Under the RLA, collective bargaining agreements generally contain "amendable dates" rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board, or the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to "self-help" by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.

On December 3, 2019 our dispatchers approved a new contract. The amendable date of the collective bargaining agreement is November 14, 2024. Our collective bargaining agreement with our flight attendants is currently amendable. Negotiations with the union representing this group commenced in November of 2019. By mutual consent, the negotiations were paused in March 2020 due to the COVID-19 pandemic. We restarted negotiations in October of 2021. Our collective bargaining agreement with our pilots was amendable on October 31, 2020. Neither party chose to serve notice to the other party to make changes by the amendable date; therefore, the new amendable date is October 31, 2021, although the collective bargaining agreement provides for an "early open" 180 days in advance of such date. The pilots have since served notice to the Company and we have begun negotiations with our pilots; however, the contract remains in status quo until there is a newly ratified contract. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining

SUN COUNTRY AIRLINES HOLDINGS, INC

agreements, we may be subject to work interruptions, stoppages or shortages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. As a result, our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the unions representing our employees.

If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry has from time to time experienced a shortage of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. We and other airlines may also face shortages of qualified aircraft mechanics and dispatchers. As is common with most of our competitors, we have faced considerable turnover of our employees. As a result of the foregoing, we may not be able to attract or retain qualified personnel or may be required to increase wages and/or benefits in order to do so. In addition, we may lose employees due to the impact of COVID-19 on aviation or as a result of restrictions imposed under the CARES Act, or other governmental requirements placed on employees, which may further impede our ability to attract and retain skilled labor. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.

In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. Our company culture, which we believe is one of our competitive strengths, is important to providing dependable customer service and having a productive, accountable workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business, results of operations and financial condition could be harmed.

We have a significant amount of aircraft and other fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is capital intensive. As of December 31, 2020, our 31 passenger aircraft fleet consisted of 12 aircraft financed under operating leases, 5 aircraft financed under finance leases and 14 aircraft financed under secured debt arrangements. As of December 31, 2020, we had future aircraft and real estate operating lease obligations of approximately $163.4 million, future debt principal obligations of $285.8 million and future finance lease obligations of approximately $139.1 million. During 2021, based on our aircraft leases and debt structure as of December 31, 2020, we expect to incur obligations of $42.0 million related to operating leases, $26.9 million related to debt principal obligations and $17.6 million related to finance lease obligations. Additionally, we made payments for maintenance reserves of $20.7 million for 2020 and expect to make significant payments for maintenance reserves in the future. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, availability under the Revolving Credit Facility and our ability to secure adequate future financing, which will in turn depend on, among other things, the success of our current business strategy and our future financial and operating performance, competitive conditions, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that

SUN COUNTRY AIRLINES HOLDINGS, INC

are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

●	require a substantial portion of cash flow from operations be used for operating lease and maintenance deposit payments and interest expense, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
●	limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;
●	make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled payments;
●	reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with lower fixed payment obligations; and
●	cause us to lose access to one or more aircraft and forfeit our maintenance and other deposits if we are unable to make our required aircraft lease rental payments and our lessors exercise their remedies under the lease agreement, including cross-default provisions in certain of our leases.

There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all. A failure to pay our operating lease, debt and other fixed cost obligations or a breach of our contractual obligations, including the Credit Agreement, could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs and our secured lenders could foreclose against the assets securing the indebtedness owing to them, which would have a material adverse effect on our business, results of operations and financial condition.

Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic United States, Canada, Mexico or Caribbean markets, or a reduction in demand for our charter or cargo operations, could harm our business, results of operations and financial condition.

A significant portion of our operations are conducted to and from the domestic United States, Canada, Mexico or Caribbean markets. Our business, results of operations and financial condition could be harmed if we lose our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, public health restrictions, including testing or vaccination requirements associated with COVID-19, negative public perception of these destinations, unfavorable weather conditions, public health concerns, civil unrest, violence or terrorist-related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. In addition, a reduction in demand from our charter customers, including as a result of decreased U.S. Department of Defense troop movements or fewer sports events and related travel, or from Amazon under the ATSA could have a material and adverse effect on our business, results of operations and financial condition.

SUN COUNTRY AIRLINES HOLDINGS, INC

Risks Related to this Offering and Ownership of Our Common Stock

The Apollo Stockholder has significant influence over us, and Apollo's interests may conflict with our interests and the interests of other stockholders.

Following this offering, the Apollo Stockholder will beneficially own approximately 43.6% of the voting power of our outstanding common equity (or approximately 42.0% if the underwriters exercise their option to purchase additional shares in full). As a result, although the Apollo Stockholder will beneficially own less than 50% of our outstanding common equity, individuals affiliated with Apollo will continue to have significant influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including the Apollo Funds and the Apollo Stockholder, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Stockholder could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Apollo Stockholder continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Stockholder will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. The Apollo Stockholder also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with Apollo and its affiliates' beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number).

Our future earnings and earnings per share, as reported under GAAP, could be adversely impacted by the warrants granted to Amazon. If Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, this will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

The warrants granted to Amazon in 2019 increase the number of diluted shares reported, which has an effect on our diluted earnings per share to the extent the warrants actually vest. The warrants have an exercise price of approximately $15.17 per share, approximately 15.3% of which had vested as of September 30, 2021. A portion of the 2019 Warrants will vest incrementally based on aggregate global payments by Amazon to the Company or its affiliates pursuant to the ATSA. In addition, vesting can occur immediately in certain circumstances, including upon a change of control (as defined in the 2019 Warrant) or certain transfers of 30% or more of the voting power in the Company to a new person or group (other than any equity offering by the Company or the Apollo Stockholder pursuant to an effective registration statement so long as no person or group (within the meaning of the Exchange Act) acquires more than 50% of the voting power of the Company in such offering). If additional 2019 Warrants vest and Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, to the extent the common stock issued upon exercise of the 2019 Warrants is transferred to non-U.S. citizens, it will further limit the amount of our common stock that may be owned or controlled by other non-U.S. citizens. Furthermore, any sales in the public market of any common stock issuable upon the exercise of the 2019 Warrants could adversely affect prevailing market prices of our common stock.

SUN COUNTRY AIRLINES HOLDINGS, INC

You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.

As of September 30, 2021, we had 937,448,259 shares of common stock authorized but unissued. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of September 30, 2021, we had approximately 5,592,191 options outstanding, which are exercisable into approximately 5,592,191 shares of common stock, 7,634 shares of common stock that may be issued upon the vesting of outstanding RSUs and the 2019 Warrants outstanding, which are exercisable for 9,482,606 shares of common stock, subject to vesting requirements. Of the 2019 Warrants, approximately 15.3% have vested as of September 30, 2021 and the remainder will vest incrementally based on aggregate global payments by Amazon to the Company or its affiliates pursuant to the ATSA. We have reserved approximately 3,600,000 shares for grant under our Omnibus Incentive Plan. See "Executive Compensation-Equity Compensation Plans-2021 Omnibus Incentive Plan." Any common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options or warrants would dilute the percentage ownership held by the investors who purchase common stock in this offering.

From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. Our issuance of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

As of September 30, 2021, we had 57,551,741 shares of common stock outstanding, warrants to purchase 9,482,606 shares of common stock outstanding, options to purchase 5,592,191 shares of common stock outstanding and 7,634 shares of common stock that may be issued upon the vesting of outstanding RSUs. Following this offering the number of outstanding shares of common stock will include approximately 30 million outstanding shares that are "restricted securities," as defined under Rule 144 under the Securities Act, and eligible for sale in the public market subject to the requirements of Rule 144. We, the Apollo Stockholder and all of our executive officers and directors have agreed that, for a period of 60 days after the date of this prospectus, we and they will not, without the prior written consent of Barclays Capital Inc. and Morgan Stanley & Co. LLC on behalf of the underwriters, dispose of any shares of common stock or any securities convertible into or exchangeable for our common stock, subject to certain exceptions. Following the expiration of the applicable lock-up period, all of the issued and outstanding shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. Barclays Capital Inc. and Morgan Stanley & Co. LLC on behalf of the underwriters may, in their sole discretion, release all or any portion of the shares subject to lock-up agreements at any time and for any reason. In addition, certain of our existing stockholders, including the Apollo Stockholder and Amazon, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the Omnibus Incentive Plan and the SCA Acquisition Equity Plan. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2021, we did not conduct any sales of equity securities that were not registered under the Securities Act of 1933, as amended.

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

Issuer Purchases of Equity Securities

The Company does not have a share repurchase program and no shares were repurchased during the three months ended September 30, 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021

31.2	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021

32

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021

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
November 1, 2021