Form 10-K
period 2021-12-31
Sun Country Airlines Holdings, Inc.
filed 2022-02-18
CIK 1743907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40217

Sun Country Airlines Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4092570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2005 Cargo Road
Minneapolis, Minnesota	55450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 681-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SNCY	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $861 million.

Number of shares outstanding by each class of common stock, as of December 31, 2021:

Common Stock, $0.01 par value – 57,872,452 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

GLOSSARY OF TERMS

Set forth below is a glossary of certain terms used in this annual report on Form 10-K (this “Annual Report”):

“Acquisition Date” means April 11, 2018, the date that certain investment funds managed by affiliates of Apollo (the “Apollo Funds”) acquired Sun Country, Inc.

“Adjusted CASM” means CASM excluding fuel costs, costs related to our cargo operations (starting in 2020 when we launched our cargo operations), certain commissions and other costs of selling our vacations product and excluding special items, income tax receivable expenses and other adjustments, as defined for the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. Our compensation strategy includes the use of stock-based compensation to attract and retain employees and executives. It is principally aimed at aligning their interests with those of our stockholders and for long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period. When Adjusted CASM is referenced or presented for other airlines, it has been adjusted to our average stage length for the period presented.

“Aircraft miles” means miles flown by all of our aircraft, measured by summing up the miles for each completed flight segment.

“Air traffic liability” means the value of tickets sold in advance of travel.

“ALPA” means the Air Line Pilots Association, the union representing our pilots.

“Amazon” means Amazon.com Services, LLC, together with its affiliates.

“Ancillary revenue” consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, itinerary service fees, on-board sales, and sales of trip insurance.

“Ancillary services” refers to the services that generate ancillary revenue.

"APIC" means Additional Paid-in Capital.

“Apollo” means Apollo Global Management, Inc. and its subsidiaries.

“Apollo Stockholder” means SCA Horus Holdings, LLC, which is an affiliate of certain investment funds managed by affiliates of Apollo.

“ATSA” means the Air Transportation Services Agreement, dated as of December 13, 2019, as amended as of June 30, 2020, by and between Sun Country, Inc. and Amazon, as amended or modified from time to time.

“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Average aircraft” means the average number of aircraft used in flight operations, as calculated on a monthly basis.

“Average daily aircraft utilization” means block hours divided by number of days in the period divided by average aircraft.

“Average stage length” means the average number of statute miles flown per flight segment.

“Block hours” means the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.

“Cargo service” includes our CMI service operations under the ATSA.

“CASM” or “unit costs” means operating expenses divided by total ASMs.

“CBA” means a collective bargaining agreement.

“CBP” means the United States Customs and Border Protection.

"CDC" means the Centers for Disease Control and Prevention.

“Charter service” means flights operated for specific customers who purchase the entire flight from us and specify the origination and destination.

“Citizen of the United States” means (A) an individual who is a citizen of the United States; (B) a partnership each of whose partners is an individual who is a citizen of the United States; or (C) a corporation or association organized under the laws of the United States or a State, the District of Columbia, or a territory or possession of the United States, of which the president and at least two-thirds of the board of directors and other managing officers are citizens of the United States, which is under the actual control of citizens of the United States, and in which at least 75% of the voting interest is owned and controlled by persons that are citizens of the United States.

“CMI service” means an arrangement whereby a cargo customer provides us with aircraft, pursuant to a sublease, and we provide crew, maintenance, and insurance to operate such aircraft on the customer’s behalf. Amazon is currently our only CMI service customer.

“Completion factor” means the percentage of scheduled flights that are completed.

“COVID-19” means the novel coronavirus (SARS-CoV-2), which was first reported in December 2019.

“DoD” means the U.S. Department of Defense.

“DOT” means the United States Department of Transportation.

“EPA” means the United States Environmental Protection Agency.

“FAA” means the United States Federal Aviation Administration.

“Flight cycle” means a cycle consisting of one take-off and one landing.

“Freighters” include the aircraft operated under the ATSA, which are configured entirely for cargo operations.

“GDS” means a Global Distribution System such as Amadeus, Sabre and Travelport, used by travel agencies and corporations to purchase tickets on participating airlines.

“GHG” means greenhouse gasses.

“IATA” means the International Air Transport Association.

“IBT” means the International Brotherhood of Teamsters, the union representing our flight attendants.

“KOA” means Kona International Airport.

“LAX” means Los Angeles International Airport.

“LCC” means low-cost carrier and includes JetBlue Airways and Southwest Airlines.

“Load factor” means the percentage of aircraft seat miles actually occupied on a flight (RPMs divided by ASMs) for scheduled service.

“Mainline U.S. passenger airlines” includes us, Alaska Airlines, Allegiant Travel Company, American Airlines, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines and United Airlines.

“MSP” means Minneapolis – St. Paul International Airport.

“NMB” means the National Mediation Board.

“On-Time Arrival” means percentage of scheduled flights that arrived at their scheduled time.

“OTAs” means online travel agents.

“Passengers” means the total number of passengers flown on all flight segments.

“PSP2” and “PSP3” relates to the Coronavirus Aid, Relief, and Economic Security (CARES) Act-Payroll Support Program.

“Revenue passenger miles” or “RPMs” means the number of miles flown by passengers.

“RLA” means the United States Railway Labor Act.

“Scheduled service” means transportation of passengers on flights we operate in and out of airports on a schedule of routes and flight times we provide for general sale.

“Scheduled service revenue” consists of base fares, unused and expired passenger credits and other expired travel credits for scheduled service.

“SeMS” means Security Management System.

“SMS” means Safety Management System.

“SCV” means Sun Country Vacations.

“TRA” means the Tax Receivable Agreement with pre-IPO stockholders.

“TRASM” or “unit revenue” means total revenue divided by total ASMs. Scheduled TRASM includes scheduled, ancillary and other revenue divided by scheduled ASMs while charter includes charter revenue divided by charter ASMs. Starting in 2020, we exclude cargo revenue from total revenue as the freighters we operate under the ATSA do not contribute to our ASMs.

“Treasury” means the United States Department of the Treasury.

“TSA” means the United States Transportation Security Administration.

“TWU” means the Transport Workers Union, the union representing our dispatchers.

“ULCC” means ultra low-cost carrier and includes Allegiant Travel Company, Frontier Airlines and Spirit Airlines.

“VFR” means visiting friends and relatives.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and include, among other things, statements relating to:

●	our strategy, outlook and growth prospects;
●	our operational and financial targets and dividend policy;
●	general economic trends and trends in the industry and markets; and
●	the competitive environment in which we operate.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

●	the COVID-19 pandemic and its effects including variants, travel restrictions, social distancing measures, vaccination requirements, and decreased demand for air travel;
●	the impact of worldwide economic conditions;
●	changes in our fuel cost;
●	threatened or actual terrorist attacks, global instability and potential U.S. military actions or activities;
●	the competitive environment in our industry;
●	factors beyond our control, including air traffic congestion, weather, security measures, travel-related taxes and outbreak of disease;
●	our presence in international markets;
●	insurance costs;
●	changes in restrictions on, or increased taxes applicable to charges for, ancillary products and services;
●	air travel substitutes;
●	our ability to implement our business strategy successfully;
●	our ability to keep costs low;
●	our reliance on the Minneapolis-St. Paul market;

●	our reputation and business being adversely affected in the event of an emergency, accident or similar public incident involving our aircraft or personnel;
●	our reliance on third-party providers and other commercial partners to perform functions integral to our operations;
●	operational disruptions;
●	our ability to grow or maintain our unit revenues or maintain our ancillary revenues;
●	increased labor costs, union disputes, employee strikes and other labor-related disruptions;
●	governmental regulation;
●	our inability to maintain an optimal daily aircraft utilization rate;
●	our ability to attract and retain qualified personnel;
●	our inability to expand or operate reliably and efficiently out of airports where we maintain a large presence;
●	environmental and noise laws and regulations;
●	negative publicity regarding our customer service;
●	our liquidity and dependence on cash balances and operating cash flows;
●	our ability to maintain our liquidity in the event one or more of our credit card processors were to impose holdback restrictions;
●	our ability to obtain financing or access capital markets;
●	aircraft-related fixed obligations that could impair our liquidity;
●	our maintenance obligations;
●	our sole-source supplier for our aircraft and engine parts;
●	loss of key personnel; and
●	other risk factors included under “Risk Factors” in this Annual Report.

These forward-looking statements are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. This Annual Report and the documents filed as exhibits hereto should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF PRINCIPAL RISK FACTORS

The following is a summary of the principal risks that could adversely affect, or have adversely affected, the Company’s business, operating results and financial condition. These risks are more fully described in Part I, Item 1A of this Annual Report.

Risks Related to Our Industry

-	The global pandemic resulting from the novel coronavirus has had and continues to have an adverse impact that has been and continues to be material to our business, operating results, financial condition and liquidity, and the duration and spread of the pandemic could result in additional adverse impacts. A worsening of the outbreak or another disease or similar public health threat in the future could also have an adverse effect on our business, operating results, financial condition and liquidity.
-	We are depending upon continued uptake of the COVID-19 vaccine by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our planned financial and growth plans and business strategy. The failure of a vaccine, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine, or a vaccine requirement to travel, could have an adverse effect on our business, results of operations, financial condition and prospects.
-	Our business has been, and in the future may be, materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
-	Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; air traffic control and pandemic impact; government shutdowns or mandates; FAA grounding of aircraft; major construction or improvements at airports; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel-related taxes; or the outbreak of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.
-	The industry is experiencing higher than normal number of pilot retirements, increased competition in pilot hiring, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce, increased training requirements and other factors that may lead to a shortage of pilots, which could materially adversely affect our business.

Risks Related to Our Business

-	The COVID-19 pandemic has materially disrupted and continues to disrupt our strategic operating and growth plans in the near-term, and there are risks to our business, operating results, liquidity and financial condition associated with executing our strategic operating and growth plans in the long-term.
-	Our cargo business is concentrated with Amazon, and any decrease in volumes or increase in costs, or a termination of the ATSA, could have a material adverse effect on our business, operations, financial condition and brand.
-	Our business is significantly tied to and consolidated in our main hub in Minneapolis-St. Paul, and any decrease in traffic in this hub could have a material adverse effect on our business, operations, financial condition and brand.

-	Unauthorized use, incursion or breach of our information technology infrastructure, or that of our third party providers, could compromise the personally identifiable information of our passengers, prospective passengers or personnel and other sensitive information and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.
-	As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. We have in the past, and may in the future, experience such cybersecurity threats.
-	We rely heavily on technology and automated systems to operate our business, and any disruptions or failure of these technologies or systems or any failure on our part to implement any new technologies or systems could materially adversely affect our business.
-	Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.
-	Changes in law, regulation and government policy have affected, and may in the future have a material adverse effect on our business.
-	Our reputation and brand could be harmed if we were to experience significant negative publicity, including through social media.
-	Our maintenance costs will fluctuate over time; additionally we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors, and we could incur significant maintenance expenses outside of such maintenance schedules in the future.
-	We have a significant amount of aircraft and other fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
-	We depend on a sole-source supplier for the majority of our aircraft parts and any supply disruption could have a material adverse effect on our business.
-	Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic United States, Canada, Mexico or Caribbean markets, or a reduction in demand for our charter or cargo operations, could harm our business, results of operations and financial condition.
-	We are subject to extensive regulation by the FAA, DOT, TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.

Risks Related to Our Indebtedness

-	Our credit agreement contains restrictions that limit our flexibility.
-	We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act and we may be subject to similar or other restrictions pursuant to future governmental programs.

Risks Related to Ownership of Our Common Stock

-	We will incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”
-	Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

Unless otherwise indicated or the context otherwise requires, all dollars are stated in thousands.

PART I

Item 1.Business

Overview

Sun Country Airlines is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. We focus on serving leisure and VFR passengers and charter customers and providing CMI service to Amazon, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. Based in Minnesota, we operate an agile network that includes our scheduled service business and our synergistic charter and cargo businesses. We share resources, such as flight crews, across our scheduled service, charter and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.

Our Unique Business Model

Scheduled Service. Our scheduled service business combines low costs with a high quality product to generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs, resulting in best-in-class unit profitability. Our scheduled service business includes many cost characteristics of ultra low-cost carriers, or ULCCs (which include Allegiant Travel Company, Frontier Airlines and Spirit Airlines), such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), and point-to-point service. We fly a single-family fleet of Boeing 737-NG aircraft, which allows us to maintain a cost base comparable to these ULCCs. However, we offer a high quality product that we believe is superior to ULCCs and consistent with that of low-cost carriers, or LCCs (which include Southwest Airlines and JetBlue Airways). Our product includes generous legroom, complimentary beverages, in-flight entertainment, and in-seat power. The combination of our agile peak demand network with our elevated consumer product allows us to generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs. In addition, as a low cost, leisure focused carrier, rather than a business travel focused carrier, we believe we are one of the early beneficiaries of the industry rebound following the COVID-19 pandemic.

Charter. Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy both because it provides inherent diversification and downside demand protection (it is uncorrelated to our scheduled service, as evidenced by the fact that it recovered faster than our scheduled service business during the COVID-19 pandemic) as well as because it is synergistic with our other businesses (for example, we can dynamically deploy aircraft and pilots to their most profitable uses whether they are in charter or scheduled service). Our charter business has several favorable characteristics, including large repeat customers, more stable demand than scheduled service flying and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the U.S. Department of Defense, college sports teams and professional sports teams. In October 2021, we signed a five-year agreement to provide charter service to all Major League Soccer (MLS) teams. Major League Soccer features 28 clubs throughout the United States and Canada, in addition to a future expansion team in St. Louis, MO. We are the leading charter airline for college sports including the National Collegiate Athletic Association (“NCAA”) Championships (notably “March Madness”) as well as individual team travel. Additionally, we signed a new five-year agreement, effective March 2022 to provide charter service to Caesars Entertainment, Inc. This agreement restarts a relationship between the two organizations that ended in late 2020. The agreement calls for two aircraft to provide charter service for Caesars Entertainment guests to Atlantic City, New Jersey, Reno, Nevada, Laughlin, Nevada and Gulfport, Mississippi. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass-through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the U.S. Department of Defense and sports teams still fly during normal economic downturns, and our casino contracts are long-term in nature.

Our charter business has proven to be more resilient than our scheduled service business during the COVID-19 induced downturn. Additionally, our charter business complements our seasonal and day-of-week focused scheduled passenger service by allowing us to optimally schedule our aircraft and crews to the most profitable flying opportunities. In general, charter ASMs are highest in fall months when scheduled service operations are less favorable. In addition, certain costs may be passed directly to the customer. Fuel expense is typically incurred by us; however, revenue rates under our charter contracts are often adjusted for final fuel prices incurred, effectively shifting fuel price risk away from us.

Cargo. On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and, as of December 31, 2021, we are flying 12 Boeing 737-800 cargo aircraft for Amazon (having been awarded two additional aircraft in October and November 2020 after the initial contract for 10 aircraft). Our CMI service is asset-light from a Sun Country perspective, as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our scheduled service and charter businesses. The ATSA has generated consistent, positive cash flows through the COVID-19 induced downturn. The ATSA offers potential future growth opportunities by establishing a long-term partnership with Amazon. Our cargo business also enables us to leverage certain assets, capabilities and fixed costs to enhance profitability and promote growth across our company. For example, we believe that by deploying pilots across each of our business lines, we increase the efficiency of our operations.

The ATSA is a six-year contract and includes two, two-year extensions exercisable at Amazon’s option, providing for a total term of ten years if both extension options are exercised. The option to renew the ATSA for two additional two-year terms is at Amazon’s sole discretion, subject to Amazon providing Sun Country with at least 180 days’ prior written notice before the expiration of the then-current term. The ATSA has annual rate escalations, so rate increases occurred on December 13, 2021 and 2020.

Our Transformation

In April 2018, Sun Country Airlines was acquired by the Apollo Funds. Since the acquisition, our business has been transformed under a new management team of seasoned professionals who have a strong combination of low-cost and legacy network airline experience.

●	We redesigned our network to focus on flying leisure customers during peak demand opportunities by concentrating scheduled service trips during the highest yielding months of the year and days of the week and allocating aircraft to our charter service when it is more profitable to do so.
●	We invested in capital projects that included modernizing the cabin experience with new seats, in-seat power and in-flight entertainment. Our investments also facilitated a transition to owning our fleet, rather than leasing, to reduce costs. We implemented a new booking engine, Navitaire, rebranded our product along with our website and invested in improving the customer support experience. We consolidated our corporate headquarters into an on-airport hangar in 2019.
●	We greatly expanded our ancillary products and services, which consist of baggage fees, seat assignment fees and other fees.
●	We launched and grew our asset light cargo business and fully integrated our pilot labor group across our scheduled service, charter, and cargo businesses.
●	We reduced unit costs with several initiatives, including: renegotiating certain key contracts and agreements; increasing the portion of bookings made directly through our website; reducing the cost of our fleet through more efficient aircraft sourcing and financing; staffing efficiencies; and other cost-saving initiatives.

While the COVID-19 induced industry downturn impeded our growth in 2020 and 2021, we believe that these investments have positioned us to profitably grow our business in the long term.

Initial Public Offering

On March 19, 2021, we completed our initial public offering, in which we issued and sold 10,454,545 shares of our common stock at a public offering price of $24.00 per share. We received net proceeds of $225,329 from sales of shares in the initial public offering, after deducting underwriting discounts and commissions, and other offering expenses. We used $46,260 of the net proceeds from the initial public offering to repay all amounts outstanding under the CARES Act Loan. The remaining net proceeds were used for general corporate purposes, including to acquire additional aircraft.

COVID-19 Induced Downturn

All major U.S. passenger airlines were negatively impacted by the declining demand environment resulting from the COVID-19 pandemic. We have also experienced a significant decline in demand related to the COVID-19 pandemic, which has caused a material decline in our revenues and negatively impacted our financial condition and operating results, which is likely to continue for the duration of the COVID-19 pandemic, and our business operations were adjusted in response to the pandemic as described below. However, we believe that our diversified and flexible business model allowed us to mitigate the impact of COVID-19 on our business in 2020 and 2021 better than any other mainline U.S. passenger airline (which we consider to be the 11 largest U.S. mainline passenger carriers based on ASMs) based on adjusted pre-tax and adjusted operating income margins. We believe this result was due to our flexible business model, allowing us to shift resources to our charter and cargo businesses and away from our scheduled service business during periods of low leisure passenger demand. Other airlines have different business models than ours, and a comparison of pre-tax and operating income margins among airlines during normal industry conditions may have a different result.

Actions we took during 2020 to mitigate the impact of the COVID-19 induced downturn preserved more than $152,074 in liquidity and included: capacity reductions; a company-wide hiring freeze; headcount reductions; voluntary leave programs; reduced advertising expenditures; reduced capital expenditures; and deferred vendor payments. In February 2021, we executed a five-year credit agreement with a group of lenders that provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility (collectively, the “Credit Facilities”). Further, we have received grants from Treasury through the Payroll Support Program and accepted the CARES Act Loan from the Treasury through the CARES Act Loan Program, which was repaid in full on March 24, 2021, without issuing any warrants, unlike nearly all other carriers with whom we compete that received government assistance. We have also maintained our pre-COVID-19 corporate credit ratings throughout this downturn. COVID-19 vaccines have become widely available in the United States and a majority of the U.S. population is fully vaccinated according to the CDC. As vaccines became more widely distributed in 2021, the airline industry continued to rebound in 2021 and we believe will normalize in 2022. Given our focus on low-cost domestic leisure travel, we believe we are rebounding faster than most other U.S. airlines.

Our financial and operating results and business operations for our scheduled service and charter businesses for the years ended December 31, 2020 and 2021 were materially and adversely impacted as a result of the COVID-19 pandemic, which impact is likely to continue during the duration of the COVID-19 pandemic. We believe that our financial and operating results for the year ended December 31, 2019 are more useful indicators of our scheduled service and charter service operating performance during normal industry conditions. See “Risk Factors.”

Our Competitive Strengths

We believe that the following key strengths allow us to compete successfully within the U.S. airline industry.

Diversified and Resilient Business Model. Our diversified business model, which includes a focus on leisure and VFR passengers, charter and e-commerce related cargo service, is unique in the airline sector and mitigates the impact of economic and industry downturns on our business when compared with other large U.S. passenger airlines. Our charter business has rebounded quicker than our scheduled service business as customers such as the DoD and large university sports teams continued to fly in 2020 and 2021, while our casino customers are subject to long-term contracts and began flying again in June 2020. Our cargo business exhibited steady growth in 2020 and 2021 as flying ramped up and demand remained strong, driven by underlying secular growth in e-commerce.

Agile Peak Demand Scheduling Strategy. We flex our capacity by day of the week, month of the year and line of business to capture what we believe are the most profitable flying opportunities available from both our MSP home market and our network of non-MSP markets. As a result, our route network varies widely throughout the year. For the year ended December 31, 2019, the most recent normalized full year before the COVID-19 pandemic, we flew approximately 38% of our ASMs during our top 100 peak demand days of the year as compared to 15% of our ASMs during our bottom 100 demand days of the year. For 2019, our average fare was approximately 29% higher on our top 100 peak demand days as compared to the remaining days of the year. In 2019, only 3% of our routes were daily year-round, compared to 67% for Southwest Airlines, 42% for Spirit Airlines, 8% for Frontier Airlines and 2% for Allegiant Travel Company. Our agile peak demand strategy allows us to generate higher TRASM by focusing on days with stronger demand. Our flexible network has also benefitted us in 2020 and 2021 during the COVID-19 induced industry downturn where we have been able to quickly shift capacity from low demand markets to high demand markets within the United States as COVID-19 infection rates shifted across regions of the country. Our flying continued to be more seasonal in 2021 with our scheduled service from July 2021 through April 2022 containing only 1% daily year-round routes. The following charts demonstrate that our schedule is highly variable by day of the week and month of the year.

Seasonal Demand Dictates Monthly Schedule[1]

(% of Block Hours)
15.0%
10.0%
5.0%
0.0%
Charter and Cargo operations peak in the Fall when Passenger Leisure is the weakest
Jan
Feb
Mar
Apr
May
Jun
Jul
Aug
Sep
Oct
Nov
Dec

Winter
- MSP to warm leisure
- Midwest origination

Summer
- MSP to VFR[2]
- MSP to leisure
- Hawaii
- Southern big city to Mexico/Caribbean

Fall
- MSP to VFR[2]
- Big cities to LAS
- Holiday scheduling

Day-of-Week Capacity Determined by Demand Patterns[1]

(% of Peak Day ASMs)
(TRASM)
100%
75%
50%
25%
10.50¢
9.50¢
8.50¢
7.50¢
Mon
Tue
Wed
Thu
Fri
Sat
Sun
Capacity Index (% of peak day)
TRASM

1. Based on FY2019 data.
2. Visiting Friends and Relatives.

In addition to shifting aircraft across our network by season and day of week, we also shift aircraft between our scheduled service and charter businesses to maximize the return on our assets. We regularly schedule our fleet using what we refer to as “Power Patterns,” which involves scheduling aircraft and crew on trips that combine scheduled service and charter legs, dynamically replacing what would be lower margin scheduled service flights with charter opportunities. Our agility is supported by our variable cost structure and the cross utilization of our people and assets between our lines of business. Our synergies from cross utilization have increased since we began providing CMI services because our pilots are interchangeably deployed between scheduled service, charter and cargo flights. For example, when demand in our scheduled service business declined in 2020 as a result of the COVID-19 induced industry downturn, we allocated more pilot flying hours to our charter and cargo businesses.

Tactical Mid-Life Fleet with Flexible Operations. We maintain low aircraft ownership costs by acquiring mid-life Boeing 737-800 aircraft, which have lower acquisition costs when compared to new Boeing 737 aircraft, that more than offsets their higher ongoing maintenance and repair costs. Lower ownership costs allow us to maintain lower unit costs at lower levels of utilization. This allows us to concentrate our flying during periods of peak demand, which generates higher TRASM and also allows us to park aircraft during periods of low demand, at a lower cost than other airlines. In 2019, we flew our aircraft an average of 9.6 hours per day, which is the lowest among major U.S. airlines, other than Allegiant Travel Company, which operates a similar low utilization model but serves smaller markets. In addition to the benefits of lower all-in ownership costs, we do not have an aircraft order book because we only purchase mid-life aircraft. As a result, unlike many other airlines, we are not locked into large future capital expenditures. Rather, we have the ability to opportunistically take advantage of aircraft prices with purchases at the time of our choosing. Our single family aircraft fleet also has operational and cost advantages, such as allowing for optimization of crew scheduling and training and lower maintenance costs. Our fleet is highly reliable, and we have a demonstrated ability to maintain our high completion factor during harsh weather conditions. For the year ended December 31, 2019, we had a completion factor of 99.8% across our system. We improved this already leading completion factor to 99.9% in both 2020 and 2021.

Superior Low-Cost Product and Brand. We have invested in numerous projects to create a well-regarded product and brand that we believe is superior to ULCCs while maintaining lower fares than LCCs and larger full service carriers. Some of the reasons that we believe we have a superior brand to ULCCs include:

●	Our Cabin Experience. All of our 737-800 aircraft have new state-of-the-art seats that comfortably recline and have full size tray tables. Our seats have an average pitch of approximately 31 inches, giving our customers comparable legroom to Southwest Airlines and greater legroom than all ULCCs in the United States. We also provide seat-back power, complimentary in-flight entertainment and free beverages to improve the overall flying experience for our customers.
●	Our Digital Experience. We have significantly improved the buying experience for our customers. We overhauled our passenger service system in 2019 and transitioned to Navitaire, the premier passenger service system in the United States. Navitaire has decreased our overall website session length, decreased the percentage of failures to complete a transaction after accessing our website on a mobile device and increased the percentage of visits to our website that result in an airfare purchase. The transition to Navitaire has been one of the most important initiatives in improving the Sun Country customer experience, making our website booking for flights more seamless, allowing us to create a large customer database and supporting ancillary revenue growth. Beyond Navitaire, we have improved the check-in experience for customers by providing access to web-check in across the system and access to kiosks in our main hub location of MSP. In 2021, 78% of our Minneapolis originating scheduled service passengers have checked in either online or at a kiosk compared to 73% in 2020. System wide over 77% of our scheduled service passengers in 2021 have checked in electronically compared to 68% in 2020. These tools increase the chances that the passenger can skip the check-in counter, which we believe improves our customers’ experience while also reducing costs.

Competitive Low Cost Structure. Our CASM declined from 10.09 cents for the year ended December 31, 2017 to 8.82 cents for the year ended December 31, 2019. Our Adjusted CASM declined from 7.80 cents for the year ended December 31, 2017 to 6.31 cents for the year ended December 31, 2019. Our completed and ongoing cost savings efforts include conversion to a focus on owning (versus leasing) aircraft, renegotiation of our component maintenance agreement, fuel savings initiatives, catering cost reductions, renegotiation of distribution contracts, consolidation of staff at headquarters on airport property and various other initiatives. Our CASM and Adjusted CASM for the year ended December 31, 2020 of 8.91 cents and 7.57 cents and for the year ended December 31, 2021 of 8.86 cents and 6.44 cents, respectively, were adversely impacted due to the COVID-19 pandemic. While Adjusted CASM for all U.S. airlines increased in 2020 as a result of the COVID-19 induced downturn, we believe that our business model and strategy positions us well to maintain and improve our Adjusted CASM in the future, while maintaining lower utilization rates than many other U.S. passenger airlines.

Strong Position in Our Profitable MSP Home Market. We have been based in the Minneapolis-St. Paul area since our founding over 35 years ago, where our brand is well-known and well-liked. We are the largest low-cost carrier operating at MSP, which is our largest base, and the second largest airline at MSP after Delta Air Lines.  Throughout the COVID-19 pandemic we have been focused on developing our network at MSP and have grown our nonstop destinations from MSP by over 40% since 2019.  Moreover, we have seen our share of MSP-origin customers improving through the COVID pandemic.  We fly out of Terminal 2, which we believe is preferred by many flyers because of its smaller layout, shorter security wait times, close parking relative to check-in and full suite of retail shops. As of December 31, 2021, we utilized 8 of the 14 gates in Terminal 2. As a result of our focus on flying during seasonal peak periods, our well regarded brand and product and our strong position in Minneapolis, we have historically enjoyed a TRASM premium to other leisure airlines at MSP.

Seasoned Management Team. Our Chief Executive Officer, Jude Bricker, joined Sun Country Airlines in July 2017 and has over 17 years of experience in the aviation industry, including serving as the Chief Operating Officer of Allegiant Travel Company from 2016 to 2017. Our President and Chief Financial Officer, Dave Davis, joined Sun Country in April 2018 and has over 23 years of experience in the aviation industry, including previously serving as the Chief Financial Officer at Northwest Airlines and US Airways. Other members of our management team have worked at airlines such as Alaska Airlines, American Airlines, Delta Air Lines, Northwest Airlines, United Airlines and US Airways.

Our Growth Strategy

Since 2018, we have established the infrastructure to support our significant long-term profitable growth strategy.

●	Network. We launched 64 new markets from 2018 through 2019 and developed a repeatable network growth strategy. During 2021, we announced 34 new markets. Our network strategy is expected to support passenger fleet growth to approximately 50 aircraft by the end of 2023.
●	Fleet. We restructured our fleet with a focus on ownership of Boeing 737-800s, allowing us to focus on growth with low capital commitments. We believe the current dislocation in the aircraft market will enable us to access aircraft at an attractive cost relative to our peers.
●	Customer. We rebranded the airline around a leisure product with a significant ancillary revenue component which we believe allowed us to stimulate demand during the rebound from COVID-19 earlier than airlines focused on business travelers.
●	Culture. We installed a new management team with a cost-conscious ethos, which included moving our headquarters into a hangar at MSP.
●	Operations. We maintained high standards of operational performance, including a 99.8% completion factor for the year ended December 31, 2019. We improved this already leading completion factor to 99.9% in both 2020 and 2021.

We believe our initiatives have provided us with a platform to profitably grow our business. Key elements of our growth strategy include:

Leverage the Expected Rebound in Our Passenger Business. The number of domestic LCC and ULCC passenger enplanements grew at a compound annual growth rate of 7% from 2014 to 2019 due to long-term increasing demand for air travel in the United States. Following the spread of COVID-19 in the United States, passenger levels declined. Our scheduled service business is rebounding as the COVID-19 pandemic matures, particularly with the uptake of vaccines. We believe we are among the early beneficiaries of this rebound given our peak demand strategy and focus on leisure and VFR travelers, who are gradually returning to pre-COVID-19 levels. In previous economic downturns, leisure and VFR travelers have also been the first to return to flying at normalized levels.

Grow Our Cargo Business. In December 2019, we signed the ATSA with Amazon to provide air cargo transportation services flying 10 aircraft with agreed upon pricing. Since that time, Amazon requested, and we agreed to fly, two additional aircraft to bring the total number of aircraft we are flying for Amazon to 12 as of December 31, 2021. We believe we are well-positioned to continue growing our cargo business over time, while continuing to operate for Amazon and potentially new customers.

Expand our Peak Demand Flying in Minneapolis and Beyond. Following a rebound in U.S. air travel, we intend to continue growing our network profitably both from MSP and on new routes outside of MSP by focusing on seasonal markets and day-of-the-week flying during periods of peak demand. We expanded our network from 46 routes in 2017 to 98 as of the end of 2019, including expanding our routes that neither originate nor terminate in MSP from 5 routes in 2017 to 42 as of the end of 2019. At the end of 2020 and 2021, we flew 114 and 127 network routes, respectively. These 2020 and 2021 network routes included 31 and 30 routes, respectively, that neither originated nor terminated in MSP. We have identified a significant number of additional new market opportunities, both in MSP and outside of MSP, that we expect to be profitable and allow us to grow our agile, peak-demand focused scheduled service network strategy. We have a successful history of opening and closing stations quickly to meet seasonal demand, which we believe will benefit us in re-opening markets we closed during the COVID-19 downturn and in pursuing new market growth opportunities quickly. Our future network plans include growing our network at our hub in Minneapolis to full potential, including adding frequencies on routes we already serve and adding new routes to leverage our large, loyal customer base in the area. Our long-term strategic plans have identified growth opportunities at MSP that we believe represent significant scheduled service capacity growth opportunities.

We had also been rapidly growing outside of MSP prior to the COVID-19 pandemic, and we expect to do so again once the air travel market rebounds. Our customer-friendly low fares have been well received in the upper Midwest and in large, fragmented markets elsewhere that we can profitably serve on a seasonal and/or day-of-week basis. Our upper Midwest growth is focused on cold to warm weather leisure routes from markets similar to Minneapolis, such as Madison, Wisconsin. Additionally, we have added capacity on large leisure trunk routes on a seasonal basis during periods when demand is high. Examples of such routes include Los Angeles to Honolulu and Texas to Mexican beach destinations during the summer months. Our business model is ideally suited to seasonally serve these routes, which are highly profitable in normal environments because fares are elevated during the months in which we fly them. Our long-term strategic plans have identified non-MSP growth opportunities that we believe represent approximately 60% of our scheduled service capacity growth opportunities.

Continue to Increase Our Margins and Free Cash Flow. From December 31, 2017 through December 31, 2019, we reduced our CASM from 10.09 cents to 8.82 cents and our Adjusted CASM from 7.80 cents to 6.31 cents, a level comparable to ULCCs. For 2020, our CASM was 8.91 cents, compared to 8.86 cents in 2021 and Adjusted CASM was 7.57 cents for 2020 and 6.44 cents for 2021, respectively. When combined with our TRASM, which remains comparable to LCCs and higher than ULCCs, we generate highly competitive margins. Our period of investment in fleet renewal and transformative capital expenditures is largely behind us, and our focus has been on growth. We intend to continue to improve our leading margin and free cash flow profile through a variety of initiatives and measures. Key initiatives include further conversion to an owned (versus leased) model for aircraft ownership, leveraging our fixed cost base as we continue to grow our passenger aircraft fleet to achieve economies of scale, continuous optimization of our maintenance operations and completion of other ongoing strategic initiatives. As a result, we expect improvements in profit margins and free cash flow, which we define as operating cash flow minus non-aircraft capital expenditures, following a rebound in the U.S. air travel market to support growth in the years ahead.

Our Scheduled Service Business

We provide low-fare passenger airline service primarily to leisure and VFR travelers. Our low fares are designed to stimulate demand from price-sensitive travelers seeking a superior product to ULCCs. For the years ended December 31, 2021, 2020 and 2019, our number of scheduled service passengers were approximately 2.7 million, 1.7 million and 3.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, our average base fare was approximately $102.21, $114.96 and $111.08, respectively. Passengers and fares were both impacted dramatically by the COVID-19 pandemic in the years ended December 31, 2021 and 2020. We believe that the year ended December 31, 2019 is a more useful indicator of our average base fare and passenger statistics during normal industry conditions.

In addition to base fares, passengers can choose from a number of ancillary products for an additional cost. Sources of our ancillary revenue include baggage fees, seat selection fees, priority check-in and boarding fees, itinerary service fees, on-board sales and sales of trip insurance. Part of our strategy has been to reduce base fares to stimulate demand while increasing ancillary revenue per passenger, which we believe offers passengers more choice and correspondingly, more ancillary revenue. Our on-board sales are also designed to enhance the customer experience, including local passenger favorite brands of beer, wine and spirits. For the years ended December 31, 2021, 2020 and 2019, our average ancillary revenue per passenger was approximately $42.89, $40.53, and $33.14, respectively. Overall ancillary revenues in 2021 and 2020 were impacted by the COVID-19 pandemic, which drove a decline in the number of passengers, and during which we ceased on-board sales, among other actions to reduce the spread of the virus.

We also earn revenue from our Sun Country Vacations products, including commissions from the sale of third-party hotel rooms and rental cars. Our SCV products facilitate booking a flight and land package at a discounted price for our customers. We offer vacation products to promote “one stop shopping.” In 2019, our bookings for SCV were temporarily reduced in connection with a delay in the functionality for these services during the transition to our new booking system. Our other revenue also includes revenue from the transportation of mail and our co-branded credit card. During 2020, revenue from these other items decreased substantially as a result of the COVID-19 pandemic, and we saw some recovery in 2021. Despite this, we continued to enhance functionality in our booking system and we believe that we are well-positioned to capture SCV and other revenue opportunities when the COVID-19 pandemic recedes.

We also offer interline connectivity with international and domestic airlines. In mid-2019, prior to our transition to Navitaire, we offered interline connectivity with seven carriers. We have reestablished interline connectivity in our Navitaire booking system and have identified additional opportunities to grow our interline connectivity.

Route Network

Our network strategy is optimized between four key segments: MSP, non-MSP, charter services and cargo services. As Minnesota’s hometown airline, a substantial portion of our business is serving markets originating or ending in MSP. Our MSP network served approximately 52 markets in 2019. In 2020 and 2021, we served 83 and 97 markets from MSP, respectively, in spite of the COVID-19 downturn. We believe that our TRASM in our MSP network for the year ended December 31, 2019 was higher than any ULCC in its hub. We have a leading position at Terminal 2 in MSP, which is preferred by many flyers because of its smaller layout, shorter security wait times, close parking relative to check-in and full suite of retail shops. We are the largest low-cost airline at MSP, with significant opportunity to continue to grow both seat share and destinations.

Non-MSP service is an increasingly significant portion of our business, having grown from eight non-MSP markets in 2017 to 30 in 2021. During the COVID-19 pandemic, non-MSP growth plans were slowed. We expect to continue to identify large demand markets where other airlines have been unable to respond to market needs during periods of seasonal demand. We have a successful history of opening and closing stations to meet seasonal demand. Since the start of 2019, we have launched 83 new markets, 31 of which we have subsequently closed. As part of the on-going assessment of market opportunities, we continue to identify future growth opportunities, primarily from Midwest locations to warm weather leisure destinations and large markets with fragmented and seasonal demand peaks.

Landline offers convenient airport shuttle service for Sun Country passengers to the Minneapolis-St. Paul airport from five locations throughout Minnesota and two locations in Wisconsin.

Below are maps of the routes we operated in 2017 and 2021 (including routes we operate on a seasonal basis):

2017 Scheduled Service Route Map

2021 Scheduled Service Route Map

Our charter business is a core and integral piece of our network strategy that leverages our highly flexible operating certificate and flexible labor force to serve markets worldwide. In the future, we expect to continue to grow our charter service capacity. Our charter and scheduled service businesses complement each other as our integrated scheduling allows the most profitable use of the aircraft, either scheduled or charter, to be selected on a segment by segment basis. Aircraft and crew utilization can be maximized by filling in charter flying in periods when scheduled service flying is less profitable.

Our air carrier operating certificate, labor agreements and operating capabilities allow us to fly to numerous destinations worldwide, which we believe is a benefit to our charter service. We have identified several growth opportunities across potential sports teams and leagues, third party charter brokers, VIP individuals, government, and leisure contracts. For example, we started regularly scheduled VIP charter service between LAX and KOA (Hawaii) with an all first-class configuration. Additionally, we have longstanding relationships with our charter customers who continue to rely on us as their trusted charter provider.

Our cargo service performed under the ATSA serves destinations on Amazon’s network. To the extent we can optimize flight crew on freighters with overlapping scheduled or charter service, we attempt to capture those synergies as well, though they are not core to that line of business. However, like the charter and scheduled service business, aircraft and crew utilization can be maximized by filling in cargo service in periods when scheduled service flying is less profitable.

Competition

The airline industry is highly competitive. The principal competitive factors in the airline industry are ticket prices, flight schedules, aircraft type, passenger amenities, customer service, reputation and frequent flyer programs. We have different competitive sets in our scheduled service business, charter business and cargo business.

Our competitors and potential competitors in the scheduled service business include both legacy network airlines and low-cost airlines. Our key competitors on domestic routes include Alaska Airlines, Allegiant Travel Company, American Airlines, Delta Air Lines, Frontier Airlines, Hawaiian Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines and United Airlines. Our charter business competitors include charter-only operators Swift/iAero Airways, as well as other scheduled passenger carriers who also operate charter flying, such as Delta Air Lines.

The principal competitors for our cargo business include ATSG and Southern Air. Our on-time arrival performance for our cargo business since starting operations in May 2020, together with our operational capabilities, give us a stable position with our customer, Amazon.

Our principal competitive advantages are our diversified and resilient business model, our agile peak demand scheduling strategy, our tactical mid-life fleet with flexible operations, our superior low-cost product and brand, our competitive low-cost structure, our strong position in our profitable MSP home market and our seasoned management team. We also believe the association of our brand with a high level of operational performance differentiates us from our competitors and enables us to generate greater customer loyalty. Our completion factor of 99.8% for the year ended December 31, 2019, the last normalized year before the onset of the COVID-19 pandemic, was higher than any ULCC. We improved this already leading completion factor to 99.9% in both 2020 and 2021.

Our cost initiatives have yielded significant improvements in CASM. As a result of these improvements and our flexibility to serve seasonal and year-round markets, we believe we are better positioned to offer a schedule tailored to properly serve periods of peak demand than our peers. The majority of our competitors maintain higher utilization to keep their unit costs low, which makes it difficult for them to serve markets on a highly seasonal or day-of-week basis. As such, we believe our low Adjusted CASM coupled with relatively low utilization is a competitive advantage.

Our ability to maintain low unit costs at low utilization provides us with a competitive advantage to execute our agile peak demand network planning structure. Our peak demand strategy allows us to move into new markets quickly during periods when demand is maximized and there is less competitive pricing pressure.

See also “Risk Factors—Risks Related to Our Industry—The airline industry is exceedingly competitive, and we compete against LCCS, ULCCs and legacy network airlines; if we are not able to compete successfully in our markets, our business will be materially adversely affected.”

Seasonality

The airline industry has significant seasonal fluctuation in demand. Our network strategy is designed to take advantage of the seasonal nature of the leisure customer by concentrating our flying in seasons when demand is strongest and flying significantly less in seasons when demand is lower. As a result, our passenger business is subject to significant seasonal fluctuations, especially our scheduled service. While our passenger business will remain highly seasonal, our cargo operations will have the effect of mitigating seasonal troughs. For example, when our scheduled flying demand is lower during the fall and early December, our cargo service remains consistent and grows until Christmas.

Traditionally, our business is geared towards north to south travel from MSP and the upper Midwest in the winter months, our strongest travel season. During the summer months, we focus on VFR traffic from MSP and leisure travelers originating in non-MSP markets. Although our actual results vary by season, we pride ourselves on the ability to adjust our route network and charter service to accommodate seasonality.

Distribution

We sell our scheduled service flights through direct and indirect distribution channels with the goal of selling in the most efficient way across our customer base. Our direct distribution channels include our website and our call center and our indirect distribution channels include third parties, such as travel agents and OTAs (e.g., Priceline and websites owned by Expedia, including Orbitz and Travelocity).

Our direct distribution channels are our lowest cost methods of distributing our product. In addition, they provide more opportunities to sell ancillary products and services, such as baggage services, priority check-in and boarding, and seat selections. With the introduction of our Navitaire-based reservation system and website in June 2019, we have experienced a significant increase in the proportion of our bookings that are sold through direct channels. Sales through direct channels for the years ended December 31, 2021, 2020 and 2019 were 75%, 71% and 62%, respectively.

Indirect distribution channels remain important outlets to sell our flights. Our movement in and out of markets where we may not have an established brand presence, is facilitated by the availability of our inventory through GDS companies (e.g., Amadeus, Sabre and Travelport). We also generate sales through OTAs, which also broadens our ability to sell in highly seasonal markets. Sales through these relatively higher cost indirect channels for the years ended December 31, 2021, 2020 and 2019 were 25%, 29% and 38%, respectively.

We sell our charter services through an internal, dedicated sales team that is focused on long-term relationships with key customers, brokers, organizations, and college and professional sports teams. While our CMI service is presently dedicated to Amazon and governed by the ATSA, we may expand our cargo business by marketing to new potential customers.

Marketing

We are focused on direct-to-consumer marketing targeted at our core leisure and VFR travelers who pay for their own travel costs. Our marketing message is designed to convey our affordable and convenient flight options to leisure destinations. We often include our low base fares in marketing materials in order to stimulate demand.

Our marketing tools are our proprietary email distribution list consisting of over one million email addresses, our Sun Country Rewards program, as well as advertisements online, on television, radio, digital billboards and other channels. Our objective is to use our low prices, quality customer service, and differentiated in-flight product to stimulate demand and drive customer loyalty.

We have a team of business development professionals who utilize business-to-business methods to identify opportunities and develop and maintain relationships with potential charter customers. We do not presently market our cargo business.

Loyalty Program

Our Sun Country Rewards frequent flyer program rewards and encourages scheduled service customer loyalty and we believe it is well tailored to serving the leisure passenger. Points earned are treated like currency and can be applied towards the purchase of all or a portion of our air travel tickets. This makes our program more valuable to leisure customers who travel less frequently and would have difficultly accumulating enough points to get discounted travel on other airlines. The Sun Country Airlines Visa Signature Card is the primary vehicle whereby customers earn points and our frequent flyer program is geared specifically towards supporting adoption and continued use of the credit card. Sun Country Rewards offers award travel on every flight without blackout dates. Points expire 36 months after the date they were earned, except those points held by Sun Country Visa cardholders do not expire so long as the holder maintains the card as active. Rewards are not available to charter or cargo customers.

Customers

We believe our customers are primarily leisure and VFR travelers who are paying for their own ticket and who make their purchase decision based largely on price. These customers respond well to demand stimulation based on low base fares. Our network is agile and is adjusted for seasonal demand shifts. In the winter months, we largely focus on taking customers to warm weather destinations in the southern United States, Canada, Mexico and the Caribbean. In the other times of the year, we focus on VFR travelers to major markets and also provide service in markets where leisure or price sensitive customer demand is strong.

We believe our product appeals to price-sensitive customers because we give them the choice to pay only for the products and services they want. Overall, our business model is designed to deliver what we believe our customers want: low fares and a high quality flight experience.

We also complement our core business with charter operations. A significant portion of our charter business consists of repeat customers with whom we have long-term relationships, including several large casinos, college and professional sports teams. We have the ability to tailor our schedule to the specific needs of our charter customers, providing reliable operations, high completion factor and reasonable pricing for these customers.

Our cargo business is dedicated to our customer, Amazon. We believe we are well-positioned to continue growing our cargo business over time with Amazon, while continuing to leverage ourselves to Amazon and potentially new customers.

Operational Performance

We are committed to delivering excellent operational performance, even in extreme weather conditions, which we believe supports our “peak demand,” leisure-focused business model and will strengthen customer loyalty and attract new customers. This focus also strengthens our relationship with our cargo customer, Amazon, who has incentives and disincentives for performance in the ATSA. Our operational performance is enabled by our capable and dedicated workforce in maintenance, ground, flight crew and system operations, as well as our highly capable fleet of 737-NG aircraft, which are equipped to operate in adverse weather conditions worldwide. Our primary operational metrics are completion factor and on-time arrival performance because most of our markets are operated less than daily. Our completion factor of 99.8% for the year ended December 31, 2019 was industry leading. We continued this leading completion factor into 2020 and 2021, where our completion factors were 99.9% in each year. Our on-time arrival performance was 79.9%, 80.7%, and 69.9% for the years ended December 31, 2021, 2020 and 2019, respectively. These figures are inclusive of weather-driven cancelations, which our competitors often experience during extreme weather events in our home base of MSP. Our completion factor compares favorably to our competitors, with Sun Country leading among key competitor airlines as indicated below for the year ended December 31, 2019, the last normalized year before the onset of the COVID-19 pandemic.

Source: US DOT Bureau of Transportation Statistics, scheduled passenger service

Aircraft Fuel

Aircraft fuel is generally our largest individual expense representing approximately 25.0%, 21.7% and 26.6% of our total operating costs for the years ended December 31, 2021, 2020 and 2019, respectively. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our historical fuel consumption and costs were as follows:

	Year Ended December 31,
	2021	2020	2019
Fuel Gallons Consumed (in thousands)	60,739	43,844	78,042
Average Price per Gallon	$2.19	$1.58	$2.26

Gallons consumed includes scheduled service and charter operations, but does not include cargo. Average price per gallon includes related fuel fees and taxes but excludes fuel-hedging gains and losses.

From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, but such contracts may not fully protect us from all related risks. The intention of our fuel hedging program is not to manage earnings, but rather to protect our liquidity. As of December 31, 2021, we had no fuel hedges in place, since the last of them matured in September 2021. Generally speaking, our charter operations and the ATSA have pass-through provisions for fuel costs, and as such we do not hedge our fuel requirements for that portion of our business. Our hedges in place at the end of 2020 consisted of collars and call options, and the underlying commodities consisted of both Gulf Coast Jet Fuel contracts as well as West Texas Intermediate Crude Oil contracts. As of December 31, 2021, we had no outstanding fuel derivative contracts and, at this time, we have no plans to hedge fuel going forward.

Technical Operations: Maintenance, Repairs and Overhaul

We have an FAA mandated and approved maintenance program, which is administered by an experienced group of Technical Operations leaders. All of our technicians are two-licensed Airframe and Powerplant and undergo extensive initial and recurrent training. Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance, and component maintenance.

Line maintenance work is handled by our employees and maintenance contractors and consists of work performed between flights or overnight. Performing effective line maintenance is critical in maintaining a reliable operation and represents the majority of and most extensive maintenance we perform. Line maintenance consists of routine daily and weekly scheduled maintenance checks and unplanned maintenance on our aircraft. We maintain Sun Country technicians in Minneapolis, with limited line maintenance capabilities in Gulfport, Mississippi, Dallas-Fort Worth/Alliance Fort Worth, Texas, Lakeland Linder Airport, Florida, and Laughlin/Bullhead International Airport, Arizona. All other line maintenance is provided by third-party maintenance contractors as needed.

Heavy maintenance consists of engine, auxiliary power units, landing gear, and airframe overhauls, which some are quite extensive and can take several months to complete. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events. Airframe heavy maintenance visits consist of a series of complex tasks that generally take from one to six weeks to accomplish and are performed on a set schedule with varying repeat intervals. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance, engine restoration and major part repair is more economical. On our cargo aircraft, heavy maintenance is a pass-through expense to our customer, Amazon.

We also outsource component maintenance. Component maintenance consists of the ongoing and routine maintenance of aircraft components that are line replaceable units. These contracts cover the majority of our aircraft component inventory acquisition, replacement and repairs, thereby reducing the need to carry extensive spare parts inventory.

Employees

As of December 31, 2021 and 2020, we had 2,181 and 1,699 employees, respectively.

FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations.

As of December 31, 2021, approximately 46% of our employees were represented by labor unions under collective-bargaining agreements as set forth in the table below. Our pilots are represented by the Air Line Pilots Association, our flight attendants are represented by the International Brotherhood of Teamsters and our dispatchers are represented by the Transport Workers Union. Our dispatchers approved a new contract in December 2019, which is amendable on November 14, 2024. Our collective bargaining agreement with our flight attendants became amendable on December 31, 2019. We entered into negotiations in November 2019. Negotiations were paused by mutual consent in March 2020 due to the COVID-19 pandemic. We restarted negotiations with our flight attendants in October of 2021 and negotiations are ongoing. Our collective bargaining agreement with our pilots was ratified on December 21, 2021 and is amendable on December 31, 2026.

As of December 31, 2021, the status of the collective-bargaining agreements for our employees was as follows:

Employee Group	Number of Employees	Representative	Status of Agreement/Amendable Date
Pilots	456	Air Line Pilots Association (ALPA)	Amendable in December 2026
Flight Attendants	527	International Brotherhood of Teamsters (IBT)	Currently amendable (commenced as of December 2019)
Dispatchers	27	Transport Workers Union (TWU)	Amendable in November 2024

The United States Railway Labor Act (“RLA”) governs our relations with labor organizations. Under the RLA, the collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (“NMB”) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (“PEB”) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties.

Safety and Security

Safety is the most important thing we do and we are committed to the safety and security of our passengers and employees. In addition to complying with federally regulated safety and security standards, we strive to create a culture of safety and security that achieves the highest possible industry standard.

We have invested in a safety management system platform (ProSafeT), which allows for anonymous reporting of safety concerns by employees and business partners and promotes active participation in the identification, reduction and elimination of hazards. We also use ProSafeT as a central repository for tracking all Safety Assurance information, as well as Safety Risk Mitigation activities, creating awareness and transparency for the leadership teams to actively monitor the health of our Safety Management System (SMS) and Security Management System (SeMS). Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation including: flight operations, maintenance, in-flight, dispatch and station operations.

We participate in ASIAS (FAA Aviation Safety Information Analysis and Sharing System), which is a central conduit for the exchange of safety information among its stakeholders, and FOQA (Flight Operations Quality Assurance), a structured program to gather and aggregate electronically recorded flight operations data for the purpose of identifying areas where safety, efficiency and training can be improved. We invested in CEFA animation software which creates 3D flight video simulations using our data to enhance pilot training. Furthermore, we voluntarily completed the International Air Transport Association or IATA Operational Safety Audit in June 2021, which is the benchmark for global safety. We also implemented a LOSA (Line Operations Safety Audit) program to proactively monitor and diagnose our operation’s safety performance and a SeMS to protect the Company’s assets and operations. Some of the other safety and security measures we have taken include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures and securing of cockpit doors.

Our ongoing focus on safety relies on transparency with our regulators, training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner, and learning from industry best practices through a collaborative, inter-airline safety sharing program. Safety in the workplace targets several areas of our operation, including: flight operations, maintenance, in-flight, dispatch and station operations. In addition, we recently conducted a safety culture survey, the results of which we have used to create action plans for areas of opportunity.

Insurance

We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT, lessors and other financing parties. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; workers’ compensation and employer’s liability; and war risk (terrorism).

Foreign Ownership

Under federal law and DOT policy, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and DOT policy currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are citizens of the United States (“U.S. citizens”), as that term is defined in 49 U.S.C. §40102(a)(15), that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the United States which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. We are currently in compliance with these ownership provisions. For a discussion of the procedures we instituted to ensure compliance with these foreign ownership rules, please see “RISK FACTORS - Risks Related to Ownership of Our Common Stock - Our certificate of incorporation and bylaws include provisions limiting ownership and voting by non-U.S. citizens.”

Government Regulation

Aviation Regulation

The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has authority to issue certificates of public convenience and necessity, exemptions and other economic authority required for airlines to provide domestic and foreign air transportation. International routes and international code-sharing arrangements are regulated by the DOT and by the governments of the foreign countries involved. A U.S. airline’s ability to operate flights to and from international destinations is subject to the air transport agreements between the United States and the foreign country and the carrier’s ability to obtain the necessary authority from the DOT and the applicable foreign government.

The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a liberalized bilateral air transport agreement which the DOT has determined has all of the attributes of an “open skies” agreement. Changes in the aviation policies of the United States, Mexico or other countries in which we operate could result in the alteration or termination of the corresponding air transport agreement, diminish the value of our international route authorities or otherwise affect our operations to/from these countries.

The FAA is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. We currently hold an FAA air carrier certificate.

Airport Access

In the United States, the FAA currently regulates the allocation of take-off and landing authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms, which limit take-offs and landings, at certain airports. Level 1 is assigned where the capacity of airport infrastructure is generally adequate to meet the demands of airport users at all times and therefore there is no extensive pattern of delays. Level 2 is assigned where there is potential for congestion during some periods of the day, week or season, which can be resolved by schedule adjustments mutually agreed between the airlines and schedule facilitator. Level 3 is assigned where (i) demand for airport infrastructure significantly exceeds the airport’s capacity during the relevant period; (ii) expansion of airport infrastructure to meet demand is not possible in the short term; (iii) attempts to resolve the problem through voluntary schedule adjustments have failed or are ineffective; and (iv) as a result, a process of slot allocation is required whereby it is necessary for all airlines and other aircraft operators to have a slot allocated by a coordinator in order to arrive or depart at the airport during the periods when slot allocation occurs. We do not currently operate in or out of any Level 3 airports. We currently operate, or plan to operate, in and out of San Francisco International Airport (SFO), Los Angeles International Airport (LAX), Chicago O’Hare International Airport (ORD) and Newark International Airport (EWR), which are Level 2 airports.

In addition, we have arranged for service to Vancouver, Canada, with flights starting in the second quarter of 2022. Terminal access for Vancouver is controlled by Vancouver Airport Authority due to facility constraints. We have obtained the access we need to accommodate our planned service.

Consumer Protection Regulation

The DOT also has jurisdiction over certain economic issues affecting air transportation and consumer protection matters, including unfair or deceptive practices and unfair methods of competition, lengthy tarmac delays, airline advertising, denied boarding compensation, ticket refunds, baggage liability, contracts of carriage, customer service commitments, consumer notices and disclosures, customer complaints and transportation of passengers with disabilities. The DOT frequently adopts new consumer protection regulations, such as rules to protect passengers addressing lengthy tarmac delays, chronically delayed flights, codeshare disclosure and undisclosed display bias. They also have adopted, and do adopt, new rules on airline advertising and marketing practices. The DOT also has authority to review certain joint venture agreements, marketing agreements, code-sharing agreements (where an airline places its designator code on a flight operated by another airline) and wet-leasing agreements (where one airline provides aircraft and crew to another airline) between carriers and regulates other economic matters such as slot transactions.

Security Regulation

The TSA and the CBP, each a division of the U.S. Department of Homeland Security, are responsible for certain civil aviation security matters, including passenger and baggage screening at U.S. airports, and international passenger prescreening prior to entry into or departure from the United States. International flights are subject to customs, border, immigration and similar requirements of equivalent foreign governmental agencies. We are currently in compliance with all directives issued by such agencies.

Environmental Regulation

We are subject to various federal, state, foreign and local laws and regulations relating to the protection of the environment and affecting matters such as air emissions (including GHG emissions), noise emissions, discharges to surface and subsurface waters, safe drinking water, and the use, management, release, discharge and disposal of, and exposure to, materials and chemicals.

We are also subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us.

GHG Emissions

Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, the ICAO or International Civil Aviation Organization, an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new carbon dioxide, or CO2 certification standards for new aircraft beginning in 2020. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. On January 11, 2021, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. However, President Biden, who is expected to promote more aggressive policies with respect to climate change and carbon emissions, including in the aviation sector, issued an executive order calling for a review of regulatory actions of the prior administration for their consistency with the Biden administration’s policies, including with respect to climate change. Accordingly, there may be future rulemaking that may result in stricter GHG emissions standards than those contained in the proposed rule.

In addition, in October 2016, the ICAO adopted the CORSIA, which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. The CORSIA will increase operating costs for us and other U.S. airlines that operate internationally. The CORSIA is being implemented in phases, with information sharing that began in 2019 and a pilot phase that began in 2021. Certain details are still being developed and the impact cannot be fully predicted.

Noise

Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system, subject to FAA review under the Airport Noise and Control Act of 1990. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during take-off and initial climb and limiting the overall number of flights at an airport. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if ICAO or locally imposed regulations become more restrictive or widespread.

Other Regulations

Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. The privacy and security of passenger and employee data is regulated by various domestic and foreign laws and regulations.

ITEM 1A: RISK FACTORS

You should carefully consider the risks and uncertainties described below, as well as the other information contained in this Annual Report, including our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Any of the following risks could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Industry

The global pandemic resulting from the novel coronavirus has had and continues to have an adverse impact that has been and continues to be material to our business, operating results, financial condition and liquidity, and the duration and spread of the pandemic could result in additional adverse impacts. A worsening of the outbreak or another disease or similar public health threat in the future could also have an adverse effect on our business, operating results, financial condition and liquidity.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic causing a massive market disruption to the aviation industry. Measures such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others have resulted in a decline in demand for air travel.

While most restrictions have been removed in the United States, and a recovery appears to be underway in the domestic airline industry, additional governmental and other restrictions and regulations that may be implemented in the future in response to further outbreaks of COVID-19 include additional travel restrictions (including expanded restrictions on domestic air travel within the United States), quarantines of additional populations (including our personnel), limitations on aircraft capacity, testing requirements and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector may issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings, which may significantly reduce demand. These and other restrictions and regulations have had, and will continue to have, a material adverse impact on our business, operating results, financial condition and liquidity.

We began experiencing a significant decline in demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through December 2021. The decline in demand caused a material deterioration in our revenues. We plan to proactively manage capacity for the foreseeable future, which has a negative impact on our revenue. We expect to continue our proactive management of costs, but decreased demand can lead to higher unit costs. In addition, actual or perceived risk of infection on our flights could have a material adverse effect on the public’s demand for and willingness to use air travel, which could harm our reputation and business. Demand for scheduled service business is negatively correlated to case counts in Minnesota and the destinations of our scheduled flights and to the extent that variants cause higher case counts, we could see further reductions in demand. Furthermore, historically, unfavorable U.S. economic conditions have driven changes in travel patterns, including significantly and materially reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor and other costs. Any significant increases in unemployment in the United States would likely continue to have a negative impact on passenger bookings, especially when the customers we serve are paying with their own money, and these effects could exist for an extensive period of time. Even once the pandemic and fears of travel subside, demand for air travel may remain weak for a significant period of time. Apart from the decrease in demand, passenger bookings have been on average much closer to the date of service during pandemic than in prior periods, which has reduced our visibility into future revenue.

In addition to the schedule reductions discussed above, we continue to focus on reducing expenses and managing our liquidity and we expect to continue to modify our cost management structure, liquidity-raising efforts and capacity as the timing of demand recovery becomes more certain.

On April 20, 2020, we entered into a Payroll Support Program Agreement under the CARES Act with Treasury governing our participation in the Payroll Support Program and, on January 29, 2021, we entered into a second Payroll Support Program Agreement under the CARES Act. Under the Payroll Support Program, Treasury provided us with an aggregate of $62,312 in grants from April 21, 2020 to October 1, 2020 and an additional $37,040 in grants during the first half of 2021 (collectively, the “Payroll Support Payments”). Further, we were notified on April 15, 2021 that we would receive a grant of $34,547 under Payroll Support Program 3, which was received during April and May 2021. In addition, on October 26, 2020, we entered into a loan and guarantee agreement (the “CARES Act Loan Agreement”) with the Treasury under the aviation direct loan program of the CARES Act, pursuant to which the Treasury agreed to extend loans to us in an aggregate principal amount of $45,000, subject to specified terms, which was due to be repaid on the earlier of (i) October 24, 2025 or (ii) six months prior to the expiration date of any material loyalty program securing the loan. We used a portion of the net proceeds from our initial public offering to repay in full all amounts outstanding under the CARES Act Loan. The substance and duration of restrictions to which we are subject under the grants and/or loans under the CARES Act, including, but not limited to, those outlined below could materially affect our operations, and we may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interest of our company and our stockholders. In particular, limitations on executive compensation may impact our ability to attract and retain senior management or attract other key employees during this critical time. Additionally, limitations on dividends and buybacks may diminish investor interest in our stock. See “—Risks Related to Our Business—We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act and we may be subject to similar or other restrictions pursuant to future governmental programs.”

Our operations may be further impacted in the event of additional instances of actual or perceived risk of infection among our employees, suppliers or business partners, and this impact may have a material adverse effect if we are unable to maintain a suitably skilled and sized workforce and address related employee matters. In addition, supply chain disruptions may impede our cargo customers’ ability to deliver freight to the airports we serve, which could reduce their need for our services and thus have a material adverse effect on our business, results of operations and financial condition.

The industry may also be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks, which requirements may be costly and take a significant amount of time to implement, or drive additional staffing during a time when staffing shortages are commonplace.

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

Even after the COVID-19 pandemic has moderated and the enhanced screenings, quarantine and other requirements, and travel restrictions have eased, we may continue to experience similar adverse effects to our business, operating results, financial condition and liquidity resulting from a recessionary or depressed economic environment that may persist, including increases in unemployment, and our business and operating results may not return to pre-COVID-19 pandemic levels on a timely basis or at all. The impact that the COVID-19 pandemic will have on our businesses, operating results, financial condition and liquidity could exacerbate the other risks identified in this report.

We are depending upon continued uptake of the COVID-19 vaccine by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our planned financial and growth plans and business strategy. The failure of a vaccine, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine, or a vaccine requirement to travel, could have an adverse effect on our business, results of operations, financial condition and prospects.

Our financial and operating results and business operations for our scheduled service and charter businesses for the years ended December 31, 2021 and 2020 were materially and adversely impacted as a result of the COVID-19 pandemic, which impact is likely to continue during the duration of the COVID-19 pandemic. We are depending upon an efficient distribution and sufficient supply of the COVID-19 vaccine, and continued uptake by the general public in order to normalize economic conditions, the airline industry and our business operations and to realize our financial and growth plans and business strategy. To date, COVID-19 vaccinations have been widespread, but many remain unvaccinated, as the long-term efficacy of the vaccines, including against variants, remains uncertain. The failure of a vaccine, including to the extent it is not effective against any COVID-19 variants, significant unplanned adverse reactions to the vaccine, politicization of the vaccine or general public distrust of the vaccine, especially if combined with a vaccine requirement to travel, could have an adverse effect on our business, results of operations, financial condition and prospects.

The demand for airline services is highly sensitive to changes in economic conditions, and another recession or similar or worse economic downturn in the United States would weaken demand for our services and have a material adverse effect on our business, results of operations and financial condition.

The demand for travel and cargo services is affected by U.S. and global economic conditions. Unfavorable economic conditions have historically reduced aviation spending. For most passengers visiting friends and relatives and cost-conscious leisure travelers (our primary market), travel is a discretionary expense, and during periods of unfavorable economic conditions as a result of such carriers’ low base fares travelers have often elected to replace air travel at such times with car travel or other forms of ground transportation or have opted not to travel at all. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Additionally, retail and thus cargo demand can also decrease. Furthermore, most of our charter revenue is generated from ad hoc or short-term contracts with repeat customers, and these customers may cease using our services or seek to negotiate more aggressive pricing during periods of unfavorable economic conditions. Any reduction in charter or cargo revenue during such periods could also increase our unit costs and thus have a material adverse effect on our business, results of operations and financial condition. Travelers have also reduced spending by purchasing fewer ancillary services, which can result in a decrease in average revenue per seat. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel or cargo services, the airline business is particularly sensitive to changes in economic conditions. Furthermore, if the COVID-19 pandemic leads to a recession or depression, this could result in further reductions in demand for our services. A reduction in the demand for air travel or cargo services due to unfavorable economic conditions also limits our ability to raise fares or fees for cargo services to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, it would have a material adverse effect on our business, results of operations and financial condition.

Our business has been, and in the future may be, materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.

The cost of aircraft fuel is highly volatile and in recent years has been our largest individual operating expense, accounting for approximately 25.0%, 21.7% and 26.6% of our operating expenses for the years ended December 31, 2021, 2020 and 2019, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could have a material adverse effect on our business, results of operations and financial condition, including as a result of legacy network airlines and LCCs adapting more rapidly or effectively to higher fuel prices through new-technology aircraft that is more fuel efficient than our aircraft. Over the past several years, the price of aircraft fuel has fluctuated substantially and prices continue to be highly volatile and have recently increased significantly. In addition, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft.

Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars, supply chain disruptions, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes or other events affecting refinery production, transportation, taxes or marketing, environmental concerns, market manipulation, price speculation, changes in currency exchange rates and other unpredictable events may drive actual or perceived fuel supply shortages. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular could result in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices but such contracts may not fully protect us from all related risks. Generally speaking, our charter and cargo operations have pass-through provisions for fuel costs, and as such we do not hedge our fuel requirements for that portion of our business. As of December 31, 2021, we had no outstanding fuel derivative contracts.

We may enter into derivatives that do not qualify for hedge accounting, which can impact our results of operations and increase the volatility of our earnings due to recognizing the mark-to-market impact of our hedge portfolio as a result of changes in the forward markets for oil and/or jet fuel. We cannot assure you our fuel hedging program will be effective or that we will maintain a fuel hedging program. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide an adequate level of protection against increased fuel costs or that the counterparties to our hedge contracts will be able to perform. Additionally, our ability to realize the benefit of declining fuel prices will be limited by the impact of any fuel hedges in place, we may incur additional expenses in connection with entering into derivative contracts and we may record significant losses on fuel hedges during periods of declining prices. A failure of our fuel hedging strategy, potential margin funding requirements, overpaying for fuel through the use of hedging arrangements or our failure to maintain a fuel hedging program could prevent us from adequately mitigating the risk of fuel price increases and could have a material adverse effect on our business, results of operations and financial condition.

Threatened or actual terrorist attacks or security concerns involving airlines could have a material adverse effect on our business, results of operations and financial condition.

Past terrorist attacks or attempted attacks, particularly those against airlines, have caused substantial revenue losses and increased security costs, and any actual or threatened terrorist attack or security breach, even if not directly against an airline, could have a material adverse effect on our business, results of operations and financial condition. Security concerns resulting in enhanced passenger screening, increased regulation governing carry-on baggage and cargo and other similar restrictions on passenger travel and cargo may further increase passenger inconvenience and reduce the demand for air travel or increase costs associated with providing cargo service. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to customers in the form of higher prices. Terrorist attacks, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats), even if not made directly on or involving the airline industry, could have a negative impact on the airline industry and have a material adverse effect on our business, results of operations and financial condition.

The airline industry is exceedingly competitive, and we compete against new entrants, LCCs, ULCCs, legacy network airlines and cargo carriers; if we are not able to compete successfully in our markets, our business will be materially adversely affected.

We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with new airlines, ULCCs, LCCs and legacy network airlines for airline passengers traveling on the routes we serve, particularly customers traveling in economy or similar classes of service. Competition on most of the routes we presently serve is intense, due to the large number of carriers in those markets. Furthermore, other airlines or new airlines may begin service or increase existing service on routes where we currently face no or little competition. In almost all instances, our competitors are larger than we are and possess significantly greater financial and other resources than we do.

The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition could adversely affect our operations. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to increase revenue per available seat mile. The prevalence of discount fares can be particularly acute when a competitor has excess capacity to sell. Moreover, many other airlines have unbundled their services, at least in part, by charging separately for services such as baggage and advance seat selection, which previously were offered as a component of base fares. This unbundling and other cost-reducing measures could enable competitor airlines to reduce fares on routes that we serve. The availability of low-priced fares coupled with an increase in domestic capacity has led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory.

During economic downturns, including during a health crisis, our competitors may choose to take an aggressive posture toward market share growth on routes where we compete, which would flood a low demand market with additional capacity that drives down fares, which could have a material adverse effect on our business, results of operations and financial condition.

Our growth and the success of our high-growth, low-cost business model could stimulate competition in our markets through our competitors’ development of their own LCC or ULCC strategies, new pricing policies designed to compete with LCCs, ULCCs or new market entrants. Airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. If a legacy network airline were to successfully develop a low-cost product or if we were to experience increased competition from LCCs, our business could be materially adversely affected. Regardless of cost structure, the domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons.

A competitor adopting an LCC or ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute an LCC or ULCC business model, our business could be materially adversely affected.

Similarly, our competitors may choose to commence or expand their existing charter operations, which could adversely impact our ability to obtain or renew charter contracts, especially in periods of low demand. This could result in decreases in our charter services market share and reduced profitability for our charter operations, which would have a material adverse effect on our business, results of operations and financial condition.

Our competitors may also choose to commence, or expand their existing, cargo operations. In addition, our competitors could seek to provide cargo services to Amazon, which could adversely impact our ability to maintain or renew the ATSA. This could result in reduced frequencies for our cargo operations, which could have a material adverse effect on our business, results of operations and financial condition.

There has been significant consolidation within the airline industry, including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, and Alaska Airlines and Virgin America. In the future, there may be additional consolidation in our industry. Business combinations could significantly alter industry conditions and competition within the airline industry and could permit our competitors to reduce their fares.

The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares or ancillary revenues required to sustain profitable operations in new and existing markets and could impede our growth strategy, which could harm our operating results. Due to our relatively small size, we are susceptible to a fare war or other competitive activities in one or more of the markets we serve, which could have a material adverse effect on our business, results of operations and financial condition.

Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; air traffic control staffing and pandemic impact; government shutdowns or mandates; FAA grounding of aircraft; major construction or improvements at airports; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel-related taxes; or the outbreak of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. The federal government also controls airport security. In addition, there are proposals before Congress that would treat a wide range of consumer protection issues, which could increase the costs of doing business. Further, implementation of the Next Generation Air Transport System, or NextGen, by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. In addition, federal government shutdowns can affect the availability of federal resources necessary to provide air traffic control and airport security. Furthermore, a federal government grounding of our aircraft type could result in flight cancellations and adversely affect our business. Governmental mandates requiring certain behaviors from employees, including COVID-19 vaccine mandates, could limit our ability to staff to meet demand because employees may choose to resign or decide not to apply for or accept open positions. Specifically, President Biden’s recent Executive Order mandating that employers who maintain government contracts must require all employees to be fully vaccinated applies to our business and could have a negative impact on our ability to retain employees or hire new employees, which may adversely impact our business.

Adverse weather conditions and natural disasters, such as hurricanes, thunderstorms, winter snowstorms or earthquakes, can cause flight cancellations or significant delays, and in the past have led to Congressional demands for investigations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could have a material adverse effect on our business, results of operations and financial condition to a greater degree than other air carriers. Because of our day of week, limited schedule and optimized utilization and point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as ebola, measles, avian flu, severe acute respiratory syndrome (SARS), COVID-19, H1N1 (swine) flu, pertussis (whooping cough) and zika virus, or their respective variants, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Another extended shutdown like the instance in December 2018-January 2019 may have a negative impact on our operations and financial results.

The industry is experiencing higher than normal number of pilot retirements, increased competition in pilot hiring, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce, increased training requirements and other factors that may lead to a shortage of pilots, which could materially adversely affect our business.

Large numbers of pilots in the industry are approaching the FAA’s mandatory retirement age of 65 or have otherwise accepted an early retirement during the COVID-19 pandemic. Commercial airline pilots are subject to rigorous certification standards and must adhere to flight time and rest requirements. Commencing in 2013, the minimum flight hour requirement to achieve a commercial pilot’s license in the United States increased from 250 to 1,500 hours, thereby significantly increasing the time and cost commitment required to become licensed to fly a commercial aircraft. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has been decreasing. These and other factors may lead to a shortage of qualified, entry-level pilots and increased compensation costs, particularly at carriers other than the large legacy carriers. The foregoing factors may lead to additional competition from carriers attempting to meet their hiring needs. If a shortage of pilots materializes, airlines may be unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.

Risks associated with our presence in international markets, including political or economic instability, and failure to adequately comply with existing and changing legal requirements, may materially adversely affect us.

Some of our target growth markets include countries with less developed economies, legal systems, financial markets and business and political environments that are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of taxes or other charges by governments, as well as health and safety concerns. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.

We emphasize compliance with all applicable laws and regulations in all jurisdictions where we operate and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of our employees, third-party providers and partners with regard to business ethics and key legal requirements; however, we cannot assure that our employees, third-party providers or partners will adhere to our code of ethics, other policies or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, we may be subject to sanctions. In the event we believe or have reason to believe our employees, third-party providers or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs, which in turn may materially adversely affect our reputation and could have a material adverse effect on our business, results of operations and financial condition.

Increases in insurance costs or reductions in insurance coverage may have a material adverse effect on our business, results of operations and financial condition.

If any of our aircraft were to be involved in a significant accident or if our property or operations were to be affected by a significant natural catastrophe or other event, we could be exposed to material liability or loss. If insurance markets harden due to other airline global incidents, general aviation incidents or other economic factors, we could be unable to obtain sufficient insurance (including aviation hull and liability insurance and property and business interruption coverage) to cover such liabilities or losses, our business could be materially adversely affected.

We currently obtain war risk insurance coverage (terrorism insurance) as part of our commercial aviation hull and liability policy, and additional excess third-party war risk insurance through the commercial aviation war risk market. Our current war risk insurance from commercial underwriters excludes nuclear, radiological and certain other events. The global insurance market for aviation-related risks has been faced with significant losses, resulting in substantial tightening in insurance markets with reduced capacity and increased prices. If we are unable to obtain adequate third-party hull and liability or third-party war risk (terrorism) insurance or if an event not covered by the insurance we maintain were to take place, our business could be materially adversely affected.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue and profitability. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes and fees are not our operating expenses, they represent an additional cost to our customers, that can drive down demand as we operate in a highly elastic environment, drives down demand. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers, including the passenger facility charge, and we may not be able to recover all of these charges from our customers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.

Under regulations set forth by the Department of Transportation, or the DOT, all governmental taxes and fees must be included in the prices we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.

Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.

For the years ended December 31, 2021, 2020 and 2019 we generated ancillary revenues of $117,237, $68,055 and $118,158, respectively. Our ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, itinerary service fees, on-board sales and sales of trip insurance. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on ancillary revenues, our business, results of operations and financial condition could be negatively impacted. Congressional, Federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for ancillary services. See also “—Risks Related to Our Business—We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”

We are subject to risks associated with climate change, including increased regulation to reduce emissions of greenhouse gases.

Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, ICAO, an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new carbon dioxide, or CO2 certification standards for new aircraft beginning in 2020. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023.

In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the Environmental Protection Agency, or the EPA, made a final endangerment finding that aircraft engine greenhouse gas, or GHG, emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. On January 11, 2021, the EPA issued a rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. However, on January 20, 2021, President Biden, who is expected to promote more aggressive policies with respect to climate change and carbon emissions, issued an executive order calling for a review of regulatory actions of the prior administration for their consistency with the Biden administration’s policies, including with respect to climate change. Accordingly, may result in stricter GHG emissions standards than those contained in the rule. In addition, federal climate legislation, including the “Green New Deal” resolution, has been introduced in Congress recently, although Congress has yet to pass a bill specifically addressing GHG regulation. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional cap-and-trade programs.

In addition, in October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation, or CORSIA, which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 the ICAO adopted standards pertaining to the collection and sharing of information on international aviation emissions beginning in 2019. The CORSIA will increase operating costs for us and other U.S. airlines that operate internationally. The CORSIA is being implemented in phases, with information sharing beginning in 2019 and a pilot phase beginning in 2021. Certain details are still being developed and the impact cannot be fully predicted. The potential impact of the CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.

In the event that legislation or regulation with respect to GHG emissions associated with aircraft or applicable to the fuel industry is enacted in the United States or other jurisdictions where we operate or where we may operate in the future, or as part of international conventions to which we are subject, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.

We face competition from air travel substitutes.

In addition to airline competition from legacy network airlines, LCCs and ULCCs, we also face competition from air travel substitutes. Our business serves primarily leisure travelers, for whom travel is entirely discretionary. On our domestic routes, particularly those with shorter stage lengths, we face competition from some other transportation alternatives, such as bus, train or automobile. The new presidential administration and the new Secretary of the Department of Transportation have indicated strong support for trains. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as travelers seek lower-cost substitutes for air travel. The COVID-19 pandemic has accelerated adoption of such technology and customers may be more likely to think it is sufficient for their needs, which could reduce demand for air travel. If we are unable to stimulate demand for air travel with our low base fares or if we are unable to adjust rapidly in the event the basis of competition in our markets changes, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business

If we fail to implement our business strategy successfully, our business will be materially adversely affected.

Our business strategy includes growth in our aircraft fleet, expansion of markets we serve by building out our MSP hub, growing our seat share at MSP and growing non-MSP point-to-point markets, increasing the seats in each aircraft, expanding our ancillary product offering and growing our charter service. When developing our route network, we focus on gaining market share on routes that have been underserved or are served primarily by higher cost airlines where we have a competitive cost advantage. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. The COVID-19 pandemic adversely affected our growth plans and business strategy. We face numerous challenges in implementing our growth strategy, including our ability to:

●	sustain our relatively low unit costs, continue to realize attractive revenue performance and maintain profitability; stimulate traffic with low fares;
●	maintain an optimal level of aircraft utilization, balanced with a low aircraft acquisition cost, to execute our scheduled, cargo and charter operations;
●	maintain staffing levels sufficient to operate the full schedule and to grow rapidly;
●	access airports located in our targeted geographic markets; and
●	maintain operational performance necessary to complete all flights.

If we are unable to obtain and maintain access to a sufficient number of slots, gates or related ground facilities at desirable airports to accommodate our growing fleet, we may be unable to compete in desirable markets, our aircraft utilization rate could decrease, and we could suffer a material adverse effect on our business, results of operations and financial condition. There can be no assurances that we will be able to grow our business at MSP or in non-MSP markets as we anticipate, or at all.

Our growth is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as we induct new aircraft and continue to execute our growth plan. In addition, we will require additional third-party personnel for services we do not undertake ourselves. An inability to hire and retain personnel, especially in light of the CARES Act limitations, as well as due to high rates of infection among employees, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. Furthermore, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market and may also offer more attractive frequent flyer programs and/or access to marketing alliances with other airlines, which we do not currently offer. We cannot assure that we will be able to profitably expand our existing markets or establish new markets.

The COVID-19 pandemic has materially disrupted and continues to disrupt our strategic operating and growth plans in the near-term, and there are risks to our business, operating results, liquidity and financial condition associated with executing our strategic operating and growth plans in the long-term.

The COVID-19 pandemic has materially disrupted and continues to disrupt our strategic operating and growth plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating and growth plans in the long-term. In developing our strategic operating and growth plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, staffing and hiring, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. If we do not successfully execute or adjust our strategic operating and growth plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.

Our cargo business is concentrated with Amazon, and any decrease in volumes or increase in costs, or a termination of the ATSA, could have a material adverse effect on our business, operations, financial condition and brand.

For the year ended December 31, 2021, cargo revenue under the ATSA represented 15% of our total operating revenues and our cargo revenue consisted entirely of air cargo transportation services provided to Amazon under the ATSA. The ATSA does not require a minimum amount of flying and Amazon is permitted to decrease flying volume at any time. Our cargo business would decline if Amazon’s use of our cargo services decreases for any reason, including due to general economic conditions or preferences of Amazon and its customers, which a decline would materially adversely affect our business, results of operations, and prospects.

In addition, the profitability of the ATSA is dependent on our ability to manage and accurately predict costs. Our projections of operating costs, crew productivity and maintenance expenses contain key assumptions, including flight hours, aircraft reliability, crewmember productivity, compensation and benefits and maintenance costs. If actual costs are higher than projected or aircraft reliability is less than expected, or aircraft become damaged and are out of revenue service for repair, the profitability of the ATSA and future operating results may be negatively impacted. We rely on flight crews that are unionized. If collective bargaining agreements increase our costs and we cannot recover such increases, our operating results would be negatively impacted. It may be necessary for us to terminate certain customer contracts or curtail planned growth.

Performance under the ATSA is subject to a number of challenges and uncertainties, such as: unforeseen maintenance and other costs; our ability to hire pilots, crew and other personnel necessary to support our CMI services; interruptions in the operations under the ATSA as a result of unexpected or unforeseen events, whether as a result of factors within the Company’s control or outside of the Company’s control; and the level of operations and results of operations, including margins, under the ATSA being less than the Company’s current expectations and projections. The ATSA also contains monthly incentive payments for reaching specific on-time arrival performance thresholds and there are monetary penalties for on-time arrival performance below certain thresholds. As a result, our operating revenues may vary from period to period depending on the achievement of monthly incentives or the imposition of penalties. Further, we could be found in default if we do not maintain certain minimum thresholds over an extended period of time. If we are placed in default due to the failure to maintain reliability thresholds, Amazon may elect to terminate all or part of the services we provide after a cure period and pursue those rights and remedies available to it at law or in equity, in which case the

2019 Warrants would remain outstanding. Amazon may also terminate the ATSA for convenience, subject to certain notice requirements and payment of a termination fee. The ATSA is also subject to two, two-year extension options, which Amazon may choose not to exercise.

To the extent our volume of flying for Amazon decreases or costs associated with our cargo business increase, or if the ATSA is terminated for any reason, our business, results of operations and financial condition could be materially and adversely affected.

Our low-cost structure is one of our primary competitive advantages, and many factors could affect our ability to control our costs.

Our low-cost structure is one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, the acquisition and cost of aircraft, airport and related infrastructure costs, taxes, the cost of meeting changing regulatory requirements, the cost of capable talent at market wages and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of collective bargaining agreements. See “—Risks Related to Our Business—Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.” We cannot guarantee we will be able to maintain our relatively low costs. If our cost structure increases and we are no longer able to maintain a competitive cost structure, it could have a material adverse effect on our business, results of operations and financial condition.

Our business is significantly tied to and consolidated in our main hub in Minneapolis-St. Paul, and any decrease in traffic in this hub could have a material adverse effect on our business, operations, financial condition and brand.

Our service is concentrated around our hub in MSP and our business is impacted by economic and geophysical factors of this region. We maintain a large presence in MSP with approximately 89% of 2021 capacity, as measured by ASMs, having MSP as either their origin or destination. Flight operations in Minneapolis can face extreme weather challenges in all seasons, but especially in the winter which at times has resulted in severe disruptions in our operation and the incurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Minneapolis market or by continued or increased congestion, delays or cancellations. For instance, MSP is also a significant hub for Delta Air Lines. If Delta Air Lines or another legacy network airline were to successfully develop low-cost or low-fare products or if we were to experience increased competition from LCCs or ULCCs in the Minneapolis market, our business, results of operations and prospects could be materially adversely affected.

Our business would also be negatively impacted by any circumstances causing a reduction in demand for air transportation in the Minneapolis area, such as adverse changes in local economic conditions, local regulations and/or mandates, health concerns, adverse weather conditions, negative public perception of Minneapolis, riots, social unrest, terrorist attacks or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.

We currently operate out of Terminal 2 at MSP. Our access to use our existing gates and other facilities in Terminal 2 is not guaranteed. We cannot assure you that our continued use of our facilities at MSP will occur on acceptable terms with respect to operations and cost of operations, or at all, or that our ongoing use of these facilities will not include additional or increased fees.

Our reputation and business could be adversely affected in the event of an accident or similar public incident involving our aircraft or personnel.

We are exposed to potential significant losses and adverse publicity in the event that any of our aircraft or personnel is involved in an accident, terrorist incident or other similar public incident, which could expose us to significant reputational harm and potential legal liability. In addition, we could face significant costs related to repairs or replacement of a damaged aircraft and its temporary or permanent loss from service. Furthermore, our customers, including Amazon, may choose not to use us for their needs following such an incident. We cannot assure you that we will not be affected by such events or that the amount of our insurance coverage will be adequate in the event such circumstances arise and any such event could cause a substantial increase in our insurance premiums. In addition, any future accident or similar incident involving our aircraft or personnel, even if fully covered by insurance or even if it does not involve our airline, may create an adverse public perception about our airline or that the equipment we fly is less safe or reliable than other transportation alternatives, or, in the case of our aircraft, could cause us to perform time-consuming and costly inspections on our aircraft or engines, any of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, any accident involving the Boeing 737-NG or an aircraft similar to the Boeing 737-NG that we operate could result in the curtailment of such aircraft by aviation regulators, manufacturers and other airlines and could create a negative public perception about the safety of our aircraft, any of which could have a material adverse effect on our business, results of operations and financial condition. For example, in 2019, certain global aviation regulators and airlines grounded the Boeing 737 MAX in response to accidents involving aircraft flown by Lion Air and Ethiopian Airlines. In addition, following a 2018 accident involving the failure of a turbofan on a 737-700 aircraft, the National Transportation Safety Board, or NTSB, has recommended that regulators require Boeing to redesign the engine cowl on 737-NG aircraft and retrofit in service 737-NG aircraft with the redesigned cowl. We cannot predict when the FAA will respond to the NTSB recommendations and if it will require us to replace the engine cowls in our aircraft, which may be time-consuming and costly. The resolution of this matter or similar matters in the future could have an impact on our results of operations, financial condition, business and prospects.

Unauthorized use, incursion or breach of our information technology infrastructure, or that of our third party providers, could compromise the personally identifiable information of our passengers, prospective passengers or personnel and other sensitive information and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.

In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses and home addresses and financial data such as credit and debit card information. This data is increasingly subject to legislation and regulation, such as the Fair Accurate Credit Transparency Act, Payment Card Industry legislation, the California Consumer Privacy Act and the European Union’s General Data Protection Regulation typically intended to protect the privacy of personal data that is collected, processed, stored and transmitted. The security of the systems and network where we and our third-party providers store this data is a critical element of our business, and these systems and our network may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including computer viruses, hackers, enemy state actors, denial-of-service attacks, employee theft or misuse, natural or man-made disasters, telecommunications failures, power loss and other disruptive sources and events.

Additionally, any material failure by us or our third-party providers to maintain compliance with the Payment Card Industry security requirements or to rectify a data security issue may result in fines and restrictions on our ability to accept credit and debit cards as a form of payment. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or costs incurred in connection with the notifications to customers, employees, providers or the general public as part of our notification obligations to the various governments that govern our business. In addition, data and security breaches can also occur as a result of non-technical issues, including breaches by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.

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

As the cyber-threat landscape evolves, attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. We have in the past, and may in the future, experience such cybersecurity threats.

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

A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including lost revenue; unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of defending against, preparing for, responding to and remediating an incident may be substantial. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well as injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders.

We rely on third-party providers and other commercial partners to perform functions integral to our operations.

We have entered into agreements with third-party providers to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities as well as administrative and support services. We are likely to enter into similar service agreements in new markets we decide to enter, and we cannot assure you that we will be able to obtain the necessary services at acceptable rates, or that such third-party providers will be available to service us.

Although we seek to monitor the performance of third parties that furnish certain facilities or provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities, the efficiency, timeliness and quality of contract performance by third-party providers are often beyond our control, and any failure by our third-party providers to perform up to our expectations, or sufficiently staff their operation, may have an adverse impact on our business, reputation with customers, our brand and our operations. These service agreements are generally subject to termination after notice by the third-party providers. In addition, we could experience a significant business disruption if we were to change vendors or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.

We rely on third-party distribution channels to distribute a portion of our airline tickets.

We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs, conventional travel agents and online travel agents, or OTAs, to distribute a significant portion of our airline tickets, and we expect in the future to rely on these channels to also collect a portion of our ancillary revenues. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility, and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. In addition, in the last several years there has been significant consolidation among GDSs and OTAs. This consolidation and any further consolidation could affect our ability to manage our distribution costs due to a reduction in competition or other industry factors. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.

We rely heavily on technology and automated systems to operate our business, and any disruptions or failure of these technologies or systems or any failure on our part to implement any new technologies or systems could materially adversely affect our business.

We are highly dependent on technology and computer systems and networks to operate our business. These technologies and systems include our computerized airline reservation system provided by Navitaire, a unit of Amadeus, flight operations systems, telecommunications systems, mobile phone application, airline website and maintenance systems. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. Our reservations system, which is hosted and maintained under a long-term contract by a third-party provider, is critical to our ability to issue, track and accept electronic tickets, conduct check-in, board and manage our passengers through the airports we serve and provide us with access to GDSs, which enlarge our pool of potential passengers. There are many instances in the past where a reservations system malfunctioned, whether due to the fault of the system provider or the airline, with a highly adverse effect on the airline’s operations, and such a malfunction has in the past and could in the future occur on our system, or in connection with any system upgrade or migration in the future. We also rely on third-party providers to maintain our flight operations systems, and if those systems are not functioning, we have in the past and may again experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our operational performance and temporarily stall our operations, which may have a materially adverse effect on our business, results of operation, and financial condition.

Any failure of the technologies and systems we use could materially adversely affect our business. In particular, if our reservation system fails or experiences interruptions, and we are unable to book seats for a period of time, we could lose a significant amount of revenue as customers book seats on other airlines, and our reputation could be harmed. Additionally, if our flight systems fail or experience disruption, we could incur costs associated with cancelled and delayed flights. In addition, replacement technologies and systems for any service we currently utilize that experiences failures or interruptions may not be readily available on a timely basis, at competitive rates or at all. Furthermore, our current technologies and systems are heavily integrated with our day-to-day operations and any transition to a new technology or system could be complex and time-consuming. Our technologies and systems cannot be completely protected against events that are beyond our control, including natural disasters, cyber attacks or telecommunications failures. We recently experienced a software outage that resulted in delayed flights for several hours, which could impact our on-time performance and completion factor. Substantial or sustained disruptions or system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure that any of our security measures, change control procedures or disaster recovery plans that we have implemented are adequate to prevent disruptions or failures. In the event that one or more of our primary technology or systems vendors fails to perform and a replacement system is not available or if we fail to implement a replacement system in a timely and efficient manner, our business could be materially adversely affected.

In addition, in the ordinary course of business, our systems will continue to require modification and refinements to address growth and changing business requirements and to enable us to comply with changing regulatory requirements. Modifications and refinements to our systems have been and are expected to continue to be expensive to implement and can divert management’s attention from other matters. Furthermore, our operations could be adversely affected, or we could face impositions of regulatory penalties, if we were unable to timely or effectively modify our systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems.

We may not be able to grow or maintain our unit revenues or maintain our ancillary revenues.

A key component of our strategy was establishing Sun Country as a premier high-growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high-quality customer experience with additional free amenities than traditionally provided on ULCCs in the United States. We intend to continue to differentiate our brand and product in order to expand our loyal customer base and grow or maintain our unit revenues and maintain our ancillary revenues. Differentiating our brand and product has required and will continue to require significant investment, and we cannot assure that the initiatives we have implemented will continue to be successful or that the initiatives we intend to implement will be successful. If we are unable to maintain or further differentiate our brand and product from LCCs or ULCCs, our market share could decline, which could have a material adverse effect on our business, results of operations and financial condition. We may also not be successful in leveraging our brand and product to stimulate new demand with low base fares or gain market share from the legacy network airlines.

In addition, our business strategy includes maintaining our portfolio of desirable, value-oriented, ancillary products and services. However, we cannot assure you that passengers will continue to perceive value in the ancillary products and services we currently offer and regulatory initiatives could adversely affect ancillary revenue opportunities. Failure to maintain our ancillary revenues would have a material adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to maintain our ancillary revenues, we may not be able to execute our strategy to continue to lower base fares in order to stimulate demand for air travel.

We operate a single aircraft type.

A critical cost-saving element of our business strategy is to operate a single-family aircraft fleet; however, our dependence on the Boeing 737-NG aircraft and CFM56 engines for all of our aircraft makes us vulnerable to any design defects or mechanical problems associated with this aircraft type or these engines. In the event of any actual or suspected design defects or mechanical problems with these family aircraft or engines, whether involving our aircraft or that of another airline, we may choose or be required to suspend or restrict the use of our aircraft. For example, several Boeing 737-NG aircraft have been grounded in the past by other airlines after inspections revealed cracks in the “pickle forks,” a component of the structure connecting the wings to the fuselages. Our business could also be materially adversely affected if the public avoids flying on our aircraft due to an adverse perception of the Boeing 737-NG aircraft or CFM56 engines, whether because of safety concerns or other problems, real or perceived, or in the event of an accident involving such aircraft or engines.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.

Our business is labor intensive, with labor costs representing approximately 34.5%, 36.9% and 22.6% of our total operating costs for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, approximately 46.3% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages. In addition, one or more of our competitors may significantly reduce their labor costs, thereby providing them with a competitive advantage over us. New entrants to the market may not have unionized workforces and therefore may have substantially lower costs or better labor efficiencies. Furthermore, our labor costs may increase in connection with our growth, especially if we needed to hire more pilots in order to grow our cargo business. We cannot guarantee that our cargo business will grow and that hiring of additional pilots will be required. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, or the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board, or the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.

On December 3, 2019 our dispatchers approved a new contract. The amendable date of the collective bargaining agreement is November 14, 2024. Our collective bargaining agreement with our flight attendants is currently amendable. Negotiations with the union representing this group commenced in November of 2019. By mutual consent, the negotiations were paused in March 2020 due to the COVID-19 pandemic. We restarted negotiations in October of 2021. Our collective bargaining agreement with our pilots is amendable on December 31, 2026. See also “Business—Employees” in this Annual Report. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages or shortages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. As a result, our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the unions representing our employees.

Changes in law, regulation and government policy have affected, and may in the future have a material adverse effect on our business.

Changes in, and uncertainty with respect to, law, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Changes to law, regulations or government policy that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to operating and maintenance requirements; foreign and domestic changes in customs, immigration and security policy and requirements that impede travel into or out of the United States; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; changes to public health policy; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act; public company reporting requirements; environmental regulation and antitrust enforcement. Any such changes could make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

To the extent that any such changes have a negative impact on us or the airline industry, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

We rely on efficient daily aircraft utilization to address peak demand days of the week and months of the year, which makes us vulnerable to flight delays, flight cancellations or aircraft unavailability during peak demand periods.

We aim to optimize our daily aircraft utilization rate by tailoring service to customer demand patterns, which are seasonal and vary by day of the week. Our average daily aircraft utilization was 6.8 hours, 5.1 hours and 9.6 hours for the years ended December 31, 2021, 2020 and 2019, respectively. Aircraft utilization is block hours divided by number of days in the period divided by average aircraft. Part of our business strategy is to efficiently deploy our aircraft, which is achieved in part by higher utilization during the most profitable seasonal periods and days of the week and more limited usage of less expensive aircraft during weak demand periods. During peak demand periods, we may utilize all of our aircraft, and in the event we experience delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions, because we do not have accommodation arrangements with other airlines like legacy network airlines do and cannot reaccommodate passengers on our aircraft because of our limited schedule, we may incur additional costs in completing customer journeys. Due to the relatively small size of our fleet and the limited and changing nature of our scheduled service and our point-to-point network, the unexpected unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition. Additionally, we frequently use all of our freighters in support of our cargo business. In the event we experience a series of aircraft out of service, we would experience a decline in revenue and potentially customer satisfaction. Furthermore, in the event we are unable to procure aircraft at the price-point necessary to allow for lower utilization during weak demand periods, our costs will be higher and could have a material adverse effect on our business, results of operations and financial condition.

The cost of aircraft repairs and unexpected delays in the time required to complete aircraft maintenance could negatively affect our operating results.

We provide flight services throughout the world and could be operating in remote regions. Our aircraft may experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned. Under certain customer agreements, we are required to provide a spare aircraft while scheduled maintenance is completed. If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forgo revenues.

If we are unable to attract and retain qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry has from time to time experienced a shortage of qualified personnel. In particular, as more pilots in the industry approach mandatory retirement age, or have retired early during the COVID-19 pandemic, the U.S. airline industry may be affected by a pilot shortage. We and other airlines may also face shortages of qualified aircraft mechanics and dispatchers. As is common with most of our competitors, we have faced turnover of our employees. As a result of the foregoing, we may not be able to attract or retain qualified personnel or may be required to increase wages and/or benefits in order to do so. In addition, we may lose employees due to the impact of COVID-19 on aviation or as a result of restrictions imposed under the CARES Act, or other governmental requirements placed on employees, which may further impede our ability to attract and retain skilled labor. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.

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

Our inability to expand or operate reliably or efficiently out of airports where we operate could have a material adverse effect on our business, results of operations and financial condition and brand.

Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these airports, including, but not limited to:

●	increases in airport rates and charges;
●	limitations on take-off and landing slots, airport gate capacity or other use of airport facilities;
●	termination of our airport use agreements, some of which can be terminated by airport authorities with little notice to us;
●	increases in airport capacity that could facilitate increased competition;
●	international travel regulations such as customs and immigration;
●	increases in taxes;
●	changes in law, regulations and government policies that affect the services that can be offered by airlines, in general, and in particular markets and at particular airports;
●	restrictions on competitive practices;
●	changes in law or ordinances that increase minimum wages beyond regional norms;

●	the adoption of statutes or regulations that impact or impose additional customer service standards and requirements, including operating and security standards and requirements; and
●	the adoption of more restrictive locally imposed noise regulations or curfews.

Our business is highly dependent on the availability and cost of airport services at the airports where we operate. Any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various environmental and noise laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise, including those relating to emissions to the air (including air emissions associated with the operation of our aircraft), discharges (including storm water discharges) to surface and subsurface waters, safe drinking water and the use, management, disposal and release of, and exposure to, hazardous substances, oils and waste materials. We are or may be subject to new or amended laws and regulations that may have a direct effect (or indirect effect through our third-party providers, including the petroleum industry, or airport facilities at which we operate) on our operations. In addition, U.S. airport authorities are exploring ways to limit de-icing fluid discharges. Any such existing, future, new or potential laws and regulations could have an adverse impact on our business, results of operations and financial condition.

Similarly, we are subject to environmental laws and regulations that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under certain laws current and former owners or operators of facilities, as well as generators of waste materials disposed of at such facilities, can be subject to liability for investigation and remediation costs at facilities that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or compliance with applicable law when the disposal occurred or the amount of wastes directly attributable to us.

In addition, the ICAO and jurisdictions around the world have adopted noise regulations that require all aircraft to comply with noise level standards, and governmental authorities in several U.S. and foreign cities are considering or have already implemented aircraft noise reduction programs, including the imposition of overnight curfews and limitations on daytime take-offs and landings. Compliance with existing and future environmental laws and regulations, including emissions limitations and more restrictive or widespread noise regulations, that may be applicable to us could require significant expenditures, increase our cost base and have a material adverse effect on our business, results of operations and financial condition, and violations thereof can lead to significant fines and penalties, among other sanctions.

We participate with other airlines in fuel consortia and fuel committees at our airports where economically beneficial, which agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Any costs (including remediation and spill response costs) incurred by such fuel consortia could also have an adverse impact on our business, results of operations and financial condition.

Our intellectual property rights, particularly our branding rights, are valuable, and any inability to protect them may adversely affect our business and financial results.

We consider our intellectual property rights, particularly our branding rights such as our trademarks applicable to our airline and Sun Country Rewards program, to be a significant and valuable aspect of our business. We aim to protect our intellectual property rights through a combination of trademark, copyright and other forms of legal protection, contractual agreements and policing of third-party misuses of our intellectual property, but cannot guarantee that such efforts will be successful. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results. Any litigation or disputes regarding intellectual property may be costly and time-consuming and may divert the attention of our management and key personnel from our business operations, either of which may adversely affect our business and financial results.

Negative publicity regarding our customer service could have a material adverse effect on our business, results of operations and financial condition.

Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including LCCs and ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced customer complaints related to, among other things, product and pricing changes related to our business strategy and customer service. In particular, we have generally experienced a higher volume of complaints when we implemented changes to our unbundling policies, such as charging for seats and baggage. These complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. In addition, we could become subject to complaints about our booking practices. Finally, we have experienced a significant number of complaints, including letters from lawmakers and attorneys general, concerning non-refundable tickets during the COVID-19 pandemic. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation. We have agreements for bus and car service to transport passengers to our MSP hub. If these operators suffer a service problem, safety failure or accident, our brand would be negatively impacted.

Our reputation and brand could be harmed if we were to experience significant negative publicity, including through social media.

We operate in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. In particular, passengers can use social media to portray interactions with Sun Country, without context, in a manner that can be quickly and broadly disseminated. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand can be harmed. Damage to our overall reputation and brand could have a negative impact on our financial results.

We are highly dependent upon our cash balances, operating cash flows and availability under our Credit Facilities.

Our principal sources of liquidity are cash and cash equivalents and availability under our $25,000 Revolving Credit Facility and $90,000 Delayed Draw Term Loan Facility. Our Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. In 2021, we borrowed $80,500 under the Delayed Draw Term Loan Facility for the purpose of financing the acquisition of six additional aircraft that we previously leased, all of which have been acquired. We are and will continue to be dependent on our operating cash flows and cash balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations. If our operating cash flows become insufficient to cover the entirety of our cash outflows, the Revolving Credit Facility may not be adequate to finance our operations. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not have access to availability under the Revolving Credit Facility, or other sources of borrowings or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

Our liquidity would be adversely impacted, potentially materially, in the event one or more of our credit card processors were to impose holdback restrictions for payments due to us from credit card transactions.

We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors may have financial risk associated with tickets purchased for travel which can occur several weeks or months after the purchase. As of December 31, 2021, we were not subject to any credit card holdbacks under our credit card processing agreements, although if we fail to meet certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them. If our credit card processors were to impose holdback restrictions on us, the negative impact on our liquidity could be significant which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to obtain financing or access capital markets may be limited.

We have significant obligations related to leases and debt financing for our aircraft fleet and may incur additional obligations as we grow our operations, and our current strategy is to rely on lessors or access to capital markets to provide financing for our aircraft acquisition needs. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. We cannot assure you that we will be able to source external financing for our planned aircraft acquisitions or for other significant capital needs, and if we are unable to source financing on acceptable terms, or unable to source financing at all, our business could be materially adversely affected. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our business strategy or otherwise constrain our growth and operations.

Our maintenance costs will fluctuate over time; additionally we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors, and we could incur significant maintenance expenses outside of such maintenance schedules in the future.

We have substantial maintenance expense obligations, including with respect to our aircraft operating leases. Prior to an aircraft being returned in connection with an operating lease, we will incur costs to restore these aircraft to the condition required by the terms of the underlying operating leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required redelivery conditions on a given aircraft or engine.

Outside of scheduled maintenance, we incur from time to time unscheduled maintenance which is not forecast in our operating plan or financial forecasts, and which can impose material unplanned costs and the loss of flight equipment from revenue service for a significant period of time. For example, a single unplanned engine event can require a shop visit costing several million dollars and cause the engine to be out of service for a number of weeks.

Furthermore, the terms of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet, and there are restrictions on the extent to which such maintenance reserves are available for reimbursement. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Maintenance.”

We have a significant amount of aircraft and other fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is capital intensive. As of December 31, 2021, our 36 passenger aircraft fleet consisted of six aircraft financed under operating leases, nine aircraft financed under finance leases and nineteen aircraft financed under secured debt arrangements or owned outright. As of December 31, 2021, we had future operating lease obligations of $81,900, future debt principal obligations of $280,931, and future finance lease obligations of $250,654. During 2022, based on our aircraft leases and debt structure as of December 31, 2021, we expect to make payments of $20,541 related to operating leases, $30,367 related to debt principal obligations and $23,052 related to finance lease obligations. Additionally, we made payments for maintenance reserves of $15,073 for 2021 and expect to make significant payments for maintenance reserves in the future. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, availability under the Revolving Credit Facility and our ability to secure adequate future financing, which will in turn depend on, among other things, the success of our current business strategy and our future financial and operating performance, competitive conditions, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

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

We depend on a sole-source supplier for the majority of our aircraft parts and any supply disruption could have a material adverse effect on our business.

We have entered into a contract with Delta Air Lines, Inc., or Delta, one of our competitors that is also the largest airline operating at MSP, for the vast majority of our aircraft parts. We are vulnerable to any problems associated with the performance of Delta’s obligations to supply our aircraft parts, including design defects, mechanical problems and regulatory issues associated with engines and other parts. If Delta experiences a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues, ceases to produce our aircraft parts, is unable to effectively deliver our aircraft parts on timelines and at the prices we have negotiated, or terminates the contract, we would incur substantial transition costs and we would lose the cost benefits from our current arrangement with Delta, which would have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that impose significant costs. In the last several years, Congress has passed laws and the FAA, DOT and TSA have issued regulations, orders, rulings and guidance relating to consumer protections and to the operation, safety, and security of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. For example, the FAA Reauthorization Act of 2018 directed the FAA to issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. If adopted, these measures could have the effect of raising ticket prices, reducing revenue, and increasing costs.

For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice requirements, consumer complaints, price and airline advertising, distribution, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the adoption of FAR Part 117 in 2014 modified required pilot rest periods and work hours and Congress has enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate which all pilots on U.S. airlines must obtain. Furthermore, in October 2018, Congress passed the FAA Reauthorization Act of 2018, which extends FAA funds through fiscal year 2023. The legislation contains provisions which could have effects on our results of operations and financial condition. Among other provisions, the new law requires the DOT to clarify that, with respect to a passenger who is involuntarily denied boarding as a result of an oversold flight, there is no maximum level of compensation an air carrier may pay to such passenger and the compensation levels set forth in the regulations are the minimum levels of compensation an air carrier must pay to such a passenger, and to create new requirements for the treatment of disabled passengers. In addition it provides that the maximum civil penalty amount for damage to wheelchairs and other mobility aids or for injuring a disabled passenger may be trebled. The FAA must issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. The FAA Reauthorization Act of 2018 also establishes new rest requirements for flight attendants and requires, within one year, that the FAA issue an order requiring installation of a secondary cockpit barrier on each new aircraft. The FAA Reauthorization Act of 2018 also provides for several other new requirements and rulemakings related to airlines, including but not limited to: (i) prohibition on voice communication cell phone use during certain flights, (ii) insecticide use disclosures, (iii) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, (iv) training on human trafficking for certain staff, (v) departure gate stroller check-in, (vi) the protection of pets on airplanes and service animal standards, (vii) requirements to refund promptly to passengers any ancillary fees paid for services not received, (viii) consumer complaint process improvements, (ix) pregnant passenger assistance, (x) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, (xi) minimum customer service standards for large ticket agents, (xii) information publishing requirements for widespread disruptions and passenger rights, (xiii) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, (xiv) ensuring assistance for passengers with disabilities, (xv) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, (xvi) submission of policy concerning passenger sexual misconduct and (xvii) development of Employee Assault Prevention and Response Plan related to the customer service agents. Furthermore, in September 2019, the FAA published an Advance Notice of Proposed Rulemaking regarding flight attendant duty period limitations and rest requirements. The DOT also published a Notice of Proposed Rulemaking in January 2020 regarding, for example, the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website, and in printed or electronic form on the aircraft concerning the accessibility of aircraft lavatories. The DOT also recently published Final Rules regarding traveling by air with service animals and defining unfair or deceptive practices. The DOT also recently published a Final Rule clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. Failure to remain in full compliance with these rules may subject us to fines or other enforcement action. FAR Part 117 and the minimum pilot hour requirements may also reduce our ability to meet flight crew staffing requirements.

We cannot assure you that compliance with these and other laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.

Compliance with the laws, regulations, orders, rulings and guidance applicable to the airline industry may increase our costs, which could have a material adverse effect on our business. For example, if our current standards do not meet the FAA’s rules regarding minimum dimensions for passenger seats, the number of seats on our aircraft would be reduced and our operating costs would increase.

In addition, the TSA imposes security procedures and requirements on U.S. airports and airlines serving U.S. airports, some of which are funded by a security fee imposed on passengers and collected by airlines, which impedes our ability to stimulate demand through low fares. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

Furthermore, the DoD continues to issue new IT systems security requirements which require expenditures in order to bring our systems into compliance. The DoD also recently issued a vaccination mandate that may impact our ability to hire and maintain staffing.

Our ability to operate as an airline is dependent on our obtaining and maintaining authorizations issued to us by the DOT and the FAA. The FAA has the authority to issue mandatory orders relating to, among other things, operating aircraft, the grounding of aircraft, maintenance and inspection of aircraft, installation of new safety-related items, and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business, results of operations and financial condition. Federal law requires that air carriers operating scheduled service be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers managerial competence, operations, finances, and compliance record. In addition, under federal law, we must be a U.S. citizen (as determined under applicable law). Please see “Business—Foreign Ownership.” While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations.

International routes are regulated by air transport agreements and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable agreements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by the applicable air transport agreements between the United States and foreign governments and our ability to obtain the necessary authority from the United States and foreign governments to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and airport slots and restrictions on competitive practices. We are subject to numerous foreign regulations in the countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business—Government Regulation.”

Our business could be materially adversely affected if we lose the services of our key personnel.

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, particularly Jude Bricker, our Chief Executive Officer, and Dave Davis, our President and Chief Financial Officer. The CARES Act places limitations on pay for these key positions. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members or executive officers.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and maintaining liability insurance for our directors and officers, which have increased in recent years. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Act, related rules implemented or to be implemented by the Securities and Exchange Commission, or the SEC, and Nasdaq’s listing rules. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, our common stock could be delisted, and we could be subject to fines, sanctions and other regulatory action and potentially civil litigation.

Our quarterly results of operations fluctuate due to a number of factors, including seasonality.

We expect our quarterly results of operations to continue to fluctuate due to a number of factors, including our seasonal operations, competitive responses in key locations or routes, price changes in aircraft fuel and the timing and amount of maintenance expenses. As a result of these and other factors, quarter-to-quarter comparisons of our results of operations and comparisons of our key operating statistics may not be reliable indicators of our future performance. Seasonality may cause our quarterly results to fluctuate since historically our passengers tend to fly more during the winter months and less in the summer and fall months. We cannot assure you that we will find profitable markets in which to operate during the off-peak season. Lower demand for air travel during the fall and other off-peak months could have a material adverse effect on our business, results of operations and financial condition. We may not realize any or all of our estimated cost savings, which would have a negative effect on our results of operations.

As part of our business strategy, we expect to implement certain operational improvements and cost savings initiatives. Any cost savings that we realize from such efforts may differ materially from our estimates. Our estimates are the current estimates of the Company, but they involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such estimates. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses. Any one-time costs incurred to achieve our cost savings going forward may be more than we expect and, to achieve additional cost savings, we may need to incur additional one-time costs. Our operational improvements and cost savings plans are subject to numerous risks and uncertainties that may change at any time. We cannot assure you that our initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all. The future performance of the Company may differ significantly from the anticipated performance of the Company.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower, patent, product liability and other litigation and claims, and governmental and other regulatory investigations and proceedings. In particular, in recent years, there has been significant litigation in the United States and abroad involving airline consumer complaints. We have in the past faced, and may face in the future, claims by third parties that we have violated a passenger’s rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Indebtedness

The Credit Agreement contains restrictions that limit our flexibility.

The Credit Agreement contains, and any future indebtedness of ours could also contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

●	incur additional debt, guarantee indebtedness, or issue certain preferred equity interests;
●	pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments;
●	prepay, redeem, or repurchase certain debt;
●	make loans or certain investments;
●	sell certain assets;
●	create liens on certain assets;
●	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;
●	enter into certain transactions with our affiliates;
●	alter the businesses we conduct;
●	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
●	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. These restrictive covenants may limit our ability to engage in activities that may be in our long-term best interest. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of a substantial amount of our indebtedness.

Our Delayed Draw Term Loan Facility is available solely to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. As a result, only the $25,000 Revolving Credit Facility portion of the Credit Facilities may be available for general corporate purposes and as a general source of liquidity.

We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act and we may be subject to similar or other restrictions pursuant to future governmental programs.

Under the Payroll Support Program, the Treasury provided us an aggregate of $62,312 in Payroll Support Payments from April 21, 2020 to October 1, 2020, and an additional $37,040 in grants during the first half of 2021 (collectively, the “Payroll Support Payments”). Further, we were notified on April 15, 2021 that we would receive a grant of $34,547 under Payroll Support Program 3, which was received during April and May 2021. Additionally, on October 26, 2020, we entered into the CARES Act Loan Agreement with the Treasury under the aviation direct loan program of the CARES Act. Pursuant to the CARES Act Loan Agreement, the Treasury agreed to extend loans to us in an aggregate principal amount of $45,000, subject to specified terms, which was due to be repaid on the earlier of (i) October 24, 2025 or (ii) six months prior to the expiration date of any material loyalty program securing the loan. See Notes 3 and 8 to our audited consolidated financial statements included herein for more information.

In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2022, if ordered by the DOT; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. We used a portion of the net proceeds from our initial public offering to repay in full all amounts outstanding under the CARES Act Loan on March 24, 2021.

The substance and duration of restrictions to which we are subject under the grants and/or loans under the CARES Act, including, but not limited to, those outlined above, will materially affect our operations, and we may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interests of our company and our stockholders. In particular, limitations on executive compensation may impact our ability to retain senior management or other key employees during this critical time.

We cannot predict whether the assistance under any of these programs will be adequate to support our business for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future. Future governmental programs in which we participate may include similar or other restrictions on the operation of our business. There can be no assurances that additional grants will be available or that we will qualify for future programs.

Risks Related to Ownership of Our Common Stock

Our stock price may fluctuate significantly.

The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control.

The following factors could affect our stock price:

●	our operating and financial performance and prospects;
●	quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, revenues, Adjusted Net Income (Loss), Adjusted EBITDAR and Adjusted CASM;
●	the public reaction to our press releases, our other public announcements and our filings with the SEC;
●	strategic actions by our competitors;
●	changes in operating performance and the stock market valuations of other companies;
●	announcements related to litigation;
●	our failure to meet revenue or earnings estimates made by research analysts or other investors;
●	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
●	speculation in the press or investment community;

●	sales of our common stock by us or our stockholders, or the perception that such sales may occur;
●	changes in accounting principles, policies, guidance, interpretations, or standards;
●	additions or departures of key management personnel;
●	actions by our stockholders;
●	general economic and market conditions;
●	the COVID-19 pandemic and its effects;
●	domestic and international economic, legal and regulatory factors unrelated to our performance;
●	material weakness in our internal control over financial reporting; and
●	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, financial condition, and results of operations.

We are an “emerging growth company,” and will be able to take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur at the end of our most recently completed fiscal year if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, we have been required to file annual and quarterly report under the Exchange Act for a period of at least 12 months and we have filed at least one annual report pursuant to the Exchange Act, (iii) the last day of our fiscal year ending December 31, 2026, and (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or become more volatile and it may be difficult for us to raise additional capital if and when we need it.

We will incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”

As a public company, we have and will continue to incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and heightened auditing standards, and Nasdaq, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Furthermore, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our consolidated financial statements and fail in meeting our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material and adverse effect on our business, results of operations and financial condition.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

After we are no longer an “emerging growth company,” we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing and materiality of such costs.

We are continuing to improve our internal control over financial reporting.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act, which at the latest would be the end of the fiscal year ending December 31, 2026. At such time, our internal control over financial reporting may be insufficiently documented, designed or operating, which may cause our independent registered public accounting firm to issue a report that is adverse.

Our certificate of incorporation and bylaws include provisions limiting ownership and voting by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership and control of U.S. airlines, our certificate of incorporation and bylaws restrict ownership and control of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law and DOT policy require that we be owned and controlled by U.S. citizens, that no more than 25% of our voting stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens, as defined in 49 U.S.C. § 40102(a)(15), that no more than 49% of our stock be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the United States, that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens and that we be under the actual control of U.S. citizens. Our certificate of incorporation and bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a loss of their voting rights in the event and to the extent that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law. Our bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record, resulting in the loss of voting rights, in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law.

The restrictions on ownership and control of shares of our common stock could adversely impact the price that investors might be willing to pay in the future for shares of our common stock.

The Apollo Stockholder has significant influence over us, and Apollo’s interests may conflict with our interests and the interests of other stockholders.

As of December 31, 2021, the Apollo Stockholder beneficially owned approximately 43% of the voting power of our outstanding common equity. Although the Apollo Stockholder beneficially owns less than 50% of our outstanding common equity, individuals affiliated with Apollo continue to have significant influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, entering into significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including the Apollo Funds and the Apollo Stockholder, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Stockholder could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Apollo Stockholder continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Stockholder will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. The Apollo Stockholder also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with Apollo and its affiliates’ beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number).

Although we are no longer a “controlled company” within the meaning of Nasdaq’s rules, during a one-year transition period, we may continue to rely on exemptions from certain corporate governance requirements.

As of October 19, 2021, the Apollo Stockholder no longer controlled a majority of the voting power of our outstanding voting stock and, as a result, we ceased to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As a result, we are subject to additional corporate governance requirements, including the requirements that:

●	a majority of the board of directors consist of independent directors;
●	the nominating and corporate governance committee be composed entirely of independent directors;
●	the compensation committee be composed entirely of independent directors; and

●	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

The Nasdaq rules provide for phase-in periods for these requirements (including that each such committee consist of a majority of independent directors within 90 days of no longer being a “controlled company”), but we must be fully compliant with the requirements within one year of the date on which we cease to be a “controlled company.” We currently do not have a majority of independent directors on our board of directors, but two of the three members of each of our nominating and corporate governance committee and our compensation committee are independent. All three members of our audit committee are independent directors. During this transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements and the ability of our independent directors to influence our business policies and affairs may be reduced. In addition, we may not be able to attract and retain the number of independent directors needed to comply with Nasdaq rules during the transition period.

We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries, including the CARES Act and the Credit Agreement, impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

Our future earnings and earnings per share, as reported under GAAP, could be adversely impacted by the warrants granted to Amazon. If Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, this will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.

The warrants granted to Amazon in 2019 increase the number of diluted shares reported, which has an effect on our diluted earnings per share to the extent the warrants actually vest. The warrants have an exercise price of approximately $15.17 per share, approximately 17.3% of which had vested as of December 31, 2021. A portion of the 2019 Warrants will vest incrementally based on aggregate global payments by Amazon to the Company or its affiliates pursuant to the ATSA. In addition, vesting can occur immediately in certain circumstances, including upon a change of control (as defined in the 2019 Warrant) or certain transfers of 30% or more of the voting power in the Company to a new person or group (other than any equity offering by the Company or the Apollo Stockholder pursuant to an effective registration statement so long as no person or group (within the meaning of the Exchange Act) acquires more than 50% of the voting power of the Company in such offering). If additional 2019 Warrants vest and Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, to the extent the common stock issued upon exercise of the 2019 Warrants is transferred to non-U.S. citizens, it will further limit the amount of our common stock that may be owned or controlled by other non-U.S. citizens. Furthermore, any sales in the public market of any common stock issuable upon the exercise of the 2019 Warrants could adversely affect prevailing market prices of our common stock.

Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

As of December 31, 2021, we had 57,872,452 shares of common stock outstanding, warrants to purchase 9,482,606 shares of common stock outstanding, options to purchase 5,290,714 shares of common stock outstanding and 4,679 shares of common stock that may be issued upon the vesting of outstanding restricted stock units. In addition, certain of our existing stockholders, including the Apollo Stockholder and Amazon, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the Omnibus Incentive Plan and the SCA Acquisition Equity Plan. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult to sell shares of common stock at a time and price that you deem appropriate.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business and the repayment of outstanding debt. The CARES Act and the Credit Agreement contain, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be the major source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure that we will make such a change.

We are required to pay our pre-IPO stockholders for certain tax benefits, and the amounts of such payments could be material.

We entered into an income tax receivable agreement with our pre-IPO stockholders that provides for the payment by us to our pre-IPO stockholders of 85% of the amount of cash savings, if any, in U.S. federal, foreign, state and local income tax that we and our subsidiaries actually realize for periods starting at least 12 months after the closing date of our initial public offering as a result of the utilization of tax attributes existing at the time of our initial public offering.

These tax attributes include net operating loss carryforwards, deductions, tax basis and certain other tax attributes, in each case that relate to periods (or portions thereof) ending on or prior to the closing date of our initial public offering.

We expect that the payments we make under the income tax receivable agreement could be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will aggregate to be approximately $98,800 as of December 31, 2021. Payments in accordance with the terms of the income tax receivable agreement could have an adverse effect on our liquidity and financial condition.

In addition, under some circumstances, including certain mergers, asset sales and other transactions constituting a “change of control” under the income tax receivable agreement or if we breach our obligations thereunder, the income tax receivable agreement will terminate and we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement, which payment will be calculated based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income. In these situations, our obligations under the income tax receivable agreement could have a material and adverse impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales or other “change of control” transactions.

To the extent that we are unable to make payments under the income tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made.

For more information on the income tax receivable agreement, see Note 13 to our Consolidated Financial Statements.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft Fleet

We fly only Boeing 737-NG aircraft, which we believe provides us significant operational and cost advantages compared to airlines that operate multiple fleet types. Flight crews are interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support are highly simplified relative to more complex fleets. With the addition of CMI services, we expect that these efficiencies will remain intact.

As of December 31, 2021, we operated a fleet of 36 Boeing 737-NG passenger aircraft, consisting of 35 Boeing 737-800s and one Boeing 737-700. Of these aircraft, fifteen were financed under operating or finance leases as of December 31, 2021. Of the remaining passenger aircraft, 13 were owned and financed through an Enhanced Equipment Trust Certificate (“EETC”) financing structure, six are owned and financed through our Delayed Draw Term Loan Facility, and two are owned outright. The average age of the passenger aircraft in our fleet was approximately fifteen years as of December 31, 2021. The 2019-1 EETC was used to convert a portion of our leased aircraft to owned aircraft, as well as refinance some of our previously owned passenger aircraft during the fourth quarter of 2019 and first half of 2020. Due to this, the EETC reduced our financing costs. None of our aircraft leases are scheduled to expire prior to 2024. Our current fleet plan calls for growth to an estimated 50 passenger aircraft by the end of 2023.

We also operate 12 737-NG freighters dedicated to our cargo business. These freighters had an average age of nineteen years as of December 31, 2021. This fleet of freighters is subleased directly from Amazon and we operate them pursuant to the ATSA. Based upon review of the ATSA, the sublease arrangement does not qualify as a lease under ASC 842, Leases, because we do not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in our financial statements for the Amazon arrangement. We may expand our freighter fleet in order to serve additional cargo customers or provide additional service to Amazon.

Facilities

In most of the airports we serve, we do not directly lease facilities, but rather operate under flexible common use agreements. This facilitates our strategy of entering and exiting markets to service periods of peak demand. Our terminal passenger service facilities, which include ticket counters, gate space, operational support space and baggage service offices, generally have month-to-month terms or are used on a per use basis. For any leased space we are typically responsible for maintenance, insurance and other facility-related expenses and services under these agreements. We also have entered into use agreements at many of the airports we serve that provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.

We primarily operate out of eight of 14 gates at Terminal 2 at MSP, five of which are assigned to us on a priority basis with common use access to the remaining gates. Our leases for our terminal passenger service facilities, which include operational support space and baggage service offices, are leased on a month-to-month basis.

Gate space and ticket counter space is used and billed on a per operation (each arrival and departure) basis until an annual operating cap is met. Our leases also include two hangars:

●	108,000 square foot maintenance hangar, which includes office space and is where we provide certain maintenance on our aircraft; and
●	90,000 square foot office and hangar facility which has been converted into our corporate headquarters.

For charter service with an origin or destination where we do not have ground handling capabilities, we arrange with airports, fixed base operators or military bases to provide ground services on an as needed basis.

Our principal executive offices and headquarters are presently located on MSP property at 2005 Cargo Road, Minneapolis, Minnesota 55450, consisting of approximately 90,000 square feet, under a lease which expires in February 2029.

ITEM 3: LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We currently believe that the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES AND EQUITY SECURITIES

Market Information

On March 17, 2021, our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SNCY”. Prior to that date, there was no public market for our common stock. On December 31, 2021, the closing price of our common stock was $27.25. The following table shows the high and low closing per share prices for our common stock for the periods indicated:

Year Ended December 31, 2021	High	Low
First Quarter	$36.38	$31.25
Second Quarter	43.08	33.50
Third Quarter	38.06	29.46
Fourth Quarter	36.21	24.46

As of December 31, 2021, there were 57,872,452 shares of common stock outstanding and held of record by 12 stockholders and no shares of preferred stock were outstanding. The number of record holders of our common stock does not include Depository Trust Company (DTC) participants or beneficial owners holding shares through nominee names. Refer to Note 1 - Company Background for additional information on the Initial Public Offering of Common Stock and Other Stock Sales that occurred during 2021.

Dividend Policy

We have not to date paid any cash dividends on our common stock and we currently do not intend to pay cash dividends on our common stock in the foreseeable future. However, we may, in the future, decide to pay dividends on our common stock. Any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements, and any other factors deemed relevant by our board of directors.

As a holding company, our ability to pay dividends also depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under the CARES Act and the Credit Agreement and may be restricted under future indebtedness that we or they may incur.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-252858) for our initial public offering (“IPO”) of our common stock, par value $0.01 per share was declared effective by the SEC on March 16, 2021, pursuant to which we issued and sold 10,454,545 shares of our common stock at $24.00 per share, which included 1,363,636 shares issued upon the exercise of the underwriters’ over-allotment option to purchase additional shares. We received net proceeds of $225,329 after deducting underwriting discounts and commissions, and other offering expenses. The managing underwriters for our IPO were Barclays Capital Inc. and Morgan Stanley & Co. LLC. Shares of our common stock began trading on the NASDAQ on March 17, 2021. We used $46,260 of the net proceeds to repay all amounts outstanding under the CARES Act Loan and the remainder was used for general corporate purposes, including the acquisition of additional aircraft.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has 3,600,000 shares authorized under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan, of which 3,434,074 remains available as of December 31, 2021. Refer to Note 10 – Stock-Based Compensation for additional information on the compensation plans.

	Number of securities to	Weighted-average	Number of securities
	be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding	future issuance under
	options, warrants and	options, warrants	equity compensation
Plan category	rights	and rights	plans
Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	165,926	$32.17	3,434,074
Sun Country Airlines 2018 Equity Incentive Plan	5,129,407	$6.43	—
Total	5,295,333	$7.24	3,434,074

Purchases of Equity Security by the Issuer and Affiliated Purchasers

The Company does not have a share repurchase program and no shares were repurchased during the year ended December 31, 2021. Under the CARES Act, we are restricted from conducting certain share repurchases through September 30, 2022.

Stock Performance Graph

The following graph compares the cumulative total return from March 17, 2021 through December 31, 2021 on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA

Airline Index. The graph assumes that the value of the investment on our common stock and each of the Indexes was $100 on our IPO date of March 17, 2021, and further assumes that all dividends are reinvested.

	3/17/2021	3/31/2021	6/30/2021	9/30/2021	12/31/2021
SNCY	$100.00	$94.23	$101.73	$92.19	$74.90
NYSE Arca Airline Index	100.00	93.13	86.51	82.96	71.28
NASDAQ Composite Index	100.00	97.94	107.24	106.82	115.67

The stock performance depicted in the graph above represents historical performance and is not to be relied upon as indicative of future performance.

ITEM 6: SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data for the periods indicated. We have derived our selected historical consolidated statement of operations data for the years ended December 31, 2021, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this report. We have derived our selected historical consolidated statement of operations data for the periods January 1, 2018 through April 10, 2018 (Predecessor) and April 11, 2018 through December 31, 2018 (Successor) and 2017 from our consolidated financial statements not included in this report. We have derived our selected historical consolidated balance sheet data as of December 31, 2021 and 2020 from our audited consolidated financial statements included elsewhere in this report. We have derived our selected historical consolidated balance sheet data as of December 31, 2019, 2018 and 2017 from our consolidated financial statements not included in this report.

The significant differences in accounting for the Successor periods as compared to the Predecessor periods, which were established as part of our acquisition by the Apollo Funds, are in (1) aircraft rent, due to the over-market liabilities related to unfavorable terms of our existing aircraft leases and maintenance reserve payments, which will be amortized on a straight-line basis as a reduction of aircraft rent over the remaining life of each lease, (2) maintenance expenses, due to recognizing a liability (or contra-asset) that will offset expenses for maintenance events incurred by the Successor but paid for by the Predecessor and (3) depreciation and amortization, due to the recognition of our property and equipment and other intangible assets at fair value at the time of the acquisition, which will be amortized through depreciation and amortization on a straight-line basis over their respective useful lives. Please see our consolidated financial statements and the related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected consolidated financial data should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Successor				Predecessor
				For the Period
				April 11, 2018	For the period
	Year Ended	Year Ended	Year Ended	through	January 1,	Year Ended
	December 31,	December 31,	December 31,	December 31,	2018 through	December 31,
Consolidated Statement of Operations Data	2021	2020	2019	2018	April 10, 2018	2017

Operating Revenues:
Passenger	$523,945	$359,232	$688,833	$335,824	$172,897	$502,081
Cargo	91,428	36,809	—	—	—	—
Other	7,642	5,445	12,551	49,107	24,555	57,595
Total Operating Revenues	623,015	401,486	701,384	384,931	197,452	559,676

Operating Expenses:
Aircraft Fuel	$129,110	$83,392	$165,666	$119,553	$45,790	$118,382
Salaries, Wages, and Benefits	178,207	141,641	140,739	90,263	36,964	124,446
Aircraft Rent (1)	17,653	30,989	49,908	36,831	28,329	81,141
Maintenance (2)	40,095	27,416	35,286	15,491	9,508	35,371
Sales and Marketing	22,060	16,570	35,388	17,180	10,854	36,320
Depreciation and Amortization (3)	55,019	48,086	34,877	14,405	2,526	10,301
Ground Handling	26,981	20,596	41,719	23,828	8,619	—
Landing Fees and Airport Rent	40,726	31,256	44,400	25,977	10,481	—
Special Items, net (4)	(65,456)	(64,563)	7,092	(6,706)	271	—
Other Operating, net	71,580	48,718	68,187	40,877	17,994	124,047
Total Operating Expenses	515,975	384,101	623,262	377,699	171,336	530,008
Operating Income	107,040	17,385	78,122	7,232	26,116	29,668

Non-operating Income (Expense):
Interest Income	$85	$377	$937	$258	$96	$418
Interest Expense	(26,326)	(22,073)	(17,170)	(6,060)	(339)	(1,134)
Other, net	14,624	(371)	(1,729)	(1,636)	37	(506)
Total Non-operating Income (Expense), net	(11,617)	(22,067)	(17,962)	(7,438)	(206)	(1,222)
Income (Loss) before Income Tax	95,423	(4,682)	60,160	(206)	25,910	28,446
Income Tax Expense (Benefit)	17,953	(778)	14,088	161	—	—
Net Income (Loss)	$77,470	$(3,904)	$46,072	$(367)	$25,910	$28,446
Net Income (Loss) per share to common stockholders:
Basic	$1.40	$(0.08)	$0.99	$(0.01)	$0.26	$—
Diluted	$1.31	$(0.08)	$0.96	$(0.01)	$0.26	$—
Shares used for computation
Basic	55,182,811	46,806,042	46,773,038	46,700,900	100,000,000	—
Diluted	59,324,040	46,806,042	47,909,413	46,700,900	100,000,000	—
(1)	Aircraft Rent expense for the Successor periods is reduced due to amortization of a liability representing lease rates and maintenance reserves which were higher than market terms of similar leases at the time of our acquisition by the Apollo Funds. This liability was recognized at the time of the acquisition and is being amortized into earnings through a reduction of Aircraft Rent on a straight-line basis over the remaining life of each lease. See Notes 2 and 6 to our Consolidated Financial Statements included elsewhere in this report for additional information.
(2)	Maintenance expense for the Successor periods is reduced due to recognizing a liability (or contra-asset) to represent the Successor’s obligation to perform planned maintenance events paid for by the Predecessor on leased aircraft at the date of our acquisition by the Apollo Funds. The liability (or contra-asset) is recognized as a reduction to Maintenance expense as reimbursable maintenance events are performed and maintenance expense is incurred. See Notes 2 and 6 to our Consolidated Financial Statements included elsewhere in this report for additional information.
(3)	Depreciation and amortization expense increased in the Successor periods due to higher fair values for certain acquired assets and to the amortization of definite-lived intangible assets. See Notes 2 and 7 to our Consolidated Financial Statements included elsewhere in this report for additional information.
(4)	See Note 15 to our Consolidated Financial Statements included elsewhere in this report for additional information on the components of Special items, net.

	Successor				Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
Consolidated Balance Sheet Data	2021	2020	2019	2018	2017

Cash and Cash Equivalents	$309,338	$62,028	$51,006	$29,600	$4,276
Total Assets	1,376,644	1,053,267	1,007,876	675,832	216,828
Long-term debt and finance lease obligations, including current portion (1)	469,581	389,633	284,272	150,246	11,273
Stockholders' Equity	486,811	283,817	283,724	235,647	34,442
(1)	Finance lease obligations were formerly referred to as capital lease obligations prior to our adoption of Accounting Standards Codification 842, Leases, (“ASC 842”) on January 1, 2019. See Note 9 to our consolidated financial statements included elsewhere in this report for additional information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the terms "Sun Country," "we," "us" and "our" refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. We believe our estimates and assumptions are reasonable; however, actual results could differ from those estimates.

Our most significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments, or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria:

(i)	the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and
(ii)	different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations.

We have identified the following critical accounting policies:

-	Revenue Recognition
-	Loyalty Program Accounting

-	Asset Impairment Analysis
-	Valuation of the TRA Liability

Revenue Recognition - Scheduled passenger service, charter service, and most ancillary revenues are recognized when the passenger flight occurs. Revenues exclude amounts collected on behalf of other parties, including transportation taxes.

The Company initially defers ticket sales as an air traffic liability and recognizes revenue when the passenger flight occurs. Unused non-refundable tickets expire at the date of scheduled travel and are recorded as revenue unless the customer notifies the Company in advance of such date that the customer will not travel. If notification is made, a travel credit is created for the face value less applicable change fees. Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. A portion of travel credits will expire unused. The Company records an estimate for travel credits that will expire unused in passenger revenue. These estimates are based on historical experience of travel credit activity and consider other facts, such as recent program changes and modifications that could affect the ultimate usage patterns of tickets and travel credits.

Ancillary revenue for baggage fees, seat selection fees, and on-board sales is recognized when the associated flight occurs. Revenue for change fees is deferred and recognized when the passenger travel is provided. Fees received in advance of the flight date are initially recorded as an air traffic liability.

Charter revenue is recognized at the time of departure when transportation is provided.

Cargo revenue is typically recognized based on hours flown, number of flights, and the amount of aircraft resources provided during a reporting period. Pursuant to ASC 606, Revenue from Contracts with Customers, the ATSA contains three performance obligations: Flight Services, Heavy Maintenance and Fuel. As Sun Country is the principal in providing Flight Services, revenue and related costs are recognized gross on the Statement of Operations. Sun Country acts as the agent in providing the Heavy Maintenance and Fuel performance obligations, which are reimbursed by Amazon based on the actual costs incurred. Consumption of aircraft fuel and heavy maintenance are recognized in revenue, net of the associated costs incurred to fulfill the performance obligations. The transaction price is allocated to the performance obligations based on their relative standalone selling price. The transaction price for flight services, which includes an upfront payment for startup costs, is reduced by the estimated value of warrants to be issued to Amazon based on expected performance under the ATSA.

Loyalty Program Accounting – The Company records a liability for loyalty points earned by passengers under its Sun Country Rewards program using two methods: (1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value net of breakage; and (2) a liability for points attributed to loyalty points issued to the Company’s Visa card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The Company’s Sun Country Rewards program allows for the redemption of points to include payment towards air travel, land travel, taxes, and other ancillary purchases. The Company estimates breakage for loyalty points that are not likely to be redeemed. These estimates are based on historical experience of loyalty point redemption activity and other factors, such as program changes and modifications that could affect the ultimate usage pattern of loyalty points.

Asset Impairment Analysis - Long-lived assets, such as Property & Equipment and finite-lived Intangible Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2021, 2020 or 2019.

Valuation of the TRA Liability - The TRA liability is an estimate based on, among other things, (i) generation of future taxable income over the term of the TRA, (ii) the Company’s participation in future government programs, (iii) stock option activity during periods prior to the commencement of payments under the TRA and (iv) future changes in tax laws. These factors could result in an increase or decrease in the related liability which would be recognized in the Company’s earnings in the period of such change.

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2021, 2020 and 2019. Also discussed is our financial position as of December 31, 2021 and 2020. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Risk Factors” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this report. The “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” should be read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Business Overview

Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. We focus on serving leisure and VFR passengers and charter customers as well as providing crew, maintenance and insurance services to Amazon, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. Based in Minnesota, we operate an agile network that includes our scheduled service business, our synergistic charter, and cargo businesses. We share resources, such as flight crews, across our scheduled service, charter, and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week, and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.

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

Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy both because it provides both inherent diversification and downside protection as well as because it is synergistic with our other businesses. Our charter business has several favorable characteristics, including: large repeat customers, more stable demand than scheduled service flying, and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the U.S. Department of Defense, college, and professional sports teams. We are the leading charter airline for college sports including the National Collegiate Athletic Association (“NCAA”) Championships (notably “March Madness”) as well as individual team travel. In fiscal year 2021, we flew 153 college sports teams, which was lower than 2019 due to impacts of the COVID-19 pandemic. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the U.S. Department of Defense and sports teams still fly during normal economic downturns and our casino contracts are long-term in nature.

On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and we are currently flying 12 Boeing 737-800 cargo aircraft for Amazon. Our CMI service is asset-light from a Sun Country perspective as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our scheduled service and charter businesses. Our cargo business also enables us to leverage certain assets, capabilities, and fixed costs to enhance profitability and promote growth across our Company.

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

The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. We have experienced a significant decline in demand related to the COVID-19 pandemic, which has caused a material decline in our 2020 and 2021 revenues as compared to pre-pandemic levels, and has negatively impacted our financial condition and operating results.

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

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into a new Credit Agreement which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility. We received CARES Act grants totaling $71,587 and $62,312 during 2021 and 2020, respectively, and a CARES Act loan of $45,000 in October 2020.

While the COVID-19 pandemic induced industry downturn has delayed our growth in 2020 and 2021, we believe that our investments have positioned us to profitably grow our business in the long term following a rebound in the U.S. airline industry.

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

Aircraft Rent. Aircraft rent expense consists of monthly lease charges for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent, which consists of maintenance reserves paid to aircraft lessors in advance of the performance of significant maintenance activities that are not probable of being reimbursed to us by the lessor during the lease term, as well as lease return costs, which consist of all costs that would be incurred at the return of the aircraft, including costs incurred to return the airframe and engines to the condition required by the lease. Aircraft rent expense is partially offset by the amortization of over-market liabilities related to unfavorable terms of our operating leases and maintenance reserves which existed as of the date of our acquisition by the Apollo Funds in 2018. See Note 6 to our Consolidated Financial Statements for further information on the over-market liabilities.

Maintenance. Maintenance expense includes the cost of all parts, materials and fees for repairs performed by us and our third-party vendors to maintain our fleet. It excludes direct labor cost related to our own mechanics, which are included in salaries, wages, and benefits expense. It also excludes maintenance expenses, which are deferred based on the built-in overhaul method for owned and finance leased aircraft, which is subsequently amortized as a component of depreciation and amortization expense. Our maintenance expense is reduced by the amortization of a liability (or contra-asset) established at the time of our acquisition by the Apollo Funds in 2018 related to maintenance events incurred by the new owners of Sun Country, but paid for by the previous owners. For more information on these maintenance expense credits, see Note 6 to our Consolidated Financial Statements.

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

Other, net. Other expenses include activities not classified in any other area of the Consolidated Statements of Operations, such as certain consulting expenses and changes in the TRA liability.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

Operating Statistics

Key Operating Statistics and Metrics

	Year Ended December 31, 2021 (1)				Year Ended December 31, 2020 (1)
	Scheduled				Scheduled
	Service	Charter	Cargo	Total	Service	Charter	Cargo	Total
Departures (2)	19,706	7,093	11,295	38,317	14,117	5,581	4,642	24,518
Block hours (2)	64,584	14,967	33,934	114,106	45,988	12,113	13,847	72,424
Aircraft miles (2)	26,228,100	5,483,145	13,372,671	45,269,162	18,685,265	4,539,429	5,666,642	29,030,711
Available seat miles (ASMs) (thousands) (2)	4,844,203	951,086	—	5,826,827	3,466,240	819,855	—	4,311,142
Total revenue per ASM (TRASM) (cents) (3)	8.35	13.39		9.12	7.69	11.97		8.46
Average passenger aircraft during the period (3)				32.2				31.3
Passenger aircraft at end of period (3)				36				31
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (3)				6.8				5.1
Average stage length (miles)				1,183				1,179
Revenue passengers carried (4)	2,733,364				1,679,242
Revenue passenger miles (RPMs) (thousands) (4)	3,618,208				2,250,974
Load factor (4)	74.7%				64.9%
Average base fare per passenger (4)	$102.21				$114.96
Ancillary revenue per passenger (4)	$42.89				$40.53
Charter revenue per block hour		$8,508				$8,101
Fuel gallons consumed (thousands) (2)	49,685	10,729	—	60,739	34,769	8,820	—	43,844
Fuel cost per gallon, excluding derivatives				$2.19				$1.58
Employees at end of period				2,181				1,699
Cost per available seat mile (CASM) (cents) (5)				8.86				8.91
Adjusted CASM (cents) (6)				6.44				7.57

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

Key Operating Statistics and Metrics

	Year Ended December 31, 2020 (1)				Year Ended December 31, 2019 (1)
	Scheduled				Scheduled
	Service	Charter	Cargo	Total	Service	Charter	Cargo	Total
Departures (2)	14,117	5,581	4,642	24,518	24,311	9,035	—	33,586
Block hours (2)	45,988	12,113	13,847	72,424	80,719	19,852	—	101,137
Aircraft miles (2)	18,685,265	4,539,429	5,666,642	29,030,711	32,217,934	7,356,628	—	39,738,483
Available seat miles (ASMs) (thousands) (2)	3,466,240	819,855	—	4,311,142	5,747,391	1,288,725	—	7,064,563
Total revenue per ASM (TRASM) (cents) (3)	7.69	11.97		8.46	9.17	13.55		9.93
Average passenger aircraft during the period (3)				31.3				28.9
Passenger aircraft at end of period (3)				31				31
Cargo aircraft at end of period				12				7
Average daily aircraft utilization (hours) (3)				5.1				9.6
Average stage length (miles)				1,179				1,187
Revenue passengers carried (4)	1,679,242				3,565,939
Revenue passenger miles (RPMs) (thousands) (4)	2,250,974				4,473,347
Load factor (4)	64.9%				82.5%
Average base fare per passenger (4)	$114.96				$111.08
Ancillary revenue per passenger (4)	$40.53				$33.14
Charter revenue per block hour		$8,101				$8,793
Fuel gallons consumed (thousands) (2)	34,769	8,820	—	43,844	63,240	14,802	—	78,042
Fuel cost per gallon, excluding derivatives				$1.58				$2.26
Employees at end of period				1,699				1,532
Cost per available seat mile (CASM) (cents) (5)				8.91				8.82
Adjusted CASM (cents) (6)				7.57				6.31

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

Results of Operations

For the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		$	%
	2021	2020	Change	Change
Operating Revenues:
Scheduled Service	$279,377	$193,047	$86,330	45%
Charter Service	127,331	98,130	29,201	30%
Ancillary	117,237	68,055	49,182	72%
Passenger	523,945	359,232	164,713	46%
Cargo	91,428	36,809	54,619	148%
Other	7,642	5,445	2,197	40%
Total Operating Revenues	623,015	401,486	221,529	55%
Operating Expenses:
Aircraft Fuel	129,110	83,392	45,718	55%
Salaries, Wages, and Benefits	178,207	141,641	36,566	26%
Aircraft Rent	17,653	30,989	(13,336)	(43)%
Maintenance	40,095	27,416	12,679	46%
Sales and Marketing	22,060	16,570	5,490	33%
Depreciation and Amortization	55,019	48,086	6,933	14%
Ground Handling	26,981	20,596	6,385	31%
Landing Fees and Airport Rent	40,726	31,256	9,470	30%
Special Items, net	(65,456)	(64,563)	(893)	1%
Other Operating, net	71,580	48,718	22,862	47%
Total Operating Expenses	515,975	384,101	131,874	34%
Operating Income	107,040	17,385	89,655	516%
Non-operating Income (Expense):
Interest Income	85	377	(292)	(77)%
Interest Expense	(26,326)	(22,073)	(4,253)	19%
Other, net	14,624	(371)	14,995	NM
Total Non-operating Income (Expense), net	(11,617)	(22,067)	10,450	(47)%
Income (Loss) before Income Tax	95,423	(4,682)	100,105	NM
Income Tax Expense (Benefit)	17,953	(778)	18,731	NM
Net Income (Loss)	$77,470	$(3,904)	$81,374	NM
(1)	“NM” stands for not meaningful

Total Operating Revenues increased $221,529, or 55%, to $623,015 for the year ended December 31, 2021 from $401,486 for the year ended December 31, 2020. The increase is due to a significantly lower demand for passenger service in 2020 as a result of the COVID-19 pandemic, and growth in cargo services compared to one year ago.

Scheduled Service. Scheduled service revenue increased by $86,330, or 45%, to $279,377 for the year ended December 31, 2021 from $193,047 for the year ended December 31, 2020. The increase in scheduled service revenue was largely driven by an increase in demand for passenger service during 2021 as compared to 2020, which was reduced significantly due to government travel restrictions, quarantine requirements, and reduced passenger demand related to the COVID-19 pandemic.

The table below presents select operating data for scheduled service, expressed as year-over-year changes:

	Year Ended December 31,				%
	2021	2020	Change		Change
Departures	19,706	14,117	5,589		40%
Passengers	2,733,364	1,679,242	1,054,122		63%
Average base fare per passenger	$102.21	$114.96	(12.75)		(11)%
RPMs (thousands)	3,618,208	2,250,974	1,367,234		61%
ASMs (thousands)	4,844,203	3,466,240	1,377,963		40%
TRASM (cents)	8.35	7.69	0.66		9%
Passenger load factor	74.7%	64.9%	9.8	pts	na

The 63% increase in the number of scheduled service passengers in the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to COVID-19 pandemic related demand reductions in the prior year period. For the year ended December 31, 2021, our average base fare was $102.21, compared to $114.96 for the year ended December 31, 2020. The decrease was the result of strong fares in the first quarter of 2020 until the start of the COVID-19 pandemic followed by a significant drop off that continued into 2021.

Charter Service. Charter service revenue increased $29,201, or 30%, to $127,331 for the year ended December 31, 2021, from $98,130 for the year ended December 31, 2020. The COVID-19 pandemic drove a decrease in our 2020 charter service revenue. There was a 24% increase in block hours for 2021 as compared to 2020. Charter revenue per block hour was $8,508 for the year ended December 31, 2021, as compared to $8,101 for the year ended December 31, 2020, for an increase of 5%. This revenue per block hour increase is due to the ongoing recovery from the impacts of COVID-19. Rates in 2020 were under a lot of competitive pressure because other carriers had excess aircraft, crew, and resources to operate charter capacity, driving rates down.  For the year ended December 31, 2021, Charter TRASM was 13.39, compared to 11.97 for the year ended December 31, 2020.

Ancillary. Ancillary revenue increased by $49,182, or 72%, to $117,237 for the year ended December 31, 2021, from $68,055 for the year ended December 31, 2020. The 63% increase in scheduled passengers during the period resulted in greater sales of air travel-related services such as baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue was $42.89 per passenger in the year ended December 31, 2021, up from $40.53 per passenger in the year ended December 31, 2020. The increase in ancillary revenue per passenger in 2021 compared to 2020 was the result of increased demand for ancillary products, revenue optimization efforts, and a reduction in travel periods where change fees were waived

Cargo. Revenue from cargo services was $91,428 for the year ended December 31, 2021, as compared to $36,809 for the year ended December 31, 2020. All of our cargo service revenue relates to the air cargo transportation services under the ATSA with Amazon that commenced in May 2020. For the year ended December 31, 2021, departures increased to 11,295, as compared to 4,642 for the year ended December 31, 2020, due to the timing of when the aircraft were brought into service in 2020.

Other. Other revenue was $7,642 for the year ended December 31, 2021, as compared to $5,445 for the year ended December 31, 2020. This was mainly the result of an increase in revenue from Sun Country Vacations due to improved bookings and an increase in co-branded marketing revenue related to our Sun Country VISA card.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense was $129,110 for the year ended December 31, 2021, as compared to $83,392 for the year ended December 31, 2020. The increase was mainly driven by a 39% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by a 37% increase in passenger service block hours, as well as a 38% increase in the average price per gallon of fuel. Additionally, the change was also driven by mark-to-market adjustments in Fuel Derivative contracts. Note that Amazon fuel expenses are reimbursed by Amazon, therefore they are not included in aircraft fuel.

The primary components of Fuel Expense are shown in the following table:

	Year Ended December 31,			%
	2021	2020	Change	Change
Total Aircraft Fuel Expenses	$129,110	$83,392	$45,718	55%
Exclude: Fuel Derivative Gains (Losses)	3,527	(14,259)	17,786	NM
Other Excluded Items	335	313	23	7%
Aircraft Fuel Expenses, excluding derivatives	$132,972	$69,446	$63,526	91%
Fuel Gallons Consumed (thousands)	60,739	43,844	16,895	39%
Fuel Cost per Gallon, excluding derivatives	$2.19	$1.58	$0.61	38%

(1)"NM" stands for not meaningful

Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $36,566, or 26%, to $178,207 for the year ended December 31, 2021, as compared to $141,641 for the year ended December 31, 2020. The average headcount for the year ended December 31, 2021 was 1,884, as compared to 1,637 for the year ended December 31, 2020, for an increase of 247 or 15%. A significant portion of the headcount increase was due to a ramp up related to the insourcing of MSP ground handling, which was transitioned in-house from April 2020 to early 2021. Our Cargo segment was responsible for $42,486 of the consolidated salaries, wages, and benefits expense for the year ended December 31, 2021, as compared to $20,452 for the year ended December 31, 2020. The $22,034 increase over the prior year is driven by additional headcount to support the operations and the timing of when the Amazon aircraft were brought into service in 2020. The Cargo segment began in May 2020, driving additional headcount required to support the ramp up of operations and aircraft under the ATSA.

Aircraft Rent. Aircraft rent expense decreased $13,336, or 43%, to $17,653 for the year ended December 31, 2021, as compared to $30,989 for the year ended December 31, 2020. Aircraft rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (for which the expense is recorded within aircraft rent) to owned aircraft (for which expense is recorded through depreciation and interest expense). Specifically, in the first six months of 2021, we purchased six aircraft previously under operating leases. For the year ended December 31, 2021 and 2020, there was an average of seven and twelve aircraft under operating leases, respectively.

Maintenance. Maintenance materials and repair expense increased $12,679, or 46%, to $40,095 for the year ended December 31, 2021, as compared to $27,416 for the year ended December 31, 2020. There were nine landing gear events in the year ended December 31, 2021 versus four during the year ended December 31, 2020, resulting in a cost increase of $1,497. There was also a $3,616 increase in costs, including wheels, brakes, consumables, and expendables, driven by increased departures. The cost of auxiliary power unit events increased $1,250, due to lower reimbursements in the year ended December 31, 2021. There was also a $1,000 increase due to unscheduled maintenance events. Our Cargo segment was responsible for $10,558 of the consolidated maintenance expense for the year ended December 31, 2021, as compared to $4,959 for the prior year due to the timing of when the Amazon aircraft were brought into service in 2020. The Cargo segment expense primarily relates to line maintenance since heavy maintenance is reimbursed under the ATSA.

Sales and Marketing. Sales and marketing expense increased $5,490, or 33%, to $22,060 for the year ended December 31, 2021, as compared to $16,570 for the year ended December 31, 2020. The passenger revenue increased 46% between these two periods, and was primarily responsible for a $2,778 increase in credit card processing fees and a $2,546 increase in global distribution system fees. The remaining increase primarily relates to higher advertising costs and travel agent commissions.

Depreciation and Amortization. Depreciation and amortization expense increased $6,933, or 14%, to $55,019 for the year ended December 31, 2021, as compared to $48,086 for the year ended December 31, 2020. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft and aircraft under finance leases (for which the expense is recorded as amortization and interest expense). During the year ended December 31, 2021, the Company also purchased three engines and a flight simulator. For the year ended December 31, 2021 and 2020, there was an average of nineteen and eleven owned aircraft, respectively. Additionally, for the years ended December 31, 2021 and 2020 there were an average of seven finance leases; however, there were numerous removals and additions that impacted amortization expense.

Ground Handling. Ground handling expense increased $6,385, or 31%, to $26,981 for the year ended December 31, 2021, as compared to $20,596 for the year ended December 31, 2020. The increase was primarily due to the 40% increase in scheduled departures during the same time periods.

Landing Fees and Airport Rent. Landing fees and airport rent increased $9,470, or 30%, to $40,726 for the year ended December 31, 2021, as compared to $31,256 for the year ended December 31, 2020. The increase of $9,470 was driven by the 40% increase in scheduled departures for the year ended December 31, 2021. Additionally, a decrease in rates in 2021 for $1,040 and an airline relief credit of $1,416 offset against the departure volume increase.

Special Items, net. Special items, net was a benefit of $65,456 for the year ended December 31, 2021 and $64,563 for the year ended December 31, 2020. For the year ended December 31, 2021, Special items, net included in refundable tax credits related to employee retention under the CARES Act. For the years ended December 31, 2021 and 2020, Special items, net included $71,587 and $62,312 of funds granted under the CARES Act, respectively. These funds were to be used exclusively for the continuation of payments for salaries, wages, and benefits. The year ended December 31, 2021 included a charge of $6,963 related to net costs incurred to purchase six aircraft that were previously under operating leases. Our Cargo segment was allocated $18,400 of the amounts received under the CARES Act for the year ended December 31, 2021 and $10,721 for the year ended December 31, 2020, based on the respective segment salaries, wages, and benefits.

Other Operating, net. Other operating, net expense increased $22,862, or 47%, to $71,580 for the year ended December 31, 2021, as compared to $48,718 for the year ended December 31, 2020, mainly due to increased departures. The Passenger segment increase of $14,447 was primarily driven by the higher level of operations which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs. Our Cargo segment was responsible for $15,152 and $6,838 of our consolidated other operating, net expense for the year ended December 31, 2021 and 2020, respectively, driven by overhead expenses as well as crew and employee travel costs. There was also an additional cost of approximately $1,105 due to becoming a public company, primarily related to insurance, legal and consulting fees.

Non-operating Income (Expense)

Interest Expense. Interest expense increased $4,253, or 19%, to $26,326 for the year ended December 31, 2021, as compared to $22,073 for the year ended December 31, 2020. The increase was primarily due to debt issued for the acquisition of new aircraft, including new debt incurred in connection with the 2019-1 EETC, and the Delayed Draw Term Loan Facility.

Other, net. Other, net for the year ended December 31, 2021 was a net income of $14,624 primarily due to a credit of $16,400 for the adjustment of our TRA liability. The decrease in the TRA liability was mainly due to the receipt of a CARES Act PSP3 grant of $34,547, which extended the time period in which distributions made to shareholders are restricted (from March 31, 2022 to September 30, 2022), an increase in actual 2021 pre-tax income, and a decrease in forecasted 2022 pre-tax income. Partially offsetting this income was $1,763 in expenses related to secondary stock offerings that occurred in May and October 2021. Other, net for the year ended December 31, 2020, was a net expense of $371, primarily due to a vendor settlement.

Income Tax Expense (Benefit). The Company's effective tax rate for the year ended December 31, 2021 was 18.8% compared to 16.6% for the year ended December 31, 2020. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The decrease in the current year rate compared to the statutory rate is primarily due to favorable permanent differences related to stock compensation deductions and non-deductible income related to the TRA. The decrease in the prior year rate compared to the statutory rate is primarily due a small amount of pre-tax loss in relation to the miscellaneous insignificant permanent adjustments.

Results of Operations

For the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		$	%
	2020	2019	Change	Change
Operating Revenues:
Scheduled Service	$193,047	$396,113	$(203,066)	(51)%
Charter Service	98,130	174,562	(76,432)	(44)%
Ancillary	68,055	118,158	(50,103)	(42)%
Passenger	359,232	688,833	(329,601)	(48)%
Cargo	36,809	—	36,809	100%
Other	5,445	12,551	(7,106)	(57)%
Total Operating Revenues	401,486	701,384	(299,898)	(43)%
Operating Expenses:
Aircraft Fuel	83,392	165,666	(82,274)	(50)%
Salaries, Wages, and Benefits	141,641	140,739	902	1%
Aircraft Rent	30,989	49,908	(18,919)	(38)%
Maintenance	27,416	35,286	(7,870)	(22)%
Sales and Marketing	16,570	35,388	(18,818)	(53)%
Depreciation and Amortization	48,086	34,877	13,209	38%
Ground Handling	20,596	41,719	(21,123)	(51)%
Landing Fees and Airport Rent	31,256	44,400	(13,144)	(30)%
Special Items, net	(64,563)	7,092	(71,655)	NM
Other Operating, net	48,718	68,187	(19,469)	(29)%
Total Operating Expenses	384,101	623,262	(239,161)	(38)%
Operating Income	17,385	78,122	(60,737)	(78)%
Non-operating Income (Expense):
Interest Income	377	937	(560)	(60)%
Interest Expense	(22,073)	(17,170)	(4,903)	29%
Other, net	(371)	(1,729)	1,358	(79)%
Total Non-operating Income (Expense), net	(22,067)	(17,962)	(4,105)	23%
Income (Loss) before Income Tax	(4,682)	60,160	(64,842)	(108)%
Income Tax Expense (Benefit)	(778)	14,088	(14,866)	(106)%
Net Income (Loss)	$(3,904)	$46,072	$(49,976)	(109)%
(1)	“NM” stands for not meaningful

Total Operating Revenues decreased $299,898, or 43%, to $401,485 for the year ended December 31, 2020 from $701,383 for the year ended December 31, 2019. The decrease is due to a significantly lower demand for passenger service in 2020 as a result of the COVID-19 pandemic, offset by growth in cargo services during fiscal year 2020.

Scheduled Service. Scheduled service revenue decreased by $203,067, or 51%, to $193,047 for the year ended December 31, 2020, from $396,113 for the year ended December 31, 2019. The decrease in scheduled service revenue was driven by a decline in passenger demand in 2020 related to government travel restrictions and quarantine requirements related to the COVID-19 pandemic. Specifically, the number of scheduled service passengers was 1.7 million in the year ended December 31, 2020, down from 3.6 million in the year ended December 31, 2019. This drove a 42% decrease in departures and an 18 percentage point decrease in load factor. The decrease in load factor resulted in a decrease in TRASM of 16% to $7.69 from $9.17. Further, our scheduled service capacity, as measured by ASMs, decreased by 40%.

The table below presents select operating data for scheduled service:

	Year Ended December 31,				%
	2020	2019	Change		Change
Departures	14,117	24,311	(10,194)		(42)%
Passengers	1,679,242	3,565,939	(1,886,697)		(53)%
Average base fare per passenger	$114.96	$111.08	3.88		3%
RPMs (thousands)	2,250,974	4,473,347	(2,222,373)		(50)%
ASMs (thousands)	3,466,240	5,747,391	(2,281,151)		(40)%
TRASM (cents)	7.69	9.17	(1.48)		(16)%
Passenger load factor	64.9%	82.5%	(17.6)	pts	na

The 53% decrease in the number of scheduled service passengers in the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to COVID-19 pandemic related lower demand in 2020. For the year ended December 31, 2020, our average base fare was $114.96, compared to $111.08 for the year ended December 31, 2019. The net change is the result of a strong start to 2020 with higher average fares followed by a significant drop in passengers due to COVID-19.  This significant drop in passengers resulted in only a minimal impact on the year ended December 31, 2020 average base fare.

Charter Service. Charter service revenue decreased by $76,431, or 44%, to $98,130 for the year ended December 31, 2020 from $174,562 for the year ended December 31, 2019. The COVID-19 pandemic drove a decrease in our charter service revenue due to a decrease in the number of charter flights for our casino and sports customers and the U.S. Department of Defense, resulting in a 38% decrease in charter departures. Our charter service revenue began to rebound in the second half of 2020 as charter customers such as the U.S. Department of Defense and large university sports teams continued to fly throughout the year ended December 31, 2020, while our casino customers subject to long term contracts began flying again in June 2020. In addition, we entered into a contract with Major League Soccer to provide charter flights for professional soccer teams which commenced in August 2020.

Ancillary. Ancillary revenue decreased by $50,103, or 42%, to $68,055 for the year ended December 31, 2020 from $118,158 for the year ended December 31, 2019. The decline in passenger demand due to the COVID-19 pandemic resulted in lower demand for air travel-related services such as baggage fees, seat selection and upgrade fees, and on-board sales. This decrease was partially offset by an increase in ancillary revenue on a per passenger basis which is largely related to increased itinerary service fees. Specifically, ancillary revenue was $40.53 per passenger in the year ended December 31, 2020, up from $33.14 per passenger in the year ended December 31, 2019. The increase in ancillary revenue per passenger in 2020 relative to 2019 was a result of increased demand for ancillary products and revenue optimization efforts.

Cargo. Revenue from cargo services was $36,809 for the year ended December 31, 2020, with no comparative revenue for the year ended December 31, 2019. All of our 2020 cargo service revenue related to the commencement of air cargo transportation services under the ATSA with Amazon in May 2020. In June 2020, we entered into an amendment to the ATSA with Amazon that added two additional aircraft to the agreement, which were delivered in the fourth quarter of 2020, bringing the total number of aircraft we fly for Amazon to 12.

Other. Other revenue decreased by $7,106, or 57%, to $5,445 for the year ended December 31, 2020 from $12,551 for the year ended December 31, 2019. The decrease in our other revenue was driven by lower bookings for our Sun Country Vacations products due to a decline in demand for leisure travel related to the COVID-19 pandemic.

Operating Expenses

Aircraft Fuel. Aircraft fuel expense decreased by $82,274, or 50%, to $83,392 for the year ended December 31, 2020, as compared to $165,666 for the year ended December 31, 2019. The decrease was primarily driven by a 44% decrease in fuel gallons consumed due to our decreased level of operations as a result of reduced demand relating to the COVID-19 pandemic. Further contributing to the decrease in aircraft fuel expense was a 30% decline in average price per gallon of fuel which was driven by lower worldwide demand as a result of the COVID-19 pandemic. These decreases were partially offset by mark-to-market losses of $14,259 in the year ended December 31, 2020 compared to mark-to-market gains of $10,126 in the year ended December 31, 2019 from our fuel derivative contracts associated with our economic fuel hedges.

The primary components of Fuel Expense are shown in the following table:

	Year Ended December 31,			%
	2020	2019	Change	Change
Total Aircraft Fuel Expenses	$83,392	$165,666	$(82,274)	(50)%
Exclude: Fuel Derivative Gains (Losses)	(14,259)	10,126	(24,385)	NM
Other Excluded Items	313	444	(131)	(30)%
Aircraft Fuel Expenses, excluding derivatives	$69,446	$176,236	$(106,790)	(61)%
Fuel Gallons Consumed (thousands)	43,844	78,042	(34,198)	(44)%
Fuel Cost per Gallon, excluding derivatives	$1.58	$2.26	$(0.68)	(30)%

(1)"NM" stands for not meaningful

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased by $902, or 1%, to $141,641 for the year ended December 31, 2020, as compared to $140,739 for the year ended December 31, 2019. The increase was primarily due to increased headcount, primarily related to insourcing certain ground handling operations, and to increased pilot pay and per diems to support operations under the ATSA. The increase was partially offset by a decrease in expenses related to employee benefits, reduction in flight attendant headcount, and call center staffing due to lower volume of calls. Additionally, the grants under the Payroll Support Program received in the second and third quarters of 2020 restricted us from taking measures to reduce headcount through September 30, 2020 in response to the decline in operations. Our cargo segment was responsible for $20,452 of the consolidated salaries, wages, and benefits expense for the year ended December 31, 2020 and was driven by headcount to support the operations and aircraft under the ATSA.

Aircraft Rent. Aircraft rent expense decreased by $18,919, or 38%, to $30,989 for the year ended December 31, 2020, as compared to $49,908 for the year ended December 31, 2019. Aircraft rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (for which the expense is recorded within aircraft rent) to owned aircraft and aircraft under finance leases (for which the expense is recorded within depreciation and amortization). Specifically, in the year ended December 31, 2020 we purchased two aircraft previously under operating lease and leased two fewer seasonal aircraft. Additionally, a 42% decrease in passenger block hours resulted in a decrease in supplemental rent. The decrease in aircraft rent expense was partially offset by a reduction in the amortization of over-market liabilities on six aircraft recorded as a result of acquisition accounting for the acquisition by the Apollo Funds, of which three were returned at the end of their lease terms during 2019, and three were financed using the 2019-01 EETC following their lease maturity during the year ended December 31, 2020.

Maintenance. Maintenance materials and repair expense decreased by $7,870, or 22%, to $27,416 for the year ended December 31, 2020, as compared to $35,286 for the year ended December 31, 2019. The decrease was driven primarily by the COVID-19 pandemic which caused reduced aircraft utilization, as measured by a 28% decrease in total block hours and a 27% decrease in flight cycles. These factors ultimately resulted in fewer maintenance events and lower major and routine maintenance costs. The decrease in maintenance expense was partially offset by an increase in scheduled heavy maintenance for our passenger aircraft fleet and line maintenance on the additional aircraft under the ATSA related to our cargo operations. Our cargo segment was responsible for $4,959 of the consolidated maintenance expense for the year ended December 31, 2020, driven by expenses for line maintenance on aircraft operated under the ATSA.

Sales and Marketing. Sales and marketing expense decreased by $18,818, or 53%, to $16,570 for the year ended December 31, 2020, as compared to $35,388 for the year ended December 31, 2019. The decrease was primarily due to a $7,052 reduction in credit card processing fees related to lower sales on our scheduled service. Additionally, there was a $2,016 decrease in advertising costs, a $6,142 decrease in global distribution systems fees associated with the decrease in scheduled service and a $1,268 decrease in travel agent commissions, all due to the COVID-19 pandemic.

Depreciation and Amortization. Depreciation and amortization expense increased by $13,209, or 38%, to $48,086 for the year ended December 31, 2020, as compared to $34,877 for the year ended December 31, 2019. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft in connection with our 2019-1 EETC and aircraft under finance leases (for which expense is recorded within depreciation and amortization). Specifically, the increase is due to the incremental depreciation related to one aircraft previously under an operating lease which was amended and converted into a finance lease in December 2019, one incremental aircraft obtained through a new finance lease, one aircraft we purchased in December 2019, two aircraft we purchased in the year ended December 31, 2020 which were previously under operating leases and two aircraft we purchased in the year ended December 31, 2020 which were new additions to the fleet.

Ground Handling. Ground handling expense decreased by $21,123, or 51%, to $20,596 for the year ended December 31, 2020, as compared to $41,719 for the year ended December 31, 2019. The decrease was primarily due to the 27% decline in departures. Additionally, we began insourcing our MSP operations in April 2020, contributing to a reduction of $4,434 in ground handling expenses, but resulting in higher salaries, wages and benefits.

Landing Fees and Airport Rent. Landing fees and airport rent decreased by $13,144, or 30%, to $31,256 for the year ended December 31, 2020, as compared to $44,400 for the year ended December 31, 2019. The decrease was driven by the 27% reduction in departures during the year ended December 31, 2020. Our cargo segment was responsible for $281 of the consolidated landing fees and airport rent for the year ended December 31, 2020, driven by allocated airport rent.

Special Items, net. Special items, net was an income of $64,563 for the year ended December 31, 2020 and an expense of $7,092 for the year ended December 31, 2019. For the year ended December 31, 2020, Special items, net included a $62,312 credit related to funds received under the CARES Act Payroll Support Program, to be used exclusively for the continuation of payments for salaries, wages, and benefits, and $2,328 in refundable tax credits related to employee retention under the CARES Act. For the year ended December 31, 2019, Special items, net included a charge of $7,578 related to contractual obligations for retired technology. In connection with implementing our new reservations systems, we incurred obligations under the contracts for our existing systems that were being phased out ahead of their scheduled contract terms, creating an expense that is not reflective of the normal operations of the company. We also incurred expense of $714 in connection with the write-off of assets in connection with the relocation of our headquarters in 2019. Special items, net for the year ended December 31, 2019 was partially offset by $1,200 of proceeds from the sale of unused airport slot rights. We are not in the business of buying and selling operating rights and we do not hold any other remaining airport slot rights; therefore this gain does not reflect our core business operations. Our cargo segment was responsible for $10,721 of the consolidated income from consolidated special items, net for the year ended December 31, 2020, driven by allocated amounts from the CARES Act, based on the respective segment salaries, wages and benefits.

Other Operating, net. Other operating, net expense decreased by $19,469, or 29%, to $48,718 for the year ended December 31, 2020, as compared to $68,187 for the year ended December 31, 2019. This decrease was primarily driven by our lower level of operations related to the COVID-19 pandemic which resulted in reduced crew and other employee travel costs, interrupted trip expenses, catering expenses, and other operational overhead costs. Our cargo segment was responsible for $6,838 of our consolidated other operating, net expense for the year ended December 31, 2020.

Non-operating Income (Expense)

Interest Income. Interest income decreased $560 in the year ended December 31, 2020 related to lower average cash balances.

Interest Expense. Interest expense increased by $4,903, or 29%, to $22,073 for the year ended December 31, 2020, as compared to $17,170 for the year ended December 31, 2019. The increase was primarily due to debt issued for the acquisition of new aircraft and spare engines, including new debt incurred in connection with the 2019-1 EETC.

Other, net. Other, net expense decreased $1,358, or 79%, to $371 for the year ended December 31, 2020, as compared to $1,729 for the year ended December 31, 2019. The decrease is mainly due to early-out payments and other expenses incurred in connection with outsourcing certain ground operations during the year ended December 31, 2019, which did not occur in the year ended December 31, 2020.

Income Tax Expense. Our effective tax rate was 16.6% for the year ended December 31, 2020, as compared to 23.5% for the year ended December 31, 2019. Our tax rate can vary depending on the amount of income we earn in each state and the state tax rate applicable to such income.

Segment Information

For the Years Ended December 31, 2021 and 2020

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020 (1)
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$531,587	$91,428	$623,015	$364,677	$36,809	$401,486
Operating Expenses:
Aircraft Fuel	128,863	247	129,110	83,392	—	83,392
Salaries, Wages, and Benefits	135,721	42,486	178,207	121,189	20,452	141,641
Aircraft Rent	17,653	—	17,653	30,989	—	30,989
Maintenance	29,537	10,558	40,095	22,457	4,959	27,416
Sales and Marketing	22,060	—	22,060	16,570	—	16,570
Depreciation and Amortization	54,914	105	55,019	48,086	—	48,086
Ground Handling	26,981	—	26,981	20,596	—	20,596
Landing Fees and Airport Rent	40,230	496	40,726	30,975	281	31,256
Special Items, net	(47,056)	(18,400)	(65,456)	(53,842)	(10,721)	(64,563)
Other Operating, net	56,428	15,152	71,580	41,880	6,838	48,718
Total Operating Expenses	465,331	50,644	515,975	362,292	21,809	384,101
Operating Income	$66,256	$40,784	$107,040	$2,385	$15,000	$17,385
Adjustment for Special Items	(47,056)	(18,400)	(65,456)	(53,842)	(10,721)	(64,563)
Operating Income (Loss), Excluding Special Items	$19,200	$22,384	$41,584	$(51,457)	$4,279	$(47,178)
Operating Margin %, Excluding Special Items	4%	24%	7%	(14)%	12%	(12)%
(1)	Air cargo operations with Amazon commenced in May 2020.

Passenger. Passenger operating income increased by $63,871 to $66,256 for the year ended December 31, 2021 from $2,385 for the year ended December 31, 2020. For more information on the changes in the components of operating income for the Passenger segment, refer to the consolidated results of operations discussion above.

Cargo. Cargo operating income was $40,784 for the year ended December 31, 2021, as compared to $15,000 for the year ended December 31, 2020. As Amazon air cargo operations commenced in May 2020, the Cargo segment was ramping up operations during 2020. For more information on the components of operating income for the Cargo segment, refer to the Consolidated Results of Operations discussion above, where we more fully describe the cargo expenses embedded within each financial statement line item.

For the Years Ended December 31, 2020 and 2019

	Year Ended			Year Ended
	December 31, 2020 (1)			December 31, 2019 (1)
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$364,677	$36,809	$401,486	$701,384	$—	$701,384
Operating Expenses:
Aircraft Fuel	83,392	—	83,392	165,666	—	83,392
Salaries, Wages, and Benefits	121,189	20,452	141,641	140,739	—	141,641
Aircraft Rent	30,989	—	30,989	49,908	—	30,989
Maintenance	22,457	4,959	27,416	35,286	—	27,416
Sales and Marketing	16,570	—	16,570	35,388	—	16,570
Depreciation and Amortization	48,086	—	48,086	34,877	—	48,086
Ground Handling	20,596	—	20,596	41,719	—	20,596
Landing Fees and Airport Rent	30,975	281	31,256	44,400	—	31,256
Special Items, net	(53,842)	(10,721)	(64,563)	7,092	—	(64,563)
Other Operating, net	41,880	6,838	48,718	68,187	—	48,718
Total Operating Expenses	362,292	21,809	384,101	623,262	—	384,101
Operating Income	$2,385	$15,000	$17,385	$78,122	$—	$317,283
Adjustment for Special Items	(53,842)	(10,721)	(64,563)	7,092	—	(64,563)
Operating Income (Loss), Excluding Special Items	$(51,457)	$4,279	$(47,178)	$85,214	$—	$252,720
Operating Margin %, Excluding Special Items	(14)%	12%	(12)%	12%	—%	36%
(1)	Air cargo operations with Amazon commenced in May 2020.

Passenger. Passenger operating income decreased $75,737, or 97%, to $2,385 for the year ended December 31, 2020 from $78,122 for the year ended December 31, 2019. For more information on the changes in the components of operating income for the Passenger segment, refer to the consolidated results of operations discussion above.

Cargo. Cargo operating income was $15,000 for the year ended December 31, 2020, as compared to $0 for the year ended December 31, 2019. As air cargo operations commenced in May 2020, the Cargo segment was not applicable to fiscal year 2019. For more information on the components of operating income for the Cargo segment, refer to the consolidated results of operations discussion above, where we more fully describe the cargo expenses embedded within each financial statement line item.

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

As derivations of operating income and net income, Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate these measures in the same manner. As a result, derivations of operating income and net income, including Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income, as presented may not be directly comparable to similarly titled measures presented by other companies. For the foregoing reasons, Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income have significant limitations which affect their use as indicators of our profitability and valuation. Accordingly, readers are cautioned not to place undue reliance on this information.

The following table presents the reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss), and Adjusted Operating Income Margin (Loss) for the periods presented below.

	Year Ended December 31,
	2021	2020	2019
Adjusted Operating Income Margin (Loss) reconciliation:
Operating Revenue	$623,015	$401,486	$701,384
Operating Income	107,040	17,385	78,122
Special Items, net (a)	(65,456)	(64,563)	7,092
Stock compensation expense	5,562	2,110	1,888
Voluntary leave expense (b)	—	4,881	—
TRA expenses (c)	320	—	—
Other Adjustments (d)	3,015	—	226
Adjusted Operating Income (Loss)	$50,481	$(40,187)	$87,328
Operating Income Margin	17.2%	4.3%	11.1%
Adjusted Operating Income Margin (Loss)	8.1%	(10.0)%	12.5%
(a)	The adjustments include Special Items, net, as presented in Note 15 of the Company’s Consolidated Financial Statements.
(b)	This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.
(c)	This represents the one-time costs to establish the TRA with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 13 of the Company’s Consolidated Financial Statements.

(d)	Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA, and for the year ended December 31, 2019, expenses incurred in terminating work on a planned new crew base.

The following table presents the reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) for the periods presented below.

	Year Ended December 31,
	2021	2020	2019
Adjusted Net Income (Loss) reconciliation:	$77,470	$(3,904)	$46,072
Net Income (Loss)

Special Items, net (a)	(65,456)	(64,563)	7,092
Stock compensation expense	5,562	2,110	1,888
Voluntary leave expense (b)	—	4,881	—
Loss on asset transactions, net	3	413	745
Early pay-off of US Treasury loan	842	—	—
Loss on refinancing credit facility	382	—	—
Secondary Offering Costs	1,763	—	—
TRA expenses (c)	320	—	—
TRA adjustment (d)	(16,400)	—	—
Other Adjustments (e)	3,015	—	226
Income tax effect of adjusting items, net (f)	12,321	13,147	(2,289)
Adjusted Net Income (Loss)	$19,822	$(47,916)	$53,734
(a)	The adjustments include Special Items, net, as presented in Note 15 of the Company’s Consolidated Financial Statements.
(b)	This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.
(c)	This represents the one-time costs to establish the TRA with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 13 of the Company’s Consolidated Financial Statements.
(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).
(e)	Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA, and for the year ended December 31, 2019, expenses incurred in terminating work on a planned new crew base.
(f)	The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period. The TRA adjustment is not tax deductible and therefore not included in this adjustment.

Adjusted EBITDAR

Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“Adjusted EBITDAR”) is a non-GAAP measure included as supplemental disclosure because we believe it is a valuation measure commonly used by investors, securities analysts, and other interested parties in the industry to compare airline companies and derive valuation estimates without consideration of airline capital structure or aircraft ownership methodology. We believe that while items excluded from Adjusted EBITDAR may be recurring in nature and should not be disregarded in evaluation of our earnings performance, Adjusted EBITDAR is useful because its calculation isolates the effects of financing in general, the accounting effects of capital spending and acquisitions (primarily aircraft, which may be acquired directly, directly subject to acquisition debt, by finance lease or by operating lease, each of which is presented differently for accounting purposes), and income taxes, which may vary significantly between periods and for different companies for reasons unrelated to overall operating performance. Adjusted EBITDAR should not be viewed as a measure of overall performance or considered in isolation or as an alternative to net income because it excludes aircraft rent, which is a normal, recurring cash operating expense that is necessary to operate our business. We have historically incurred substantial rent expense due to our legacy fleet of operating leased aircraft, which are currently being transitioned to owned aircraft.

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

The following table presents the reconciliation of Net Income (Loss) to Adjusted EBITDAR for the periods presented below.

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDAR Reconciliation:
Net Income (Loss)	$77,470	$(3,904)	$46,072
Special Items, net (a)	(65,456)	(64,563)	7,092
Stock Compensation expense	5,562	2,110	1,888
Voluntary leave expense (b)	—	4,881	—
Loss on asset transactions, net	3	413	745
Secondary Offering Costs	1,763	—	—
TRA expenses (c)	320	—	—
TRA adjustment (d)	(16,400)	—	—
Interest Income	(85)	(377)	(937)
Interest expense	26,326	22,073	17,170
Provision for income taxes	17,953	(778)	14,088
Depreciation and Amortization	55,019	48,086	34,877
Aircraft rent	17,653	30,989	49,908
Other Adjustments (e)	3,015	—	226
Adjusted EBITDAR	$123,143	$38,930	$171,129
(a)	The adjustments include Special Items, net, as presented in Note 15 of the Company’s Consolidated Financial Statements.
(b)	This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.
(c)	This represents the one-time costs to establish the TRA with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 13 of the Company’s Consolidated Financial Statements.
(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).

(e)

Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA, and for the year ended December 31, 2019, expenses incurred in terminating work on a planned new crew base.

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

Starting in 2020 when we launched our cargo operations, we have excluded costs related to the cargo operations as these operations do not create ASMs. The cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment but have been captured in other line items used in the Adjusted CASM calculation. We also exclude certain commissions and other costs of selling our vacation products from Adjusted CASM as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and at long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.

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

The following tables present the reconciliation of CASM to Adjusted CASM.

	Year Ended December 31,
	2021		2020		2019
	Operating	Per ASM	Operating	Per ASM	Operating	Per ASM
	Expenses	(in cents)	Expenses	(in cents)	Expenses	(in cents)
CASM	$515,975	8.86	$384,101	8.91	$623,262	8.82
Less:
Aircraft fuel	129,110	2.22	83,392	1.93	165,666	2.35
Stock Compensation expense	5,562	0.10	2,110	0.05	1,888	0.03
Special items, net (a)	(65,456)	(1.12)	(64,563)	(1.50)	7,092	0.10
Voluntary leave expense (b)	—	—	4,881	0.12	—	—
TRA Expense (c)	320	0.01	—	—	—	—
Cargo expenses, not already adjusted above	67,203	1.15	31,429	0.73	—	—
Sun Country Vacations	781	0.01	589	0.01	2,448	0.03
Other Adjustments (d)	3,015	0.05	—	—	226	—
Adjusted CASM	$375,440	6.44	$326,263	7.57	$445,942	6.31
Available Seat Miles	5,826,827		4,311,142		7,064,563
(a)	The adjustments include Special Items, net, as presented in Note 15 of the Company’s Consolidated Financial Statements.
(b)	This represents expenses related to a voluntary employee leave program in response to the COVID-19 pandemic, a portion of which is offset by the CARES Act Payroll Support Program as the benefit of this program is also adjusted as a component of Special Items, net.
(c)	This represents the one-time costs to establish the TRA with our pre-IPO stockholders, plus the quarterly cost to revalue the liability balance. See Note 13 of the Company’s Consolidated Financial Statements.
(d)	Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA, and for the year ended December 31, 2019, expenses incurred in terminating work on a planned new crew base.

Liquidity and Capital Resources

The airline business is capital intensive and our ability to successfully execute our business strategy is largely dependent on the continued availability of capital on attractive terms and our ability to maintain sufficient liquidity. We have historically funded our operations and capital expenditures primarily through cash from operations, proceeds from stockholders’ capital contributions, the issuance of promissory notes, our 2019-1 EETC financing, and the Delayed Draw Term Loan Facility. In March 2021, the Company offered 9,090,909 shares of common stock to the public at $24.00 per share. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued and the net proceeds to the Company were $225,329 after deducting underwriting discounts and commissions, and other offering expenses.

Our primary sources of liquidity as of December 31, 2021 included our existing cash and cash equivalents of $309,338 and short-term investments of $6,283, our expected cash generated from operations and our $25,000 Revolving Credit Facility, which was undrawn as of December 31, 2021. In addition, we had restricted cash of $8,447 as of December 31, 2021, which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once transportation is provided.

During 2021, we received grants totaling $71,587 from the Treasury under PSP2 and PSP3. We received a total of $62,312 in assistance from the Treasury in 2020 as part of the Payroll Support Program under the CARES Act. We also received a CARES Act Loan of $45,000 in October 2020. In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2022, if ordered by the DOT; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022 under PSP3; and restrictions on the payment of certain executive compensation until April 1, 2023 under PSP3. A portion of the proceeds from our initial public offering was used to repay in full all amounts outstanding under the CARES Act Loan.

On February 10, 2021, Sun Country, Inc., our wholly-owned subsidiary (the “Borrower”), entered into the Credit Agreement, which provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility, which we refer to collectively as the “Credit Facilities,” and repaid in full all borrowings outstanding under the Company’s prior $25,000 asset-based revolving credit facility. The Revolving Credit Facility matures on the earlier of (i) February 10, 2026 and (ii) to the extent the sum of (x) the amount unused commitments under the Delayed Draw Term Loan Facility and (y) the amount of loans under the Delayed Draw Term Loan Facility exceeds $25,000 on such date, the date that is 180 days prior to February 10, 2026. The Delayed Draw Term Loan Facility matures on February 10, 2026. The Delayed Draw Term Loan Facility is available only to finance the acquisition of aircraft and engines and is not available for working capital or other general corporate purposes. Only the $25,000 Revolving Credit Facility portion of the Credit Facilities is available for general corporate purposes and as a general source of liquidity. During 2021, we drew $80,500 on the Delayed Draw Term Loan Facility, and $77,481 remained outstanding on December 31, 2021.

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

Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, debt repayments and working capital requirements. Our single largest capital expenditure requirement relates to the acquisition of aircraft, which we have historically acquired through operating leases, finance leases, and debt. After our IPO in March of 2021, we began purchasing aircraft and engines with cash.

We plan to grow the passenger fleet to an estimated 50 aircraft by the end of 2023. We may finance additional aircraft through debt financing or finance leases based on market conditions, our prevailing level of liquidity and capital market availability. We may also enter into new operating leases on an opportunistic basis.

In addition to funding the acquisition of aircraft, we are required by our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Consolidated Balance Sheet. A portion of our deposits is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the aircraft leases.

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

The table below presents the major indicators of financial condition and liquidity:

	December 31,
	2021	2020	2019
Cash and Cash Equivalents	$309,338	$62,028	$51,006
Investments	6,283	5,624	5,694

Long-term Debt	277,426	282,463	86,917
Finance Lease Obligations	192,155	107,170	197,355
Operating Lease Obligations	76,041	147,199	172,490
Total Debt and Lease obligations	$545,622	$536,832	$456,762
Stockholders' Equity	486,811	283,817	283,724
Total Invested Capital	$1,032,433	$820,649	$740,486

Debt-to-Capital	0.53	0.65	0.62

Sources and Uses of Liquidity

	Year Ended December 31,
	2021	2020	2019
Total Operating Activities	$152,013	$374	$63,272

Investing Activities:
Purchases of Property & Equipment	(116,369)	(96,298)	(69,816)
Other	(604)	270	252
Total Investing Activities	(116,973)	(96,028)	(69,564)

Financing Activities:
Cash from Stock Offering, net	227,510	—	—
Proceeds from Borrowings	80,500	265,307	41,630
Proceeds Received for Amazon Warrants	—	—	4,667
Repayment of Finance Leases	(11,931)	(89,697)	(8,258)
Repayment of Borrowings	(85,370)	(69,906)	(10,153)
Debt Issuance Costs	(2,560)	(4,186)	(557)
Other	4,233	21	—
Total Financing Activities	212,382	101,539	27,329

Net Increase in Cash	$247,422	$5,885	$21,037

“Cash” consists of Cash, Cash Equivalents and Restricted Cash

Operating Cash Flow Activities

Operating activities in the year ended December 31, 2021 provided $152,013 of cash, as compared to providing $374 and $63,272 in the years ended December 31, 2020 and 2019, respectively. During those three year periods, Net Income (Loss) was $77,470, ($3,904) and $46,072, respectively.

Our operating cash flow is primarily impacted by the following factors:

Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months.

Fuel. Fuel expense represented approximately 25%, 22% and 27% of our total operating expense for the years ended December 31, 2021, 2020 and 2019, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption increased during 2021 compared to prior year, consistent with increased passengers as the impact of the pandemic subsides.

CARES Act. During the year ended December 31, 2021 we received $71,587 in CARES Act grants. During the year ended December 31, 2020 we received $62,312 in CARES Act grants.

Investing Cash Flow Activities

Capital Expenditures. Our capital expenditures were $116,369 and $96,298 for the year ended December 31, 2021 and 2020, respectively. Our capital expenditures during the year ended December 31, 2021 were primarily related to the purchases of six existing aircraft previously under operating leases that were financed through draws on the Delayed Draw Term Loan Facility. Overall, we invested $97,388 to purchase seven aircraft (including the six noted above) and three engines in 2021, as compared to investing $88,561 on four aircraft and one engine in the 2020. During the year ended December 31, 2021, we also purchased a flight simulator for $4,909.

Financing Cash Flow Activities

IPO. On March 16, 2021, the Company offered 9,090,909 shares of common stock to the public at $24.00 per share. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued and the net proceeds to the Company were $225,329 after deducting underwriting discounts and commissions, and other offering expenses.

Debt. In the year ended December 31, 2021, we incurred $80,500 in new debt under the $90,000 Delayed Draw Term Loan Facility, primarily to purchase six aircraft, which were previously under operating leases. In 2020 we incurred $220,307 in debt under the 2019-1 EETC, primarily to purchase two aircraft new to the Company, purchase two aircraft which were previously under operating leases, purchase five aircraft which were previously under finance leases, as well as to refinance three other owned aircraft. In October 2020, we received a Cares Act Loan of $45,000 which was repaid in full on March 24, 2021. In addition, during 2021 we repaid $39,951 of other debt. In 2020, we repaid $89,697 toward finance lease obligations, primarily related to the buy-out of five aircraft. In 2020 we repaid $69,906 of outstanding debt, primarily related to the refinancing of three aircraft.

For additional information regarding these financing arrangements, see Note 8 of the Notes to the Consolidated Financial Statements.

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

Pass-Through Trusts. We have equipment notes outstanding issued under the 2019-1 EETC. Generally, the structure of the EETC financings consists of pass-through trusts created by us to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of Sun Country. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by us and secured by our aircraft. The payment obligations under the equipment notes are those of Sun Country. We purchased or refinanced 13 aircraft utilizing these certificates and the obligations are listed in Note 8 – Debt.

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

Commitments and Contractual Obligations

We have contractual obligations comprised of aircraft leases and supplemental maintenance reserves, payment of debt and interest and other lease arrangements. As of December 31, 2021, we also have a contractual obligation to pay our pre-IPO stockholders under the terms of the Tax Receivable Agreement.

The agreement provides for the payment by the Company to the pre-IPO stockholders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company realizes as a result of certain tax attributes that existed at the time of the IPO. For additional information regarding this agreement, see Note 13 of the Notes to the Consolidated Financial Statements.

For additional information, refer to Note 16 Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at December 31, 2021. We had hedges in place during fiscal year 2021, but the last of these hedges expired in September 2021. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for 2022, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $851 excluding any impact associated with fuel derivative instruments held and reimbursed cargo fuel.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Sun Country Airlines Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sun Country Airlines Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Minneapolis, Minnesota

February 18, 2022

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and Cash Equivalents	$309,338	$62,028
Restricted Cash	8,447	8,335
Investments	6,283	5,624
Accounts Receivable, net of an allowance for credit losses of $250 and $224, respectively	30,156	28,690
Short-term Lessor Maintenance Deposits	5,505	3,101
Inventory, net of a reserve for obsolescence of $1,275 and $996, respectively	5,405	5,407
Prepaid Expenses	8,511	8,002
Other Current Assets	1,798	5,553
Total Current Assets	375,443	126,740
Property & Equipment, net:
Aircraft and Flight Equipment	440,356	331,685
Leasehold Improvements and Ground Equipment	20,876	13,526
Computer Hardware and Software	8,785	7,845
Finance Lease Assets	209,457	117,833
Rotable Parts	9,150	8,691
Property & Equipment	688,624	479,580
Accumulated Depreciation & Amortization	(115,013)	(65,065)
Total Property & Equipment, net	573,611	414,515
Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net	89,110	93,110
Operating Lease Right-of-use Assets	61,658	121,269
Aircraft Deposits	10,021	10,253
Long-term Lessor Maintenance Deposits	20,346	22,584
Deferred Tax Asset	18,737	36,216
Other Assets	5,495	6,357
Total Other Assets	427,590	512,012
Total Assets	$1,376,644	$1,053,267

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$39,805	$34,035
Accrued Salaries, Wages, and Benefits	28,527	16,368
Accrued Transportation Taxes	12,736	5,883
Air Traffic Liabilities	118,562	101,075
Derivative Liabilities	—	1,174
Over-market Liabilities	4,309	9,281
Finance Lease Obligations	11,705	11,460
Loyalty Program Liabilities	11,451	7,016
Operating Lease Obligations	17,231	34,492
Current Maturities of Long-term Debt	29,412	26,118
Other Current Liabilities	7,913	6,841
Total Current Liabilities	281,651	253,743
Long-term Liabilities:
Over-market Liabilities	10,428	28,128
Finance Lease Obligations	180,450	95,710
Loyalty Program Liabilities	8,267	15,053
Operating Lease Obligations	58,810	112,707
Long-term Debt	248,014	256,345
Income Tax Receivable Agreement Liability	98,800	—
Other Long-term Liabilities	3,413	7,764
Total Long-term Liabilities	608,182	515,707
Total Liabilities	889,833	769,450
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Common Stock
Common stock with $0.01 par value, 995,000,000 shares authorized, 57,872,452 and 46,839,659 issued and outstanding at December 31, 2021 and 2020, respectively.	579	468
Preferred Stock
Preferred stock with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020.	—	—
Loans to Stockholders	—	(3,500)
Additional Paid In Capital	485,638	248,525
Retained Earnings	594	38,324
Total Stockholders' Equity	486,811	283,817
Total Liabilities and Stockholders' Equity	$1,376,644	$1,053,267

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Revenues:
Passenger	$523,945	$359,232	$688,833
Cargo	91,428	36,809	—
Other	7,642	5,445	12,551
Total Operating Revenue	623,015	401,486	701,384

Operating Expenses:
Aircraft Fuel	129,110	83,392	165,666
Salaries, Wages, and Benefits	178,207	141,641	140,739
Aircraft Rent	17,653	30,989	49,908
Maintenance	40,095	27,416	35,286
Sales and Marketing	22,060	16,570	35,388
Depreciation and Amortization	55,019	48,086	34,877
Ground Handling	26,981	20,596	41,719
Landing Fees and Airport Rent	40,726	31,256	44,400
Special Items, net	(65,456)	(64,563)	7,092
Other Operating, net	71,580	48,718	68,187
Total Operating Expenses	515,975	384,101	623,262
Operating Income	107,040	17,385	78,122

Non-operating Income (Expense):
Interest Income	85	377	937
Interest Expense	(26,326)	(22,073)	(17,170)
Other, net	14,624	(371)	(1,729)
Total Non-operating Income (Expense), net	(11,617)	(22,067)	(17,962)

Income (Loss) before Income Tax	95,423	(4,682)	60,160
Income Tax Expense (Benefit)	17,953	(778)	14,088
Net Income (Loss)	$77,470	$(3,904)	$46,072

Net Income (Loss) per share to common stockholders:
Basic	$1.40	$(0.08)	$0.99
Diluted	$1.31	$(0.08)	$0.96
Shares used for computation:
Basic	55,182,811	46,806,042	46,773,038
Diluted	59,324,040	46,806,042	47,909,413

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Year Ended December 31, 2019
		Common Stock		Loans to		Retained
	Warrants	Shares	Amount	Stockholders	APIC	Earnings	Total
December 31, 2018	40,005,885	6,743,400	$68	$(3,500)	$239,446	$(367)	$235,647
Cumulative Effect of Revenue Standard	—	—	—	—	—	(3,477)	(3,477)
Shares Granted to Stockholders	—	56,665	—	—	—	—	—
Net Income	—	—	—	—	—	46,072	46,072
Amazon Warrants	—	—	—	—	3,594	—	3,594
Stock-based Compensation	—	—	—	—	1,888	—	1,888
December 31, 2019	40,005,885	6,800,065	$68	$(3,500)	$244,928	$42,228	$283,724

Year Ended December 31, 2020
		Common Stock		Loans to		Retained
	Warrants	Shares	Amount	Stockholders	APIC	Earnings	Total
December 31, 2019	40,005,885	6,800,065	$68	$(3,500)	$244,928	$42,228	$283,724
Exercise of Apollo Warrants	(40,005,885)	40,005,885	400	—	(379)	—	21
Net Loss	—	—	—	—	—	(3,904)	(3,904)
Amazon Warrants	—	—	—	—	1,866	—	1,866
Stock-based Compensation	—	33,709	—	—	2,110	—	2,110
December 31, 2020	—	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817

Year Ended December 31, 2021
	Common Stock		Loans to		Retained
	Shares	Amount	Stockholders	APIC	Earnings	Total
December 31, 2020	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817
Exercise of Stock Options	718,985	7	—	4,226	—	4,233
Shares Surrendered by Stockholders	(140,737)	(1)	3,500	(3,499)	—	—
Initial Public Offering	10,454,545	105	—	225,224	—	225,329
Net Income	—	—	—	—	77,470	77,470
Income Tax Receivable Agreement	—	—	—	—	(115,200)	(115,200)
Amazon Warrants	—	—	—	5,600	—	5,600
Stock-based Compensation	—	—	—	5,562	—	5,562
December 31, 2021	57,872,452	$579	$—	$485,638	$594	$486,811

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net Income (Loss)	$77,470	$(3,904)	$46,072
Adjustments to reconcile Net Income (Loss) to Cash from Operating Activities:
Depreciation and Amortization	55,019	48,086	34,877
Tax Receivable Agreement Adjustment	(16,400)	—	—
Operating Lease Right-of-use Assets	16,477	25,880	33,541
Non-Cash (Gain) Loss on Asset Transactions, net	(12,673)	413	1,249
Unrealized (Gain) Loss on Fuel Derivatives	(3,527)	12,206	(10,791)
Amortization of Over-market Liabilities	(5,236)	(10,421)	(14,064)
Deferred Income Taxes	17,480	(789)	14,022
Amazon Warrants Vested	5,600	1,866	—
Stock-based Compensation Expense	5,562	2,110	1,888
Amortization of Debt Issuance Costs	2,463	1,523	481

Changes in Operating Assets and Liabilities:
Accounts Receivable	(481)	(6,282)	(11,353)
Inventory	(484)	(614)	(869)
Prepaid Expenses	(510)	15	2,278
Lessor Maintenance Deposits	(8,089)	(9,415)	(17,466)
Aircraft Lease Deposits	445	1,290	(1,179)
Other Assets	2,351	(5,447)	(566)
Accounts Payable	5,820	(7,174)	9,037
Accrued Transportation Taxes	6,853	(7,845)	3,359
Air Traffic Liabilities	17,486	(15,584)	11,309
Loyalty Program Liabilities	(2,351)	(823)	(5,925)
Operating Lease Obligations	(24,433)	(28,352)	(34,365)
Other Liabilities	13,171	3,635	1,737
Net Cash Provided by Operating Activities	152,013	374	63,272

Cash Flows from Investing Activities:
Purchases of Property & Equipment	(116,369)	(96,298)	(69,816)
Proceeds from the Sale of Property & Equipment	56	200	—
Purchase of Investments	(1,797)	(927)	(3,394)
Proceeds from the Sale of Investments	1,137	997	3,646
Net Cash Used in Investing Activities	(116,973)	(96,028)	(69,564)

Cash Flows from Financing Activities:
Cash Received from Stock Offering	235,894	—	—
Costs of Stock Offering	(8,384)	—	—
Proceeds from Stock Option and Warrant Exercises	4,233	21	—
Proceeds from Borrowings	80,500	265,307	41,630
Proceeds Received for Amazon Warrants	—	—	4,667
Repayment of Finance Lease Obligations	(11,931)	(89,697)	(8,258)
Repayment of Borrowings	(85,370)	(69,906)	(10,153)
Debt Issuance Costs	(2,560)	(4,186)	(557)
Net Cash Provided by Financing Activities	212,382	101,539	27,329

Net Increase in Cash, Cash Equivalents and Restricted Cash	247,422	5,885	21,037
Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	70,363	64,478	43,441
Cash, Cash Equivalents and Restricted Cash--End of the Period	$317,785	$70,363	$64,478

Supplemental information:
Cash Payments for Interest	$23,601	$20,304	$16,424
Cash Payments for Income Taxes, net	$172	$47	$385
Non-cash transactions:
Lease Deposits Applied Against the Purchase of Aircraft	$3,296	$19,976	$—
Aircraft and Flight Equipment Acquired through Finance Leases	$91,134	$—	$108,978
Right-of-use Assets Acquired through Operating Leases	$—	$—	$5,470
Purchases of Property & Equipment in Accounts Payable	$221	$734	$991

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Consolidated Balance Sheets:

	December 31,
	2021	2020	2019
Cash and Cash Equivalents	$309,338	$62,028	$51,006
Restricted Cash	8,447	8,335	13,472
Total Cash, Cash Equivalents and Restricted Cash	$317,785	$70,363	$64,478

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

Equity Transactions

When certain investment funds managed by affiliates of Apollo Global Management, Inc. (the “Apollo Funds”)  purchased the Company in 2018, SCA Horus Holdings, LLC, (the “Apollo Stockholder”) was issued 5,326,755 shares of common stock of SCA Acquisition Holdings, LLC with no par value. Also in 2018, SCA Acquisition Holdings, LLC issued 40,005,885 warrants to the Apollo Stockholder allowing it to acquire shares of common stock of SCA Acquisition Holdings, LLC at the exercise price of approximately $0.0005 per share. On January 31, 2020, all 40,005,885 outstanding warrants were exercised to purchase common stock of SCA Acquisition Holdings, LLC.

In conjunction with the issuance of 1,416,645 shares of common stock of SCA Acquisition Holdings, LLC in 2018 to two stockholders, the Company issued, recourse promissory notes of $3,500, which are included as Loans to Stockholders on the Consolidated Statements of Changes in Stockholders’ Equity. In February of 2021, these promissory notes were repaid in full with equivalent shares of stock. In 2019, an additional 56,665 shares of common stock were issued to one of these stockholders for work performed on the Apollo Funds acquisition of Sun Country.

On January 31, 2020, SCA Acquisition Holdings, LLC was converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Sun Country Airlines Holdings, Inc. In connection with the conversion to a corporation, all of the outstanding shares, warrants and options were converted into shares or rights to shares of Sun Country Airlines Holdings, Inc.

Stock Split

In March 2021, the Company effected an approximately 18.8886 for 1 stock split of its common stock (the “Stock Split”), with exercise prices for outstanding warrants and options adjusted accordingly by dividing such prices by the Stock Split ratio. The $0.01 par value of the common stock was not adjusted in connection with the Stock Split. As a result of the Stock Split, the Company issued an additional 44,226,587 shares of common stock. All references to common stock, warrants to purchase common stock, stock options, per share amounts and related information contained in the accompanying Consolidated Financial Statements and applicable disclosures have been retroactively adjusted to reflect the effect of the Stock Split for all periods.

Initial Public Offering of Common Stock and Other Stock Sales

On March 16, 2021, the Company priced its initial public offering of 9,090,909 shares of common stock to the public at $24.00 per share. The stock began trading on the NASDAQ on March 17, 2021 under the symbol “SNCY”. The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

public offering price, which they exercised. In total, all 10,454,545 shares were issued on March 19, 2021 and the net proceeds to the Company were $225,329 after deducting underwriting discounts and commissions, and other offering expenses.

Concurrently with the closing of the initial public offering, the Apollo Stockholder, also completed a concurrent private placement in which the Apollo Stockholder sold 2,216,312 and 2,216,308 shares of common stock to PAR Investment Partners, L.P. and certain funds or accounts managed by an investment adviser subsidiary of Blackrock, Inc., respectively. Each of the two sales was based on an aggregate purchase price of $50,000 and a price per share equal to 94% of the initial public offering price of $24.00 per share.

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

In October 2021, the Apollo Stockholder and Jude Bricker, the Company’s Chief Executive Officer (together, the “Selling Stockholders”), sold a total of 8,500,000 shares of the Company’s common stock at a public offering price of $32.50 per share. In addition, the Selling Stockholders and another existing stockholder of the Company granted the underwriters a 30-day option to purchase up to 1,275,000 additional shares of the Company’s common stock at the public offering price, less underwriting discounts and commissions. In November 2021, the underwriters elected to purchase 435,291 of the option shares. The Company incurred offering expenses of $1,123 through December 31, 2021, and did not receive any of the proceeds from the offering. All proceeds went to the Apollo Stockholder, Jude Bricker, and the third selling stockholder.

Amazon Agreement

On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon to provide cargo services under an Air Transportation Services Agreement (the “ATSA”). The agreement is structured for the Company to provide crew, maintenance, and insurance services to Amazon. Sun Country began flying for Amazon in May 2020. On June 30, 2020, Amazon and the Company signed an amendment to the December 2019 agreement that increased the number of aircraft Sun Country operates from 10 to 12.

In December 2019, in connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. The exercise period of these warrants is through the eighth anniversary of the issue date. Of the 9,482,606 total Amazon warrants issued, 632,183 vested upon execution of the ATSA in December 2019. Thereafter, an additional 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the years ended December 31, 2021 and 2020, 758,608, and 252,869 total warrants vested, respectively. This resulted in Amazon holding 1,643,660 vested warrants as of December 31, 2021.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All material intercompany balances and transactions have been eliminated in consolidation.

Certain prior period Stockholders’ Equity amounts were reclassified to conform to the current period presentation. This involved reducing the Common Stock values to $0.01 times the shares outstanding and reclassifying the remaining dollars to Additional Paid-In Capital. These reclasses were $238,694, $239,073, and $239,073 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company operates its fiscal year on a calendar year basis.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, equity-based compensation, tax receivable agreement, lease accounting, impairment of goodwill, impairment of long-lived and intangible assets, air traffic liabilities, the loyalty program, as well as the valuation of Amazon warrants.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the Consolidated Financial Statements.

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

Revenue Recognition – Scheduled passenger service, charter service, and most ancillary revenues are recognized when the passenger flight occurs. Revenues exclude amounts collected on behalf of other parties, including transportation taxes.

The Company initially defers ticket sales as an air traffic liability and recognizes revenue when the passenger flight occurs. Unused non-refundable tickets expire at the date of scheduled travel and are recorded as revenue unless the customer notifies the Company in advance of such date that the customer will not travel. If notification is made, a travel credit is created for the face value less applicable change fees. Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. A portion of travel credits will expire unused. The Company records an estimate for travel credits that will expire unused in passenger revenue. These estimates are based on historical experience of travel credit activity and consider other facts, such as recent program changes and modifications that could affect the ultimate usage patterns of tickets and travel credits.

Ancillary revenue for baggage fees, seat selection fees, and on-board sales is recognized when the associated flight occurs. Revenue for change fees is deferred and recognized when the passenger travel is provided. Fees received in advance of the flight date are initially recorded as an air traffic liability.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Charter revenue is recognized at the time of departure when transportation is provided. Cargo revenue is typically recognized based on hours flown, number of flights, and the amount of aircraft resources provided during a reporting period. The ATSA contains three performance obligations: Flight Services, Heavy Maintenance and Fuel. As Sun Country is the principal in providing Flight Services, revenue and related costs are recognized gross on the Statement of Operations. Sun Country acts as the agent in providing the Heavy Maintenance and Fuel performance obligations, which are reimbursed by Amazon based on the actual costs incurred. Consumption of aircraft fuel and heavy maintenance are recognized in revenue, net of the associated costs incurred to fulfill the performance obligations. The transaction price is allocated to the performance obligations based on their relative standalone selling price. The transaction price for flight services, which includes an upfront payment for startup costs, is reduced by the estimated value of warrants to be issued to Amazon based on expected performance under the ATSA.

Loyalty Program Accounting – The Company records a liability for loyalty points earned by passengers under its Sun Country Rewards program using two methods: (1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value net of breakage; and (2) a liability for points attributed to loyalty points issued to the Company’s Visa card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The Company’s Sun Country Rewards program allows for the redemption of points to include payment towards air travel, land travel, taxes, and other ancillary purchases. The Company estimates breakage for loyalty points that are not likely to be redeemed. These estimates are based on historical experience of loyalty point redemption activity and other factors, such as program changes and modifications that could affect the ultimate usage pattern of loyalty points.

Asset Impairment Analysis – Long-lived assets, such as Property & Equipment and finite-lived Intangible Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2021, 2020 or 2019.

Valuation of the TRA Liability – The TRA liability is an estimate based on, among other things, (i) generation of future taxable income over the term of the TRA, (ii) the Company’s participation in future government programs, (iii) stock option activity during periods prior to the commencement of payments under the TRA and (iv) future changes in tax laws. These factors could result in an increase or decrease in the related liability which would be recognized in the Company’s earnings in the period of such change.

Goodwill and Other Intangible Assets – Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Indefinite-Lived Intangible Assets represents a tradename acquired in a business combination. Goodwill and Other Indefinite-Lived Intangible Assets must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that they might be impaired. Goodwill is tested at the reporting unit level. The Company has two reporting units: Passenger Services and Cargo Services.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The value of Goodwill and Other Indefinite-lived Intangible Assets is assessed under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including certain key assumptions, such as the market value of other airlines, fuel prices, the overall economy, passenger yields and changes to the regulatory environment. The Company analyzes these factors to determine if events and circumstances have affected the fair value of Goodwill and Other Indefinite-lived Intangible Assets. If it is determined that it is more likely than not that the asset may be impaired, the Company uses a quantitative approach to determine the reporting unit or intangible asset’s fair value incorporating the key assumptions listed below. An impairment charge is recorded for the amount of carrying value that exceeds the determined fair value as of the testing date.

When the Company evaluates Goodwill for impairment using a quantitative approach, the Company estimates the fair value of the Company by considering the number of Sun Country common shares outstanding times the market price per share (a market approach) and projected discounted future cash flows utilizing operating margins of the two reporting units (an income approach). When the Company performs a quantitative impairment assessment of indefinite-lived intangible assets, fair value is estimated based on (1) recent market transactions, where available, (2) the royalty method for the Sun Country tradename (which assumes hypothetical royalties generated from using the Company’s tradename) or (3) projected discounted future cash flows (an income approach).

The Company performed its most recent annual Goodwill and Other Indefinite-Lived Intangible Assets impairment analysis as of October 1, 2021 and did not recognize any impairment losses for the years ended December 31, 2021, 2020 or 2019.

Cash and Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at several financial institutions; at times, such balances may be in excess of insurance limits. The Company has not experienced any losses on these balances.

Restricted Cash – Charter revenue receipts received prior to the date of transportation are recorded as Restricted Cash and as a component of the Air Traffic Liabilities. Department of Transportation ("DOT") regulations require that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once transportation is provided, which is typically within 12 months of booking.

Investments – Investments consist of certificates of deposit and are recorded at cost, plus accrued interest. The certificates of deposit serve as collateral for letters of credit required by various airports and other vendors. All of the certificates have original maturities greater than 90 days.

Accounts Receivable – Accounts receivable are recorded at the amount due from customers and do not bear interest. They consist primarily of amounts due from Amazon, credit card companies associated with ticket sales and charter service customers. The balances at December 31, 2021 and 2020 also included $2,163 and $2,178, respectively, due from aircraft lessors related to maintenance deposits. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. During the years ended December 31, 2021, 2020 and 2019, $17, $982 and $343 in accounts receivable were written off, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Lessor Maintenance Deposits – The Company’s aircraft lease agreements provide that the Company pay maintenance reserves monthly to aircraft lessors to be held as collateral in advance of major maintenance activities required to be performed by the Company. Maintenance reserve payments are variable based on actual flight hours or cycles. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.

Maintenance reserve payments that are expected to be recoverable via reimbursable expenses are reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. These deposits are expected to be reimbursed to the Company upon performance of maintenance activities. Upon completion of the maintenance event, the lessor is billed and the amount due is recorded in Accounts Receivable. Amounts not deemed probable of recovery are expensed as incurred.

At the April 11, 2018 acquisition date of Sun Country, Inc. (the “Acquisition Date”), the Company established a contra-asset to represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition Date. As reimbursable maintenance events are performed and maintenance expense is incurred, the contra-asset is recognized as a reduction to Maintenance expense.

Inventory – Parts related to flight equipment, which cannot be economically repaired, reconditioned or reused after removal from the aircraft, are carried at average cost and charged to operations as consumed. An allowance for obsolescence is provided over the remaining useful life of the related fleet for spare parts expected to be on hand at the date that aircraft type is retired from service. The Company also provides an allowance for parts identified as excess to reduce the carrying costs to the lower of cost or net realizable value. These parts are assumed to have an estimated residual value of 10% of the original cost.

Property & Equipment – Property and equipment are recorded at cost or fair value at the Acquisition Date and depreciated on a straight-line basis to an estimated residual value over their estimated useful lives or lease term, whichever is shorter, as follows:

Airframes	10-25 years (depending on age)
Engines – Core	7 or 12 years (based on remaining cycles)
Engines - Initial Greentime (time remaining until the first scheduled major maintenance event)	1st scheduled maintenance event
Leasehold Improvements, Aircraft, other	3-25 years (or life of lease, if shorter)
Office and Ground Equipment	5-7 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases	3-25 years (or life of lease, if shorter)
Rotable Parts	6-16 years (average remaining life of aircraft fleet)

Modifications that enhance the operating performance or extend the useful lives of leased airframes are considered leasehold improvements and are capitalized and depreciated over the economic life of the asset or the term of the lease, whichever is shorter. Similar modifications made to owned aircraft are capitalized and depreciated consistent with the Company’s policy.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time to, internal-use software projects.

The Company depreciates Rotable Parts to an estimated residual value using the pooling life method. Depreciation under the pooling life method is calculated over the estimated average useful life of the passenger aircraft fleet.

Leases – Lease classification is evaluated by the Company at lease commencement and when significant amendments are executed. The Company's leases generally do not provide a readily determinable implicit rate; therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The lease term consists of the noncancellable period of the lease and periods covered by options to extend the lease if the Company is reasonably certain to exercise the option. For leases of 12 months or less, the Company expenses lease payments on a straight-line basis over the lease term.

Operating Lease Right-of-Use Asset and Liabilities

For all operating leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability at the lease commencement date based on the estimated present value of future minimum lease payments over the lease term. Operating Lease Right-of-use Assets and Operating Lease Obligations have their own lines on the Consolidated Balance Sheets.

Finance Leases

Finance leases are initially recorded at the net present value of future minimum lease payments. Finance leases generally have one of these five attributes: (a) ownership of the underlying asset transfers to the Company at the end of the lease term, (b) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, (c) the lease term represents the major part of the asset’s economic life, (d) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and (e) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term.

Leased Aircraft Return Costs

The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes, engines, and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. The Company assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Expense associated with lease returns in the standard course of operating the aircraft is included in Maintenance in the Consolidated Statements of Operations.

Airframe and Engine Maintenance – For leased aircraft, the Company applies the expense as incurred method for maintenance events, where routine maintenance, airframe, and engine overhauls are charged to expense as incurred, except certain costs covered by third-party maintenance agreements, which are charged to expense based on an hourly fee, as defined by the contract.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company applies the Built-in Overhaul method for significant maintenance costs of owned engines, as well as to engines acquired via finance leases where the Company is reasonably certain to exercise a purchase option. Under this method, engine values are separated into amounts for life limited parts and “greentime”, representing the value of the engine for the time on-wing remaining until the next anticipated major maintenance event.  Amounts capitalized as life limited parts are depreciated down to a residual value over the useful life.  Initial engine greentime and subsequent major engine maintenance events are capitalized and depreciated until the next anticipated major maintenance event, assuming no residual value. These expenses are reported as a component of Depreciation and Amortization on the accompanying Consolidated Statements of Operations. The estimated period until the next scheduled major maintenance event is estimated based on assumptions such as estimated cycles, hours, and months, required maintenance intervals, and the age/condition of related parts.

Equity Incentive Plan – The Company recognizes all employee equity-based compensation as expense in the Consolidated Financial Statements over the requisite service period. The Company has elected to account for forfeitures as they occur, rather than forecasting the future forfeitures.  See Note 10 for further information on the Equity Incentive Plan.

Co-branded Credit Card Program – Under the Company's co-branded credit card program, funds received for the marketing of a co-branded credit card and delivery of loyalty points are accounted for as a multiple-deliverable arrangement. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent distinct performance obligations. The Company determined the arrangement has two distinct performance obligations: loyalty points to be awarded, and brand and marketing. Funds received are allocated based on relative standalone selling price. Revenue for the brand and marketing performance obligation is recognized as revenue when earned and recorded in Other Revenue. Consideration allocated to loyalty points is deferred and recognized as Passenger Revenue upon future redemption of the points.

Income Taxes – Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce Deferred Tax Assets to the amount expected to be realized. All Deferred Tax Assets and Liabilities, along with any related valuation allowance, are classified as noncurrent on the Consolidated Balance Sheets. Interest and penalties on uncertain tax positions, to the extent they exist, are included in the Company’s provision for income taxes. The provision for income taxes represents the current tax expense for the period and the change during the period in Deferred Tax Assets and Liabilities.

Concentration Risk

Approximately 56% and 41% of the Company’s Accounts Receivable balances as of December 31, 2021, and 2020 were due from Amazon. In addition, approximately 8% and 5% of the Company’s Accounts Receivable balances as of December 31, 2021 and 2020, were due from one financial institution for tickets purchased via credit cards.

Approximately 54%, 57% and 58% of the Company’s fuel purchases were made from two vendors for the years ended December 31, 2021, 2020 and 2019, respectively.

Approximately 46% of the Company’s workforce were under union contracts as of December 31, 2021 with three different unions: Air Line Pilots Association (“ALPA”), International Brotherhood of Teamsters (“IBT”) and

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Transport Workers Union (“TWU”). Approximately 52% of the Company’s union workforce are under contracts that have expired or will be expiring within a year.

The following table shows the Company’s airline employee groups represented by unions:

	Number of Active
	Employees		Date on which Collective
	Represented at		Bargaining Agreement
Employee Group	December 31, 2021	Union	Becomes Amendable
Sun Country Pilots	456	ALPA	December 31, 2026
Sun Country Flight Attendants	527	IBT	December 31, 2019
Sun Country Dispatchers	27	TWU	November 30, 2024

Recently Adopted Accounting Standards

Income Taxes-Simplifying the Accounting for Income Taxes – In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions related to the approach for intraperiod tax allocation, recognizing deferred tax liabilities for outside basis differences, and calculating income taxes in interim periods. The guidance also reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. The standard was adopted prospectively effective January 1, 2021 and it did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Under this standard, issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company is evaluating this new standard.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

3. IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. Sun Country has experienced a significant decline in demand related to the COVID-19 pandemic, which has caused a material decline in 2020 and 2021 revenues as compared to pre-pandemic levels, and has negatively impacted the Company’s financial condition and operating results.

During 2021, Sun Country continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2020. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted at this time. In addition, the impact of COVID-19 vaccine mandates could impact Sun Country’s business and results of operations in the near term.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was passed by the U.S. Government. The provisions in the CARES Act provide for economic relief to eligible individuals and businesses affected by COVID-19. As a provider of scheduled passenger service, air cargo service, charter air transportation and related services, the Company was eligible for and has received certain benefits outlined in the CARES Act including but not limited to payroll tax breaks, government grants and government loans.

The grant amounts recognized under the CARES Act Payroll Support Program for the years ended December 31, 2021 and 2020 were $71,587 and $62,312, respectively, and were recorded in Special Items, net in the Company’s Consolidated Statements of Operations.

The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”) which is a refundable tax credit against certain employment taxes. During the years ended December 31, 2021 and 2020, the Company recorded a benefit of $848 and $2,328, respectively, related to the CARES Employee Retention Credit within Special Items, net in the Company's Consolidated Statements of Operations.

Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the Treasury on October 26, 2020, which was repaid in full on March 24, 2021.

In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2022, if ordered by the DOT; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. The Company has complied with these provisions.

4. REVENUE

Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services such as baggage fees, seat selection and upgrade fees, itinerary service fees, and on-board

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

sales. Cargo consists of revenue earned from flying cargo aircraft under the ATSA. Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products.

The significant categories comprising Operating Revenues are as follows:

	Year Ended December 31,
	2021	2020	2019
Scheduled service	$279,377	$193,047	$396,113
Charter service	127,331	98,130	174,562
Ancillary	117,237	68,055	118,158
Passenger	523,945	359,232	688,833
Cargo	91,428	36,809	—
Other	7,642	5,445	12,551
Total Operating Revenue	$623,015	$401,486	$701,384

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

Total Operating Revenues by geographic region are as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$597,005	$382,463	$666,332
Latin America	24,646	18,515	33,716
Other	1,364	508	1,336
Total Operating Revenue	$623,015	$401,486	$701,384

Contract Balances

The Company’s contract assets primarily relate to costs incurred to get the 12 Amazon cargo aircraft ready for service.  The balances are included in Other Current Assets and Other Assets on the Consolidated Balance Sheets. These deferred up-front costs are being amortized into expense on a pro-rata basis over the initial six years of the ATSA. The amount expensed during fiscal years 2021 and 2020 was $691 and $271 respectively, and is included in Maintenance expense on the Company’s Consolidated Statements of Operations.

The Company’s significant contract liabilities are comprised of 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Consolidated Balance Sheets) and 3) the Amazon deferred up-front payment received (reported within Other Current Liabilities and Other Long-term Liabilities on the Consolidated Balance Sheets).

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Contract Assets and Liabilities are as follows:

	December 31,
	2021	2020
Contract Assets
Costs to fulfill contract with Amazon	$2,819	$3,614

Air Traffic Liabilities	118,562	101,075
Loyalty Program Liabilities	19,718	22,069
Amazon Deferred Up-front Payment	4,200	5,240
Total Contract Liabilities	$142,480	$128,384

The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the year ended December 31, 2021, $95,982 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2020.

As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company’s Consolidated Balance Sheet. This deferred up-front payment is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA.  For the years ended December 31, 2021 and 2020, $1,040 and $393 was amortized into Cargo revenue, respectively, on the Company’s Consolidated Statements of Operations.

Loyalty Program

The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. Loyalty points are earned as a result of travel and purchases using the Company’s co-branded credit card. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impact the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue).

Changes in the Loyalty Program Liabilities are as follows:

	2021	2020
Balance - January 1	$22,069	$22,892
Loyalty Points Earned	4,562	4,015
Loyalty Points Redeemed (1)	(6,913)	(4,838)
Balance - December 31	$19,718	$22,069
(1)	Principally relates to revenue recognized from the redemption of loyalty points for both air and non-air travel awards. Loyalty points are combined in one homogenous pool and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The timing of loyalty point redemptions can vary significantly; however most new points, that are not left to expire, are later redeemed. Given the inherent uncertainty of the current operating environment due to COVID-19, the Company will continue to monitor redemption patterns and will adjust estimates in the future, which could be material.

5. EARNINGS PER SHARE

Basic earnings per share, which excludes dilution, is computed by dividing Net Income (Loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to share-based awards is calculated by applying the treasury stock method.

The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
Net Income (Loss)	$77,470	$(3,904)	$46,072

Denominator:
Weighted Average Common Shares Outstanding - Basic	55,182,811	46,806,042	46,773,038
Dilutive effect of Stock Options, RSUs and Warrants (1)	4,141,229	—	1,136,375
Weighted Average Common Shares Outstanding - Diluted	59,324,040	46,806,042	47,909,413

Basic earnings (loss) per share	$1.40	$(0.08)	$0.99
Diluted earnings (loss) per share	$1.31	$(0.08)	$0.96
(1)	There were 3,636,771, 3,577,252 and 3,502,925 performance-based stock options outstanding at December 31, 2021, 2020, and 2019, respectively. As a result of the Company’s initial public offering, 75% of these options are expected to meet the performance conditions and are included in dilutive options at December 31, 2021. At December 31, 2020 and 2019 these options were excluded from the calculation of diluted EPS since the performance conditions were not considered likely to be met.

Prior to their exercise on January 31, 2020, all 40,005,885 warrants held by the Apollo Stockholder were included in basic and diluted weighted average shares outstanding as they were equity classified, had an exercise price of approximately $0.0005, and all necessary conditions for issuance were met.

Warrants held by Amazon are included in dilutive weighted average shares outstanding as of the date the warrants vest. The unvested warrants held by Amazon have not been included in dilutive shares as their performance condition had not been satisfied. As of December 31, 2021, 2020 and 2019, unvested Amazon warrants excluded from dilutive shares were 7,838,946, 8,597,554 and 8,850,423, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

6. AIRCRAFT

Aircraft Fleet

As of December 31, 2021, Sun Country operated a fleet of 48 Boeing 737-NG aircraft, consisting of 47 Boeing 737-800s and one Boeing 737-700.

The following tables summarize the Company’s aircraft fleet activity for the years ended 2021 and 2020, respectively:

	December 31, 2020	Additions	Removals	December 31, 2021
Passenger:
Owned	14	7	—	21
Finance leases	5	4	—	9
Operating leases	12	—	(6)	6
Sun Country Airlines' Fleet	31	11	(6)	36

Cargo Aircraft Operated for Amazon	12	—	—	12
Total Aircraft Operated	43	11	(6)	48

Six of the aircraft purchased during fiscal year 2021 were financed through the Delayed Draw Term Loan Facility (see Note 8).  All six of these were previously under operating leases.  The remaining purchased aircraft was new to the Company’s fleet. The Company obtained an additional four aircraft under finance leases during 2021.

	December 31, 2019	Additions	Removals	December 31, 2020
Passenger:
Owned	5	9	—	14
Finance leases	10	—	(5)	5
Operating leases	14	—	(2)	12
Seasonal leases	2	—	(2)	—
Sun Country Airlines' Fleet	31	9	(9)	31

Cargo Aircraft Operated for Amazon	—	12	—	12
Total Aircraft Operated	31	21	(9)	43

The nine passenger aircraft purchased during the year ended December 31, 2020 were financed through equipment trust certificates (see Note 8). Two of these aircraft were previously under operating leases, five were previously under finance leases, and the other two aircraft were new to the Company’s fleet.

In addition to the nine purchases discussed above, the Company refinanced three previously owned aircraft in January 2020 utilizing equipment trust certificates (see Note 8).

During the year ended December 31, 2021 the Company executed lease agreements to add four incremental aircraft to its passenger fleet. The lease expiration dates range from fiscal year 2027 to fiscal year 2029 and these leases have been classified as finance leases. Three of these aircraft are currently within a “power-by-the-hour” (“PBH”) period during which monthly lease payments are determined based on aircraft utilization,

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

subject to minimums and limits set forth in the lease agreements. The PBH period ranges from twelve to eighteen months in length as dictated by the lease terms. Monthly lease payments during the remainder of the lease term consist of fixed and variable amounts set forth in the lease agreements.

Depreciation, amortization, and rent expense on aircraft is as follows:

		Year Ended December 31,
Aircraft Status	Expense Type	2021	2020	2019
Owned	Depreciation	$33,799	$25,294	$12,900
Finance Leased	Amortization	11,507	13,253	12,069
Operating Leased	Aircraft Rent (1)	17,653	30,989	49,908
		$62,959	$69,536	$74,877
(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date (see Note 9).

Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Consolidated Statements of Operations.

Aircraft Maintenance Deposits Contra-Assets

On April 11, 2018, the Company established a deposit contra-asset to represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of that date. As of December 31, 2021 and 2020, the remaining balance of the contra-asset was $22,348 and $36,729, respectively. Of the $14,381 reduction in the contra-asset during the year ended December 31, 2021, $12,749 related to the purchase of six aircraft previously leased, whereupon the contra-assets and related maintenance deposits were written-off concurrently to Aircraft lease buy-out expense in Special Items, net (see Note 15). There was also a $337 adjustment to this contra-asset and the related asset since a deposit on one engine was recovered for less than the original established amount. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $1,295, $1,402 and $12,263 respectively, of the contra-asset as a reduction to Maintenance expense on the accompanying Consolidated Statements of Operations.

Over-market Liabilities

At the Acquisition Date, the Company acquired liabilities related to its over-market lease rates and over-market maintenance reserve payments.

As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. The remaining unamortized balance of this contra-asset as of December 31, 2021 and 2020 was $10,363 and $16,501, respectively and is recorded within Operating Lease Right-of-Use Assets. During fiscal year 2021 the Company purchased six aircraft which were previously under leases with unfavorable terms, contributing to $3,765 of the decrease. The contra-asset representing over-market lease rates for those six aircraft are included in Aircraft lease buy-out expense in Special Items, net (see Note 15).

As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments,

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of similar leases. The remaining balance of this liability at December 31, 2021 and 2020 was $14,737 and $37,409, respectively. Of the $22,672 reduction in the over-market maintenance reserve liabilities during fiscal year 2021, $17,435 related to the purchase of six aircraft previously leased. The over-market maintenance reserves for those aircraft are included in Aircraft lease buy-out expense in Special Items, net (see Note 15).

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Components of Goodwill and Other Intangible Assets were as follows:

	December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Goodwill	$222,223	$—	$222,223
Intangible Assets with Finite Lives:
Customer Relationships	48,000	(14,890)	33,110
Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	104,000	(14,890)	89,110
Total Goodwill and Other Intangible Assets	$326,223	$(14,890)	$311,333

	December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Goodwill	$222,223	$—	$222,223
Intangible Assets with Finite Lives:
Customer Relationships	48,000	(10,890)	37,110
Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	104,000	(10,890)	93,110
Total Goodwill and Other Intangible Assets	$326,223	$(10,890)	$315,333

Finite-Lived Intangible Assets are amortized over an estimated useful life based on several factors, including the effects of demand, competition, contractual relationship, and other business factors. The Company concluded that the Customer Relationships Finite-Lived Intangible Assets have an estimated life of 12 years and are being amortized over this period on a straight-line basis.

The Company recognized $4,000 of amortization expense on intangible assets with finite-lives during each of the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, estimated annual amortization expense for each of the next five fiscal years is $4,000 and $13,110 thereafter.

8. DEBT

Credit Facilities — On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility. The Credit Agreement provides for a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Term Loan Facility, which are collectively referred to as the “Credit Facilities.” The interest rate on borrowings is determined by various alternative base rates plus an applicable margin ranging from 4% to 5%.  The interest rate in effect as of December 31, 2021 on the Delayed Draw Term Loan facility is 6%, which is the minimum interest rate allowed under the Credit Agreement. Borrowings on the Delayed Draw Term Loan Facility are subject to possible interest rate adjustment in February 2022.  In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes. The proceeds from the Delayed Draw Term Loan Facility are to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. During 2021, the Company drew $80,500 on the Delayed Draw Term Loan Facility to purchase six aircraft, which were previously under operating leases. Principal payments of $1,006 are due at the end of each calendar quarter. Interest is paid approximately every 90 days, based on the original principal draw date. As of December 31, 2021, the Credit Facilities had an outstanding principal balance of $77,481. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR (ranging from $78,100 as of December 31, 2021, and $87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day.

Long-term Debt — In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The Company is required to make semi-annual principal and interest payments each June and December. These payments include interest through approximately the 15th of the payment month. The outstanding principal balance as of December 31, 2021 was $202,984. The 13 aircraft serve as security for the loan and the total appraised value of these aircraft was approximately $292,450 as of the original date of the agreement.

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

The Company was in compliance with all covenants in its debt agreements at December 31, 2021.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Long-term Debt includes the following:

	December 31,
	2021	2020
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate of between 4.13% and 6.95% and the weighted average interest rate is 4.76% as of December 31, 2021.	$202,984	$227,347
Delayed Draw Term Loan Facility (see terms and conditions above)	77,481	—
U. S. Department of the Treasury CARES Act Loan (see terms and conditions above)	—	45,419
Notes payable to Wilmington Trust Company. Notes bore interest at an annual rate of 8.45% and were scheduled to mature Nov. 2023 to Feb. 2024. In April 2021, these notes were repaid.	—	12,506
Other Notes payable. These notes bear interest at an annual rate of approximately 5.0% and mature March 2029.	466	529
Total Debt	280,931	285,801
Less: Unamortized debt issuance costs	(3,505)	(3,338)
Less: Current Maturities of Long-term Debt	(29,412)	(26,118)
Total Long-term Debt	$248,014	$256,345

Debt issuance costs are capitalized and amortized over the term of the respective agreement, primarily utilizing the effective interest method.

Future maturities of the outstanding Debt are as follows:

	Debt Principal	Amortization of Debt
December 31	Payments	Issuance Costs	Net Debt
2022	$30,367	$(955)	$29,412
2023	42,358	(882)	41,476
2024	44,000	(758)	43,242
2025	49,087	(643)	48,444
2026	84,281	(199)	84,082
Thereafter	30,838	(68)	30,770
Total	$280,931	$(3,505)	$277,426

The table below presents the Company’s debt measured at fair value:

	December 31, 2021	December 31, 2020
Carrying Amount	$280,931	$285,801
Fair Value	$272,004	$279,119

The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

9. LEASES

The Company classifies its Operating Leases into three categories: Aircraft, Real Estate, and Other. Aircraft leases consist of aircrafts, engines, and aircraft equipment under operating lease agreements. As of December 31, 2021, the Company had 15 leases for aircraft, of which nine were under finance leases and six were right-of-use operating leases. Real estate leases consist of leased hangar and administration facilities and other leases consist of non-aircraft equipment under operating lease agreements. Real estate and other leases have initial terms of up to ten years.

The Company’s fleet of 12 freighters is subleased directly from Amazon and the Company operates them pursuant to the ATSA. Based upon review of the ATSA, the sublease arrangement does not qualify as a lease, because the Company does not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in these financial statements for the Amazon arrangement.

The Company also has various airport terminal agreements which include provisions for variable lease payments which are based on several factors, including, but not limited to, number of carriers, enplaned passengers, and airports’ annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company’s Consolidated Balance Sheets as a right-of-use asset and lease liability.

Certain aircraft lease agreements include an option to extend the lease term beyond the original expiration date. As of December 31, 2021, the Company remains uncertain as to whether it will exercise any of the available extension options. As such, the Company’s operating and finance lease obligations do not reflect lease payments associated with extension periods that remain unexercised. Also, none of the Company’s aircraft leases contain an early termination provision.

Certain aircraft lease agreements grant the Company the option to purchase the aircraft at the end of the lease term. To the extent the Company is reasonably certain to exercise the purchase option, the lease arrangement has been accounted for as a finance lease with the purchase option price recognized as part of the lease obligation.

The following table summarizes the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets:

		December 31,
	Classification	2021	2020
Assets
Finance lease assets, net	Property and Equipment, net	$181,097	$104,815
Operating lease assets	Operating Lease Right-of-use Assets	61,658	121,269
Total lease assets		$242,755	$226,084
Liabilities
Current:
Finance lease liabilities	Short-term Finance Lease Obligations	$11,705	$11,460
Operating lease liabilities	Short-term Operating Lease Obligations	17,231	34,492
Long-term:
Finance lease liabilities	Long-term Finance Lease Obligations	180,450	95,710
Operating lease liabilities	Long-term Operating Lease Obligations	58,810	112,707
Total lease liabilities		$268,196	$254,369

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

During the year ended December 31, 2020 the Company negotiated rent payment deferrals with a majority of its aircraft lessors due to COVID-19 cash flow impacts. The amount deferred as of December 31, 2020 was $7,569, consisting of $2,133 under finance leases and $5,436 under operating leases. These deferrals are classified within the current portion of the respective lease liabilities on the Consolidated Balance Sheet. There were no amounts deferred as of December 31, 2021.

The following table provides details of the Company’s obligations under Finance and Operating Leases as of December 31, 2021:

	Finance	Operating Leases
Year Ending December 31	Leases	Aircraft	Real Estate	Other	Total
2022	$23,052	$18,221	$1,962	$358	$20,541
2023	25,492	18,418	1,466	358	20,242
2024	35,209	15,492	1,466	—	16,958
2025	37,444	9,400	1,466	—	10,866
2026	18,790	8,222	1,466	—	9,688
Thereafter	110,666	—	3,605	—	3,605
Total Minimum Lease Payments	250,654	69,753	11,431	716	81,900
Less: Amount Representing Interest	(58,499)	(8,054)	(2,073)	(39)	(10,166)
Present Value of Minimum Lease Payments	192,155	61,699	9,358	677	71,734
Plus: Tennant Improvements	—	—	4,307	—	4,307
Less: Short-term Obligations	(11,705)	(14,930)	(1,972)	(329)	(17,231)
Long-term Lease Obligations	$180,450	$46,769	$11,693	$348	$58,810

The following table presents lease costs related to the Company’s Finance and Operating Leases:

		Year Ended December 31,
	Classification	2021	2020	2019
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	$12,536	$11,948	$13,104
Interest on lease liabilities	Interest Expense	8,021	8,659	10,741

Operating lease cost
Included in ROU asset - Aircraft	Aircraft Rent (1)	18,608	30,717	40,043
Included in ROU asset - Real Estate & Other	Ground Handling, Landing Fees and Airport Rent & Other Operating	3,976	4,872	5,415
Short-term	Aircraft Rent	277	1,813	5,345
Variable - Aircraft	Aircraft Rent (1)	(1,232)	(1,541)	4,520
Variable - Other	Landing Fees & Airport Rentals	1,210	1,049	1,345
Total Lease cost		$43,396	$57,517	$80,513
(1)	The years ended December 31, 2021, 2020 and 2019, include credits of $7,609, $14,110 and $20,386, respectively, for the amortization of Over-market Liabilities established at the Acquisition Date related to lease rates and maintenance reserves.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table presents Supplemental cash flow information related to leases, included in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows for Operating Leases	$29,360	$34,576	$50,081
Operating Cash Flows for Finance Leases	$8,021	$8,659	$10,741
Financing Cash Flows for Finance Leases	$11,931	$89,697	$8,258

The table below presents lease-related terms and discount rates related to the Company’s Finance and Operating Leases:

	Year Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term
Operating Leases	4.6 years	4.8 years	5.7 years
Finance Leases	7.2 years	8.6 years	6.4 years

Weighted-average discount rates
Operating Leases	6.0%	6.0%	6.0%
Finance Leases	6.1%	6.1%	5.8%

During the years ended December 31, 2021, 2020, and 2019 the Company expensed $4,004, $8,691 and $18,584 of maintenance reserve payments, respectively. These expenses are reflected in Aircraft Rent on the accompanying Consolidated Statements of Operations.

10. STOCK-BASED COMPENSATION

In March 2021, the stockholders approved the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (the “Plan”).  The Plan authorizes that no more than 3,600,000 shares of Common Stock may be delivered in the aggregate pursuant to Awards granted under the Plan. An “Award” means any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Other Stock-Based Award, or Other Cash-Based Award granted under the Plan. As of December 31, 2021, there were 3,434,074 shares available for future grants.

Upon implementation of this new Plan, grants under the October 2018 equity incentive plan ceased. Awards already issued under the 2018 plan are not impacted by the new Plan.

Compensation expense related to time-based stock options is recognized in an amount equal to the fair value on the date of the grant and is recognized on a straight-line basis over the employee’s requisite service period, generally the four year vesting period of the award. Time-based stock option awards vest at 25% per year over the first four years following the grant. Compensation expense related to performance-based stock options is recognized only if the performance condition becomes probable of occurring.  All stock options expire 10 years after the grant date.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

A summary of stock option activity:

	Time-Based Stock Options
		Weighted		Weighted
		average	Weighted	average
		exercise	average	remaining
	Number of	price per	grant date	contractual
	shares	share	fair value	term (years)
Outstanding as of December 31, 2018	2,243,588	$5.30	$2.39	9.8
Granted	472,253	$7.93	$3.14
Forfeited	(434,533)	$5.30	$2.39
Outstanding as of December 31, 2019	2,281,308	$5.84	$2.54	9.0
Granted	221,941	$17.99	$7.02
Forfeited	(173,788)	$14.65	$5.70
Outstanding as of December 31, 2020	2,329,461	$6.36	$2.74	7.6
Granted	62,080	$33.10	$13.47
Forfeited	(18,613)	$11.75	$5.15
Exercised	(718,985)	$5.89	$2.56
Outstanding as of December 31, 2021	1,653,943	$7.57	$3.22	7.2
Exercisable as of December 31, 2021	881,742	$5.93	$2.61
Vested or expected to vest, December 31, 2021	1,653,943	$7.57	$3.22

	Performance-Based Stock Options
		Weighted		Weighted
		average	Weighted	average
		exercise	average	remaining
	Number of	price per	grant date	contractual
	shares	share	fair value	term (years)
Outstanding as of December 31, 2018	3,583,923	$5.30	$1.50	9.8
Granted	746,836	$7.96	$2.01
Forfeited	(827,812)	$5.30	$1.50
Outstanding as of December 31, 2019	3,502,947	$5.86	$1.61	9.0
Granted	346,984	$17.99	$4.36
Forfeited	(272,679)	$14.65	$3.59
Outstanding as of December 31, 2020	3,577,252	$6.38	$1.72	7.6
Granted	99,167	$33.10	$10.08
Forfeited	(39,648)	$6.89	$1.67
Outstanding as of December 31, 2021	3,636,771	$7.10	$1.53	7.2
Exercisable as of December 31, 2021	—	$—	$—
Vested or expected to vest, December 31, 2021 (1)	2,727,578	$7.10	$1.53
(1)

As a result of the Company's initial public offering, 75% of Performance-Based options are expected to meet the performance conditions and are included in dilutive options at December 31, 2021. At December 31, 2020, these options were excluded from the calculation of diluted EPS since the performance conditions were not considered likely to be met.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Additionally, as of December 31, 2021, there were 4,679 shares of common stock that may be issued upon the vesting of outstanding RSUs. During 2021, 7,634 RSUs were granted and 2,955 were forfeited.

Stock compensation expense was $5,562, $2,110, and $1,888 during the years ended December 31, 2021, 2020 and 2019, respectively. The 2021 expense includes $3,804 for performance-based options, which were expensed for the first time in 2021 since a majority of the performance conditions are expected to be achieved. As of December 31, 2021, there was $3,777 of total unrecognized compensation expense related to stock options and restricted stock units (“RSUs”).

This unrecognized compensation is expected to be fully recognized over a weighted average period of approximately 1.4 years.

The intrinsic value of stock options exercised in 2021 was $18,621.

A third-party valuation advisor was utilized to assist management in determining the fair value of options granted using the Black-Scholes option-pricing model based on the grant price and assumptions regarding the expected term, expected volatility, dividends, and risk-free interest rates. The grant price was determined based on the fair value of the Company’s stock on the date the Compensation Committee of the Board approves the grant.

The fair value of the time-based stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	2021	2020	2019
Expected Term	5.11 years	5.59 years	5.67 years
Expected Volatility	34.0%	38.8%	33.9%
Risk-free Interest Rate	1.2%	1.7%	1.7%
Expected Dividend Yield	—	—	—

The expected term was based on vesting criteria and time to expiration. The expected volatility was based on historical volatility of stock prices and assets of a public company peer group. The risk-free interest rate was based on the implied risk-free rate using the expected term and yields of U.S Treasury stock and S&P bond yields.

The fair value of performance-based stock options granted was estimated by simulating the future stock price using geometric brownian motion and risk-free rate of return at intervals specified in the grant agreement. The number of shares vested and future price at each interval were recorded for each simulation and then multiplied together and discounted to present value at the risk-free rate of return.

11. FUEL DERIVATIVES AND RISK MANAGEMENT

The Company’s operations are inherently dependent upon the price of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into fuel option and swap contracts. The Company does not apply hedge accounting to its fuel derivative contracts, nor does it hold or issue them for trading purposes.

Fuel derivative contracts are recognized at fair value on the Consolidated Balance Sheets as Derivative Assets, if the fair value is in an asset position, or as Derivative Liabilities, if the fair value is in a liability position. The

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Company did not have any collateral held by counterparties to these agreements as of December 31, 2021 and 2020. Derivatives where the payment due date is greater than one year from the balance sheet date are classified as long-term.

Changes in Derivative Assets (Liabilities) are as follows:

	Year Ended December 31,
	2021	2020
Balance - January 1	$(1,174)	$2,233
Non-cash Gains (Losses)	3,527	(12,206)
Contract Settlements	(2,353)	8,799
Balance - December 31	$—	$(1,174)

Fuel Derivative Gains (Losses) consist of the following:

	Year Ended December 31,
	2021	2020	2019
Non-cash Gains (Losses)	$3,527	$(12,206)	$10,791
Cash Premiums Paid	—	(2,053)	(665)
Total Fuel Derivative Gains (Losses)	$3,527	$(14,259)	$10,126

Fuel derivative gains and losses are classified in Aircraft Fuel on the Consolidated Statements of Operations.

As of December 31, 2021, the Company had no outstanding fuel derivative contracts.

12. FAIR VALUE MEASUREMENTS

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

Level 1 - Quoted prices for identical assets or liabilities in active markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses the following valuation methodologies for financial instruments measured at fair value on a recurring basis.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Derivative Instruments - Derivative instruments are accounted for as either assets or liabilities and are carried at fair value. The fair value for fuel derivative options and swaps is determined utilizing an option pricing model that uses inputs that are readily available in active markets or can be derived from information available in active markets and are classified within Level 2.

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021. The following table summarizes the assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Fuel Derivative Contracts	$—	$1,174	$—	$1,174
Total Liabilities measured at fair value on a recurring basis	$—	$1,174	$—	$1,174

Certain assets are measured at fair value on a nonrecurring basis. The Company’s non-financial assets, which primarily consist of Property & Equipment, Goodwill and Other Intangible Assets are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial assets are assessed for impairment and, if applicable, written down to fair value using significant unobservable inputs, classified as Level 3.

The Company’s debt portfolio consists of 2019-1 EETC certificates, borrowings under the Delayed Draw Term Loan Facility, and fixed-rate notes payable. See Note 8 for debt fair values.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

13. INCOME TAXES

The following table summarizes the significant components of the provision for income taxes from continuing operations:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State and Local	135	10	66
Total Current Tax Expense	135	10	66

Deferred:
Federal	15,818	(597)	12,509
State and Local	2,000	(191)	1,513
Total Deferred Tax Expense (Benefit)	17,818	(788)	14,022
Total Income Tax Expense (Benefit)	$17,953	$(778)	$14,088

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Expected Provision at Federal Statutory Tax Rate	21.0%	21.0%	21.0%
State Tax, net of Federal Impact	1.8%	3.1%	2.1%
Stock Option benefit	(3.8)%	0.0%	0.0%
Tax receivable agreement	(3.6)%	0.0%	0.0%
Executive Compensation Limitation	3.2%	0.0%	0.0%
Employee Parking	0.2%	(3.3)%	0.2%
Meals and Entertainment	0.0%	(2.2)%	0.2%
Other Permanent Adjustments	0.0%	(2.0)%	0.0%
Effective Tax Rate	18.8%	16.6%	23.5%

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following table summarizes the significant components of the Company’s deferred taxes:

	December 31,
	2021	2020
Deferred Tax Assets:
Net Operating Loss	$77,920	$75,389
Operating Lease Obligations	16,544	32,942
Finance Lease Obligations	40,178	20,095
Goodwill and Other Intangible Assets	9,699	12,586
Loyalty Program Liabilities	4,407	4,911
Accrued Maintenance	718	4,434
Other	5,105	4,318
Total Deferred Tax Assets	154,571	154,675

Deferred Tax Liabilities:
Accelerated Depreciation	(80,001)	(67,105)
Operating Lease Right-of-use Assets	(14,181)	(27,892)
Finance Lease Assets	(41,652)	(23,462)
Total Deferred Tax Liabilities	(135,834)	(118,459)
Total Net Deferred Tax Assets	$18,737	$36,216

As of December 31, 2021, the Company has $75,610 of federal net operating losses and $2,310 of state net operating losses, net of tax effect, available that may be applied against future tax liabilities. As a result of ownership changes that occurred in 2021, the existing federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code. However, the Company does not believe these limitations will adversely impact its ability to use these losses to offset taxable income in future periods. There is no expiration of federal net operating losses. The state net operating losses begin to expire in 2025.

In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all the Deferred Tax Assets will not be realized. The ultimate realization of the Deferred Tax Assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2021, management believes that it is more likely than not that the future results of the operations will generate sufficient taxable income to realize the tax benefits related to its Deferred Tax Assets.

The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations.

As of December 31, 2021 and 2020, the Company had no liability for unrecognized tax benefits recorded in its Consolidated Balance Sheets.

The Company files income tax returns in the United States and various states. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

jurisdictions for tax years that are open under local statute. For U.S. federal and state income tax purposes, the Company's 2020, 2019 and 2018 tax returns remain open to examination.

Tax Receivable Agreement

In connection with the Company’s IPO, the Company entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”).  The Company will retain the benefit of the remaining 15% of these cash savings.

Pursuant to certain CARES Act restrictions, payments under the TRA are prohibited through September 30, 2022. Based on the Company’s current participation in the CARES Act Program, the Company does not expect to make payments under the TRA until 2023, and thus is presented as non-current liability” on the Consolidated Balance Sheet.

If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. Upon the closing of the IPO, the Company recognized a non-current liability of $115,200 which represented undiscounted aggregate payments that were expected to be paid to the TRA holders, with an offset to Stockholders’ Equity. Subsequent changes in the measurement of the liability are being adjusted through the Consolidated Statements of Operations.  During fiscal year 2021, the TRA liability balance decreased $16,400 from $115,200 to $98,800 as of December 31, 2021. Any quarterly income statement adjustments to the TRA are recorded in other non-operating income (expense). The decrease in the TRA liability was mainly due to the receipt of an additional CARES Act grant in 2021, which extended the time period in which distributions made to shareholders are restricted from March 31, 2022 to September 30, 2022, and also resulted from an increase in 2021 pre-tax income.

14. DEFINED CONTRIBUTION 401(k) PLAN

The Company has a 401(k) profit-sharing retirement plan covering substantially all employees. The plan allows employee contributions up to 50% of a participant’s eligible compensation, subject to limits established under the 401(k) plan and annual IRS elective deferral limits. The Company currently matches 100% of participants contribution up to a maximum of 4% for non-pilot participants’ and 6% for pilot participants’ eligible compensation. The Company was also required to make a non-discretionary 2% Company contribution for pilots based on gross earnings. Starting in 2022, this non-discretionary Company contribution for pilots will increase to 13%, followed by 14% in 2023, and 15% for 2024 and thereafter.

The Company made 401(k) contributions as follows:

	Year Ended December 31,
	2021	2020	2019
Non-Discretionary	$1,187	$1,040	$908
Discretionary	5,220	4,263	4,246
Total 401(k) Contributions	$6,407	$5,303	$5,154

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Contributions are classified in Salaries, Wages, and Benefits on the Consolidated Statements of Operations.

15. SPECIAL ITEMS, NET

Special Items, net on the Consolidated Statements of Operations consist of the following:

	Year Ended December 31,
	2021	2020	2019
CARES Act grant recognition (see Note 3)	$(71,587)	$(62,312)	$—
CARES Act employee retention credit (see Note 3)	(848)	(2,328)	—
Aircraft lease buy-out expense (1)	6,963	—	—
Contractual obligations for retired technology (2)	—	—	7,578
Sale of airport slot rights (3)	—	—	(1,200)
Other (4)	16	77	714
Total Special Items, net	$(65,456)	$(64,563)	$7,092
(1)	Six aircraft were purchased in 2021 that were previously under operating leases. Aircraft lease buy-out expense represents the net impact of these transactions, including the associated lease termination costs, write-off of previously capitalized maintenance deposits, and the write-off of over-market liabilities (see Note 6).
(2)	Represents contractual obligations for retired technology. In connection with implementing Sun Country’s updated reservations systems, the Company incurred obligations under the contracts for existing systems that were being phased out ahead of their scheduled contract terms.
(3)	Represents proceeds from the sale of unused airport slot rights. Sun Country does not hold any other remaining airport slot rights; therefore, this gain does not reflect the Company’s continuing operations.
(4)	The 2021 and 2020 costs were related to relocation of flight attendant bases due to the closure of the Portland and Las Vegas bases, and the 2019 costs were related to exiting the Company’s prior headquarters building.

16. COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations and commitments primarily with regard to lease arrangements (see Note 9), repayment of debt (see Note 8), payments under the TRA (see Note 13), and probable future purchases of aircraft.

As of December 31, 2021, the Company had a commitment of approximately $20,000 to purchase an aircraft which is anticipated to be delivered in the first quarter of 2022. The Company also had a commitment to lease an aircraft starting in the first quarter of 2022, which calls for annual lease payments of approximately $2,200 per year for 8 years.

The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

17. OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is both available and evaluated regularly by the Chief Operating Decision Maker and is used in resource allocation and performance assessments. The Company’s Chief Operating Decision Maker is considered to be the Company’s Chief Executive Officer. The Company's Chief Operating Decision Maker makes resource allocation decisions to maximize the Company's consolidated financial results. Substantially all the Company’s tangible assets are located in the U.S. or relate to flight equipment, which is mobile across geographic markets.  The Company has two operating segments: Passenger and Cargo.

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

The Cargo segment began providing air cargo services under the ATSA in May 2020. Fuel consumed in Cargo operations is directly reimbursed by Amazon and therefore aircraft fuel revenue is presented net of such reimbursements on the Consolidated Statements of Operations. Fuel consumed in Cargo maintenance activities is included in the Cargo segment. Certain operating expenses are directly attributable to the Cargo operating segment.

Certain operating expenses are allocated between the operating segments. Non-Fuel operating expenses are allocated based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. CARES Act credits, included in Special Items, net, are allocated based on the respective segment salaries, wages, and benefits.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. Assets by segment are not reviewed by the Chief Operating Decision Maker and have not been presented herein.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Passenger	Cargo	Consolidated	Passenger	Cargo (1)	Consolidated
Operating Revenues	$531,587	$91,428	$623,015	$364,677	$36,809	$401,486
Non-Fuel Operating Expenses	383,524	68,797	452,321	332,742	32,530	365,272
Aircraft Fuel	128,863	247	129,110	83,392	—	83,392
Special Items, net	(47,056)	(18,400)	(65,456)	(53,842)	(10,721)	(64,563)
Total Operating Expenses	465,331	50,644	515,975	362,292	21,809	384,101
Operating Income	$66,256	$40,784	107,040	$2,385	$15,000	17,385
Interest Income			85			377
Interest Expense			(26,326)			(22,073)
Other, net			14,624			(371)
Income (Loss) before Income Tax			$95,423			$(4,682)

(1)	As air cargo operations commenced in May 2020, there are limited Cargo amounts included in the year ended December 31, 2020.

18. PARENT COMPANY FINANCIAL STATEMENTS

The following parent company financial information is presented to show only the parent company, Sun Country Airlines Holdings, Inc.

Balance Sheets

	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Other Assets:
Investment in Subsidiary	602,561	282,569
Other Assets	—	1,429
Total Other Assets	602,561	283,998
Total Assets	$602,561	$283,998

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$(1)	$—
Other Current Liabilities	57	181
Total Current Liabilities	56	181

Other Long-term Liabilities	494	—
Total Liabilities	550	181

Stockholders' Equity:
Common Stock	579	468
Loans to Stockholders	—	(3,500)
Additional Paid In Capital	485,638	248,525
Retained Earnings	115,794	38,324
Total Stockholders' Equity	602,011	283,817
Total Liabilities and Stockholders' Equity	$602,561	$283,998

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Statements of Operations

	Year Ended December 31,
	2021	2020	2019
Operating Expenses:
Other Operating, net	$64	$179	$439
Total Operating Expenses	64	179	439
Operating Income (Loss)	(64)	(179)	(439)

Non-operating Income (Expense):
Equity in Income (Loss) of Subsidiaries	77,534	(3,725)	46,283
Other, net	—	—	228
Total Non-operating Income (Expense), net	77,534	(3,725)	46,511

Income (Loss) before Income Tax	77,470	(3,904)	46,072
Income Tax Expense (Benefit)	—	—	—
Net Income (Loss)	$77,470	$(3,904)	$46,072

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net Cash Provided by Operating Activities	$—	$—	$—

Cash Flows from Investing Activities:
Net Payments to Subsidiary	—	(28)	—
Net Cash Used in Investing Activities	—	(28)	—

Cash Flows from Financing Activities:
Cash Contributions from Stockholders	—	—	—
Net Payments from Subsidiary	—	—	7
Proceeds Received from Exercise of Apollo Warrants	—	21	—
Net Cash Provided by Financing Activities	—	21	7

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	—	(7)	7
Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	—	7	—
Cash, Cash Equivalents and Restricted Cash--End of the Period	$—	$—	$7

Basis of Presentation

These condensed Parent company-only financial statements are not general-purpose financial statements and should be read in conjunction with the consolidated financial statements.  The Parent’s significant accounting policies are consistent with those described in the consolidated financial statements, except that all subsidiaries are accounted for as equity method investments.

19. SUBSEQUENT EVENTS

The Company evaluated subsequent events for the period from the Balance Sheet date through February 18, 2022, the date that the Consolidated Financial Statements were available to be issued.

Subsequent to December 31, 2021, the Company entered into letters of intent to acquire four additional 737-800 aircraft, at a total cost of approximately $75,000. The Company also committed to lease an aircraft for six years at approximately $2,000 per year. All five aircraft are expected to be delivered in 2022.

There is also an aircraft currently under an operating lease that the Company committed in 2022 to purchase when the lease expires in 2026.

SUN COUNTRY AIRLINES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2021 and 2020 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021
Operating Revenues	$127,611	$149,189	$173,663	$172,552
Operating Expenses	102,678	99,951	151,661	161,685
Operating Income	24,933	49,238	22,002	10,867
Net Income (Loss)	$12,416	$51,753	$13,903	$(602)

Earnings (Loss) Per Share:
Basic	$0.26	$0.91	$0.24	$(0.01)
Diluted	$0.24	$0.83	$0.23	$(0.01)

Shares Used for Computation:
Basic	48,496,077	57,156,159	57,355,104	57,712,097
Diluted	52,508,186	61,982,441	61,712,378	57,712,097

2020
Operating Revenues	$180,330	$35,376	$77,973	$107,807
Operating Expenses	165,100	37,610	69,156	112,235
Operating Income (Loss)	15,230	(2,234)	8,817	(4,428)
Net Income / (Loss)	$7,251	$(6,040)	$2,927	$(8,042)

Earnings (Loss) Per Share:
Basic	$0.16	$(0.13)	$0.06	$(0.17)
Diluted	$0.15	$(0.13)	$0.06	$(0.17)

Shares Used for Computation:
Basic	46,805,950	46,805,950	46,805,950	46,806,317
Diluted	48,225,603	46,805,950	48,350,943	46,806,317

The sum of the quarterly Earnings (Loss) Per Share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares of common stock outstanding and other dilutive potential common stock.

ITEM 9: CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE

The information required by this Item is incorporated herein by reference to the data under the headings “Proposal 1 – Election of Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the data under the headings “Executive Compensation” and “Corporate Governance” in the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the data under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The information required by this item with respect to securities authorized for issuance under our equity compensation plans is included in Part II, Item 5 of this Annual Report.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Swissport International Ltd. (“Swissport”) is an aviation services company providing airport ground and cargo handling services owned by an international group of investors. It is headquartered in Opfikon, Switzerland and the Company utilizes Swissport for certain ground services. Swissport is partially owned by investment funds managed by affiliates of Apollo Global Management, who owned 43 percent of the common stock of the Company as of December 31, 2021. In addition, the Company’s Chairman serves on Swissport’s Board of Directors. The Company expensed approximately $2,700 of ground handling services with Swissport in 2021, which services were provided on an arms’ length basis.

Any additional information required by this Item is incorporated herein by reference to the data under the heading “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the data under the heading “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” in the Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Exhibits

Exhibit Number	Exhibit Description

2.1

Membership Interest Purchase Agreement, dated December 13, 2017, by and among Minnesota Aviation, LLC, SCA Acquisition Holdings, LLC and SCA Acquisition, LLC (incorporated by reference to Exhibit 2.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

2.2	Certificate of Conversion (incorporated by reference to Exhibit 2.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

3.1

Second Amended and Restated Certificate of Incorporation of Sun Country Airlines Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-254371))

3.2

Second Amended and Restated Bylaws of Sun Country Airlines Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-254371))

4.1

Pass Through Trust Agreement, dated as of December 9, 2019, between Sun Country Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

4.2	Form of Pass Through Trust Certificate, Series 2019-1A (incorporated by reference to Exhibit 4.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

4.3	Form of Pass Through Trust Certificate, Series 2019-1B (incorporated by reference to Exhibit 4.3 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

4.4	Form of Pass Through Trust Certificate, Series 2019-1C (incorporated by reference to Exhibit 4.4 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

4.5

Intercreditor Agreement, dated as of December 9, 2019, among Wilmington Trust, National Association, as trustee of the Sun Country Pass Through Trusts, Series 2019-1, and as subordination agent (incorporated by reference to Exhibit 4.5 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

4.6*	Description of Registrant’s Securities

10.1

Asset-based Revolving Credit Agreement, dated December 13, 2017, by and among SCA Acquisition, LLC, MN Airlines, LLC, the lenders party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.2

Amendment No. 1 to the Asset-based Revolving Credit Agreement, dated January 7, 2019, by and among SCA Acquisition, LLC, MN Airlines, LLC, the lenders party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.3

Amendment No. 2 to the Asset-based Revolving Credit Agreement, dated May 15, 2020, by and among SCA Acquisition, LLC, MN Airlines, LLC, the lenders party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.4

Amendment No. 3 to the Asset-based Revolving Credit Agreement, dated September 14, 2020, by and among SCA Acquisition, LLC, MN Airlines, LLC, the lenders party thereto and Barclays Bank PLC (incorporated by reference to Exhibit 10.4 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.5

Loan and Guarantee Agreement, dated as of October 26, 2020, among Sun Country, Inc., as Borrower, the Guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.5 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.6

Pledge and Security Agreement, dated as of October 26, 2020, between each of the Grantors party thereto and The Bank of New York Mellon, as Collateral Agent (incorporated by reference to Exhibit 10.6 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.7

Payroll Support Program Agreement, dated as of April 16, 2020, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.7 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.8

Payroll Support Program Extension Agreement, dated as of January 29, 2021, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.8 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.9

Amended and Restated Airline Operating Agreement and Terminal Building Lease, Minneapolis-St. Paul International Airport, between Metropolitan Airports Commission and MN Airlines, LLC d/b/a Sun Country Airlines, effective January 1, 2019 (incorporated by reference to Exhibit 10.9 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.10#

Air Transportation Services Agreement, dated as of December 13, 2019, by and between Sun Country, Inc. and Amazon.com Services, Inc. (incorporated by reference to Exhibit 10.10 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.11#

Amendment No. 1 to Air Transportation Services Agreement, dated as of June 30, 2020, by and between Sun Country, Inc. and Amazon.com Services, Inc. (incorporated by reference to Exhibit 10.11 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.12#

Warrant, dated as of December 13, 2019, issued by SCA Acquisition Holdings, LLC to Amazon.com NV Investment Holdings LLC (incorporated by reference to Exhibit 10.12 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.13

Headquarters Facility Lease Agreement, dated as of February 19, 2019, by and between the Metropolitan Airports Commission and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.13 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.14

Amended and Restated Co-Brand Marketing Agreement, dated as of October 17, 2018, between First National Bank of Omaha and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.14 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.15

Amendment No. 1 to Amended and Restated Co-Brand Marketing Agreement, dated as of November 1, 2018, by and between First National Bank of Omaha and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.15 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.16

Inventory Support and Services Agreement, dated as of October 27, 2003, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.16 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.17

Amendment No. 1 to Inventory Support and Services Agreement, dated as of November 8, 2004, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.17 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.18

Amendment No. 2 to Inventory Support and Services Agreement, dated as of March 18, 2005, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.18 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.19

Amendment No. 3 to Inventory Support and Services Agreement, dated as of July 15, 2007, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.19 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.20

Amendment No. 4 to Inventory Support and Services Agreement, dated as of May 23, 2008, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.20 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.21

Amendment No. 5 to Inventory Support and Services Agreement, dated as of June 4, 2008, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.21 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.22

Amendment No. 6 to Inventory Support and Services Agreement, dated as of April 1, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.22 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.23

Amendment No. 7 to Inventory Support and Services Agreement, dated as of April 7, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.23 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.24

Amendment No. 8 to Inventory Support and Services Agreement, dated as of May 1, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.24 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.25

Amendment No. 9 to Inventory Support and Services Agreement, dated as of August 1, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.25 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.26

Amendment No. 10 to Inventory Support and Services Agreement, dated as of January 1, 2010, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.26 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.27

Amendment No. 11 to Inventory Support and Services Agreement, dated as of May 1, 2010, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.27 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.28

Amendment No. 13 to Inventory Support and Services Agreement, dated as of November 1, 2011, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.28 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.29

Amendment No. 14 to Inventory Support and Services Agreement, dated as of May 28, 2013, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.29 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.30

Amendment No. 15 to Inventory Support and Services Agreement, dated as of July 23, 2014, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.30 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.31

Amendment No. 16 to Inventory Support and Services Agreement, dated as of March 20, 2015, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.31 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.32

Amendment No. 17 to Inventory Support and Services Agreement, dated as of April 1, 2018, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.32 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.33

Amendment No. 18 to Inventory Support and Services Agreement, dated as of May 15, 2019, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.33 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.34

2002 Master Agreement, dated as of May 1, 2019 between J. Aron & Company LLC and MN Airlines, LLC (incorporated by reference to Exhibit 10.34 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.35

2002 Master Agreement, dated as of April 12, 2018 between Morgan Stanley Capital Services LLC and MN Airlines, LLC (incorporated by reference to Exhibit 10.35 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.36

Trust Agreement of SCA-1 Intermediate Aircraft Holding Trust, dated as of September 25, 2018, by and among SCA-1 Intermediate Charitable Trust and Wilmington Trust Company (incorporated by reference to Exhibit 10.36 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.37

Third Amended and Restated Stockholders’ Agreement by and among Sun Country Airlines Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.38

Registration Rights Agreement by and between Sun Country Airlines Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.39†

Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.39 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.40†

SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan, dated as of July 1, 2019 (incorporated by reference to Exhibit 10.40 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.41†

Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-254371))

10.42†	Form of Option Award Agreement (incorporated by reference to Exhibit 10.42 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.43†

Second Amended and Restated Employment Agreement, dated as of November 7, 2018, by and between Jude Bricker and SCA Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.43 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.44†

Employment Agreement, dated as of April 17, 2019, by and between David Davis and MN Airlines, LLC (incorporated by reference to Exhibit 10.44 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.45†

Employment Agreement, dated as of July 1, 2019, by and between Gregory A. Mays and Sun Country, Inc. (incorporated by reference to Exhibit 10.45 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.46

Income Tax Receivable Agreement, by and among Sun Country Airlines, Inc., Sun Country Airlines Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.47

Credit Agreement, dated as of February 10, 2021, among SCA Acquisition, LLC, Sun Country, Inc., the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.47 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.48

Payroll Support Program 3 Agreement, dated as of April 27, 2021, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2021)

10.49*†	Form of Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification by Sun Country’s Chief Executive Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

32*

Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

†	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Country Airlines Holdings, Inc.
(Registrant)

/s/ Dave Davis
Dave Davis
President and Chief Financial Officer
(Principal Financial and Accounting Officer)
February 18, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jude Bricker	Chief Executive Officer; Director	February 18, 2022
Jude Bricker	(Principal Executive Officer)

/s/ Dave Davis	President and Chief Financial Officer;	February 18, 2022
Dave Davis	Director (Principal Financial and Accounting Officer)

/s/ Marion Blakey	Director	February 18, 2022
Marion Blakey

/s/ Patrick Kearney	Director	February 18, 2022
Patrick Kearney

/s/ Thomas C. Kennedy	Director	February 18, 2022
Thomas C. Kennedy

/s/ Antoine Munfakh	Director	February 18, 2022
Antoine Munfakh

/s/ Kerry Philipovitch	Director	February 18, 2022
Kerry Philipovitch

/s/ David Siegel	Director	February 18, 2022
David Siegel