Form 10-K/A
period 2021-12-31
Sun Country Airlines Holdings, Inc.
filed 2022-02-22
CIK 1743907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Number of shares outstanding by each class of common stock, as of December 31, 2021:

Common Stock, $0.01 par value – 57,872,452 shares outstanding

Auditor Firm PCAOB ID No: 185	Auditor Name: KPMG LLP	Auditor Location: Minneapolis, Minnesota

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

EXPLANATORY NOTE

Due to a scrivener’s error, the Annual Report on Form 10-K filed by Sun Country Airlines Holdings, Inc. with the Securities and Exchange Commission on February 18, 2022 (the “Original Form 10-K”) included incorrect total amounts for operating expenses for the year ended December 31, 2019 in the segment information table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. This Amendment No. 1 to the Original Form 10-K (the “Form 10-K/A”) is being filed solely for the purpose of correcting such error.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

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

The table below presents select operating data for scheduled service, expressed as year-over-year changes:

	Year Ended December 31,				%
	2021	2020	Change		Change
Departures	19,706	14,117	5,589		40%
Passengers	2,733,364	1,679,242	1,054,122		63%
Average base fare per passenger	$102.21	$114.96	$(12.75)		(11)%
RPMs (thousands)	3,618,208	2,250,974	1,367,234		61%
ASMs (thousands)	4,844,203	3,466,240	1,377,963		40%
TRASM (cents)	8.35	7.69	0.66		9%
Passenger load factor	74.7%	64.9%	9.8	pts	na

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

For the Years Ended December 31, 2020 and 2019

	Year Ended			Year Ended
	December 31, 2020 (1)			December 31, 2019 (1)
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$364,677	$36,809	$401,486	$701,384	$—	$701,384
Operating Expenses:
Aircraft Fuel	83,392	—	83,392	165,666	—	165,666
Salaries, Wages, and Benefits	121,189	20,452	141,641	140,739	—	140,739
Aircraft Rent	30,989	—	30,989	49,908	—	49,908
Maintenance	22,457	4,959	27,416	35,286	—	35,286
Sales and Marketing	16,570	—	16,570	35,388	—	35,388
Depreciation and Amortization	48,086	—	48,086	34,877	—	34,877
Ground Handling	20,596	—	20,596	41,719	—	41,719
Landing Fees and Airport Rent	30,975	281	31,256	44,400	—	44,400
Special Items, net	(53,842)	(10,721)	(64,563)	7,092	—	7,092
Other Operating, net	41,880	6,838	48,718	68,187	—	68,187
Total Operating Expenses	362,292	21,809	384,101	623,262	—	623,262
Operating Income	$2,385	$15,000	$17,385	$78,122	$—	$78,122
Adjustment for Special Items	(53,842)	(10,721)	(64,563)	7,092	—	7,092
Operating Income (Loss), Excluding Special Items	$(51,457)	$4,279	$(47,178)	$85,214	$—	$85,214
Operating Margin %, Excluding Special Items	(14)%	12%	(12)%	12%	—%	12%
(1)	Air cargo operations with Amazon commenced in May 2020.

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

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description

31.1*	Certification by Sun Country’s Chief Executive Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

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
February 22, 2022