Form 10-Q
period 2022-03-31
Sun Country Airlines Holdings, Inc.
filed 2022-05-06
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2022:
Common Stock, $0.01 par value – 57,964,320 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS

Current Assets:
Cash and Cash Equivalents	$272,402	$309,338
Restricted Cash	8,085	8,447
Investments	6,233	6,283
Accounts Receivable, net of an allowance for credit losses of $376 and $250, respectively	31,733	30,156
Short-term Lessor Maintenance Deposits	6,698	5,505
Inventory, net of a reserve for obsolescence of $1,366 and $1,275, respectively	5,624	5,405
Prepaid Expenses	10,166	8,511
Other Current Assets	8,302	1,798
Total Current Assets	349,243	375,443

Property & Equipment, net:
Aircraft and Flight Equipment	486,374	440,356
Ground Equipment and Leasehold Improvements	24,451	20,876
Computer Hardware and Software	9,125	8,785
Finance Lease Assets	275,547	209,457
Rotable Parts	9,271	9,150
Property & Equipment	804,768	688,624
Accumulated Depreciation & Amortization	(129,119)	(115,013)
Total Property & Equipment, net	675,649	573,611

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net	88,110	89,110
Operating Lease Right-of-use Assets	29,284	61,658
Aircraft Deposits	10,831	10,021
Long-term Lessor Maintenance Deposits	23,071	20,346
Deferred Tax Asset	15,955	18,737
Other Assets	5,226	5,495
Total Other Assets	394,700	427,590
Total Assets	$1,419,592	$1,376,644
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$49,890	$39,805
Accrued Salaries, Wages, and Benefits	24,484	28,527
Accrued Transportation Taxes	14,098	12,736
Air Traffic Liabilities	110,946	118,562
Over-market Liabilities	3,063	4,309
Finance Lease Obligations	31,106	11,705
Loyalty Program Liabilities	11,490	11,451
Operating Lease Obligations	10,176	17,231
Current Maturities of Long-term Debt	34,741	29,412
Other Current Liabilities	11,482	7,913
Total Current Liabilities	301,476	281,651

Long-term Liabilities:
Over-market Liabilities	4,730	10,428
Finance Lease Obligations	239,035	180,450
Loyalty Program Liabilities	5,884	8,267
Operating Lease Obligations	23,864	58,810
Long-term Debt	242,544	248,014
Income Tax Receivable Agreement Liability	105,600	98,800
Other Long-term Liabilities	3,168	3,413
Total Long-term Liabilities	624,825	608,182
Total Liabilities	926,301	889,833

Commitments and Contingencies (see Note 12)

Stockholders' Equity:
Common Stock
Common stock with $0.01 par value, 995,000,000 shares authorized, 57,964,320 and 57,872,452 issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	580	579
Preferred Stock
Preferred stock with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Additional Paid-In Capital	488,480	485,638
Retained Earnings	4,231	594
Total Stockholders' Equity	493,291	486,811
Total Liabilities and Stockholders' Equity	$1,419,592	$1,376,644
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Revenues:
Passenger	$202,033	$104,195
Cargo	21,053	21,585
Other	3,439	1,831
Total Operating Revenue	226,525	127,611

Operating Expenses:
Aircraft Fuel	64,544	24,274
Salaries, Wages, and Benefits	59,617	44,075
Aircraft Rent	3,186	5,599
Maintenance	11,995	9,210
Sales and Marketing	8,628	5,110
Depreciation and Amortization	15,328	12,615
Ground Handling	7,958	5,230
Landing Fees and Airport Rent	10,286	8,785
Special Items, net	—	(26,871)
Other Operating, net	23,150	14,651
Total Operating Expenses	204,692	102,678
Operating Income	21,833	24,933

Non-operating Income (Expense):
Interest Income	24	15
Interest Expense	(8,562)	(7,121)
Other, net	(6,876)	(5)
Total Non-operating Income (Expense), net	(15,414)	(7,111)

Income Before Income Tax	6,419	17,822
Income Tax Expense	2,782	5,406
Net Income	$3,637	$12,416

Net Income per share to common stockholders:
Basic	$0.06	$0.26
Diluted	$0.06	$0.24
Shares used for computation:
Basic	57,907,655	48,496,077
Diluted	61,731,942	52,508,186
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Loans to Stockholders	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
December 31, 2020	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817
Shares Surrendered by Stockholders	(140,737)	(1)	3,500	(3,499)	—	—
Initial Public Offering, net	10,454,545	105	—	224,552	—	224,657
Net Income	—	—	—	—	12,416	12,416
Income Tax Receivable Agreement	—	—	—	—	(115,200)	(115,200)
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	2,870	—	2,870
March 31, 2021	57,153,467	$572	$—	$473,848	$(64,460)	$409,960

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
December 31, 2021	57,872,452	$579	$485,638	$594	$486,811
Stock Option Exercises	91,868	1	522	—	523
Net Income	—	—	—	3,637	3,637
Amazon Warrants	—	—	1,400	—	1,400
Stock-based Compensation	—	—	920	—	920
March 31, 2022	57,964,320	$580	$488,480	$4,231	$493,291
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$3,637	$12,416
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	15,328	12,615
Tax Receivable Agreement	6,800	—
Operating Lease Right-of-use Assets	2,989	5,401
Non-Cash Gain on Asset Transactions, net	(2)	(8,729)
Unrealized Gain on Fuel Derivatives	—	(2,386)
Amortization of Over-market Liabilities	(921)	(2,004)
Deferred Income Taxes	2,782	5,406
Amazon Warrants Vested	1,400	1,400
Stock-based Compensation Expense	920	2,870
Amortization of Debt Issuance Costs	270	272
Loss on Extinguishment of Debt	1,557	1,224

Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,577)	2,358
Inventory	(346)	(173)
Prepaid Expenses	(1,655)	(3,676)
Lessor Maintenance Deposits	(3,919)	(2,219)
Aircraft Deposits	(1,044)	2,226
Other Assets	(6,262)	233
Accounts Payable	9,500	626
Accrued Transportation Taxes	1,362	4,519
Air Traffic Liabilities	(7,616)	(6,343)
Loyalty Program Liabilities	(2,344)	(1,295)
Operating Lease Obligations	(3,240)	(10,722)
Other Liabilities	594	1,820
Net Cash Provided by Operating Activities	18,213	15,839

Cash Flows from Investing Activities:
Purchases of Property & Equipment	(49,683)	(54,399)
Proceeds from the Sale of Property & Equipment	5	—
Purchase of Investments	(3)	(337)
Proceeds from the Sale of Investments	53	184
Net Cash Used in Investing Activities	(49,628)	(54,552)

Cash Flows from Financing Activities:
Cash Received from Stock Offering	—	235,894
Costs of Stock Offering	—	(7,226)
Proceeds from Stock Option and Warrant Exercises	523	—
Proceeds from Borrowings	77,986	68,000
Repayment of Finance Lease Obligations	(4,466)	(3,911)
Repayment of Borrowings	(77,947)	(46,068)
Debt Issuance Costs	(1,979)	(2,721)
Net Cash (Used In) Provided by Financing Activities	(5,883)	243,968

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(37,298)	205,255

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	317,785	70,363

Cash, Cash Equivalents and Restricted Cash--End of the Period	$280,487	$275,618

SUN COUNTRY AIRLINES HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021

Non-cash transactions:
Lease Deposits Applied Against the Purchase of Aircraft	$—	$2,766
Aircraft and Flight Equipment Acquired through Finance Leases	$19,928	$—
Finance Lease Asset Modifications	$46,311	$—

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	March 31, 2022	March 31, 2021
Cash and Cash Equivalents	$272,402	$269,599
Restricted Cash	8,085	6,019
Total Cash, Cash Equivalents and Restricted Cash	$280,487	$275,618
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
Equity Transactions
On April 11, 2018 (the "Acquisition Date"), certain investment funds (the “Apollo Funds”) managed by affiliates of Apollo Global Management, Inc. (“Apollo”) acquired Sun Country, Inc. For more information on the Company’s equity transactions, see Note 1 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (“2021 10-K”).
Initial Public Offering of Common Stock
On March 16, 2021, the Company priced its initial public offering of 9,090,909 shares of common stock to the public at $24.00 per share. The stock began trading on the NASDAQ on March 17, 2021 under the symbol "SNCY". The underwriters had an option to purchase an additional 1,363,636 shares from the Company at the public offering price, which they exercised. In total, all 10,454,545 shares were issued on March 19, 2021 and the net proceeds to the Company were $225,329 after deducting underwriting discounts and commissions, and other offering expenses.
Concurrently with the closing of the initial public offering, SCA Horus Holdings, LLC, an affiliate of investment funds managed by affiliates of Apollo (the “Apollo Stockholder”), also completed a private placement in which the Apollo Stockholder sold 2,216,312 and 2,216,308 shares of common stock to PAR Investment Partners, L.P. and certain funds or accounts managed by an investment adviser subsidiary of Blackrock, Inc., respectively. Each of the two sales was based on an aggregate purchase price of $50,000 and a price per share equal to 94% of the initial public offering price of $24.00 per share.
Secondary Offerings
During May 2021 and October 2021, the Apollo Stockholder and other selling stockholders sold 7,250,000 and 8,500,000 shares of the Company's common stock at the public offering prices of $34.50 and $32.50, respectively. Under both transactions, the underwriters were given options to purchase additional shares of the Company's common stock at the public offering price. During the May 2021 and October 2021 offerings, the underwriters elected to purchase 1,087,500 and 435,291 of the option shares, respectively. The Company incurred offering expenses of $1,763 in conjunction with the two secondary offerings, and did not receive any of the proceeds from these offerings.
For more information on the 2021 secondary offerings, see Note 1 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements” in the 2021 10-K.

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
In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. There were 632,183 warrants that vested upon execution of the ATSA and 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the three months ended March 31, 2022 and 2021, 189,652 warrants vested in each respective period. As of March 31, 2022 and March 31, 2021, the cumulative vested warrants held by Amazon were 1,833,311 and 1,074,704, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
2.    BASIS OF PRESENTATION
The Company has prepared the Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (“GAAP”) and has included the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries. The accompanying unaudited Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements contained in the 2021 10-K. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The Company reclassified certain prior period amounts to conform to the current period presentation. All material intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, equity-based compensation, tax receivable agreement, lease accounting, impairment of goodwill, impairment of long-lived and intangible assets, air traffic liabilities, the loyalty program, as well as the valuation of Amazon warrants. During the three months ended March 31, 2022, there were no significant changes to the Company’s critical accounting policies.
Due to impacts from the global coronavirus (“COVID-19”) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, uncertainties in pilot staffing and other factors, operating results for the three months ended March 31, 2022 are not necessarily indicative of operating results for future quarters or for the year ending December 31, 2022. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, disease outbreaks, fears of terrorism or war, and other factors beyond the Company's control.
Recently Adopted Accounting Standards
On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

exchange. On January 1, 2022, the Company adopted ASU 2021-04 on a prospective basis, as required by the Standard. There was no financial statement impact upon adoption.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The new standard requires additional disclosures regarding government grants and money contributions. The standard requires disclosures on the nature of the transactions and related accounting policies, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transactions. The Company adopted this standard as of January 1, 2022, see Note 3 for additional information on COVID-19 related government assistance the Company has received.
3.    IMPACT OF THE COVID-19 PANDEMIC
The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. Sun Country experienced a significant decline in demand related to the COVID-19 pandemic, which caused a material decline in first quarter 2021 revenues as compared to pre-pandemic levels, and negatively impacted the Company’s financial condition and operating results.
During the first quarter of 2022, Sun Country continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2021, which may impact the comparability of results to prior periods. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted at this time.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
During 2021 and 2020, the Company received certain funds from the CARES Act. The cash awarded to the Company through the CARES Act was accounted for as grants, debt, and tax credits based on the terms and nature of the funds awarded.
During the first quarter of 2021, the Company received and recognized as income within Special Items, net $32,208 from the Treasury under the Payroll Support Program Extension (“PSP2”). The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”) which is a refundable tax credit against certain employment taxes. During March 31, 2021, the Company recorded $334 related to the CARES Employee Retention Credit within Special Items, net. Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the Treasury, which was repaid in full on March 24, 2021 using proceeds from the IPO. For more information on funds awarded through the CARES act, see Note 3 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements” in the 2021 10-K.
In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2022, if ordered by the Department of Transportation ("DOT"); the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends until September 30, 2022; and restrictions on the payment of certain executive compensation until April 1, 2023. As of March 31, 2022, the Company was in compliance with these provisions.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

4.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as; baggage fees, seat selection fees, and on-board sales. Cargo consists of revenue earned from flying cargo aircraft under the ATSA. Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended March 31,
	2022	2021
Scheduled Service	$124,068	$54,620
Charter Service	32,879	25,805
Ancillary	45,086	23,770
Passenger	202,033	104,195
Cargo	21,053	21,585
Other	3,439	1,831
Total Operating Revenue	$226,525	$127,611
The Company attributes and measures its Operating Revenue by geographic region as defined by the DOT for airline reporting based upon the origin of each passenger and cargo flight segment.
The Company’s operations are highly concentrated in the U.S., but include service to many international locations, primarily based on scheduled service to Latin America during the winter season and on military charter services.
Total Operating Revenues by geographic region are as follows:

	Three Months Ended March 31,
	2022	2021
Domestic	$208,591	$119,312
Latin America	17,869	7,877
Other	65	422
Total Operating Revenue	$226,525	$127,611
Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets. These deferred up-front costs are being amortized into expense on a pro-rata basis over the initial six years of the ATSA. The amount expensed during the three months ended March 31, 2022 and 2021 was $161 and $138, respectively, and is included in Maintenance expense.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company’s significant contract liabilities are comprised of, 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received (reported within Other Liabilities on the Condensed Consolidated Balance Sheets).
Contract Assets and Liabilities are as follows:

	March 31, 2022	December 31, 2021
Contract Assets
Costs to fulfill contract with Amazon	$2,658	$2,819

Air Traffic Liabilities	110,946	118,562
Loyalty Program Liabilities	17,374	19,718
Amazon Deferred Up-front Payment	3,959	4,200
Total Contract Liabilities	$132,279	$142,480
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2022, $87,982 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2021.
As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets. This deferred up-front payment is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA. For the three months ended March 31, 2022 and 2021, $240 and $231 was amortized into Cargo revenue, respectively.
Loyalty Program
The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. Loyalty points are earned as a result of travel and purchases using the Company’s co- branded credit card. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impacts the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue). Due to these reasons, the timing of loyalty point redemptions can vary significantly.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Changes in the Loyalty Program Liabilities are as follows:

	2022	2021
Balance – January 1	$19,718	$22,069
Loyalty Points Earned	1,819	857
Loyalty Points Redeemed (1)	(4,163)	(2,152)
Balance – March 31	$17,374	$20,774
______________________

(1)	Loyalty points are combined in one homogenous pool and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
5.    EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Income	$3,637	$12,416

Denominator:
Weighted Average Common Shares Outstanding - Basic	57,907,655	48,496,077
Dilutive effect of Stock Options, RSUs and Warrants (1)	3,824,287	4,012,109
Weighted Average Common Shares Outstanding - Diluted	61,731,942	52,508,186

Basic earnings per share	$0.06	$0.26
Diluted earnings per share	$0.06	$0.24
______________________

(1)
There were 3,550,810 and 3,557,432 performance-based stock options outstanding at March 31, 2022 and 2021, respectively. As a result of the Company’s initial public offering, 75% of these options are expected to meet the performance conditions and are included in the measure above to the extent they are dilutive at March 31, 2022 and 2021. In March 2022, 25% of the eligible outstanding performance-based stock options vested and were considered exercisable. The vested performance-based stock options are included in the measure above to the extent they are dilutive.

The Company's anti-dilutive shares for the periods presented were not material to the Condensed Consolidated Financial Statements.
Warrants held by Amazon are included in dilutive weighted average shares outstanding as of the date the warrants vest. The unvested warrants held by Amazon have not been included in dilutive shares as their performance condition had not been satisfied.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

6.    AIRCRAFT
As of March 31, 2022, Sun Country operated a fleet of 50 Boeing 737-NG aircraft, consisting of 49 Boeing 737-800s and one Boeing 737-700.
The following tables summarize the Company’s aircraft fleet activity for the three months ended March 31, 2022 and 2021, respectively:

	December 31, 2021	Additions	Removals	March 31, 2022
Passenger:
Owned	21	1	—	22
Finance leases	9	3	—	12
Operating leases	6	—	(2)	4
Sun Country Airlines’ Fleet	36	4	(2)	38
Cargo:
Aircraft Operated for Amazon	12	—	—	12
Total Aircraft Operated	48	4	(2)	50

	December 31, 2020	Additions	Removals	March 31, 2021
Passenger:
Owned	14	5	—	19
Finance leases	5	—	—	5
Operating leases	12	—	(5)	7
Sun Country Airlines’ Fleet	31	5	(5)	31
Cargo:
Aircraft Operated for Amazon	12	—	—	12
Total Aircraft Operated	43	5	(5)	43
During the three months ended March 31, 2022, the Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the lease classification from operating leases to finance leases with expiration dates in fiscal year 2026. The Company also acquired two additional 737-800 aircraft, one of which was financed using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC") and another through a finance lease arrangement that is set to expire in fiscal year 2030.
Subsequent to March 31, 2022, the Company committed to lease an aircraft for a period of six years at approximately $2,220 per year. The Company expects to take delivery of the aircraft during fiscal year 2022. The Company also purchased an aircraft that was previously under a finance lease before the end of the lease term for a purchase price of $16,784 and took delivery of four incremental aircraft for a total purchase price of approximately $75,000. The Company financed these purchases using incremental 2022-1 EETC funds that were drawn upon subsequent to March 31, 2022.
The five aircraft purchased during the three months ended March 31, 2021 were financed through the Delayed Draw Term Loan Facility (see Note 7). All five additions were previously accounted for as operating leases.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended March 31,
Aircraft Status	Expense Type	2022	2021
Owned	Depreciation	$8,673	$7,830
Finance Leased	Amortization	4,069	2,435
Operating Leased	Aircraft Rent (1)	3,186	5,599
		$15,928	$15,864

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Condensed Consolidated Statements of Operations.
Aircraft Maintenance Deposits Contra-Assets
As of the Acquisition Date, the Company established a maintenance deposit contra-asset to offset the acquired maintenance deposits assets included in Short-term Lessor Maintenance Deposits on the Condensed Consolidated Balance Sheets. The assets represent funds paid by the previous owners of the Company to the lessor that were kept as funds on deposit for maintenance events and the contra-assets represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition date. As reimbursable maintenance events are performed and Maintenance Expense is incurred, a portion of the contra-asset is recognized as a reduction to Maintenance Expense on the Condensed Consolidated Statements of Operations due to the fact that the previously acquired maintenance deposit is partially funding the maintenance event. As of March 31, 2022 and December 31, 2021, the remaining balance of the contra-asset was $22,348.
Over-market Liabilities
At the Acquisition Date, the Company acquired liabilities related to its over-market lease rates and over-market maintenance reserve payments.
As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. The over-market lease liability is recorded as a contra-asset offsetting the corresponding lease asset. The remaining unamortized balance of this contra-asset as of March 31, 2022 and December 31, 2021 was $383 and $10,363, respectively and is recorded within the Operating Lease Right-of-Use Assets. During the three months ended March 31, 2022, the Company executed lease amendments which modified two aircraft from operating leases to finance leases. As a result of the modifications, the Company reclassified $9,687 of the over-market lease liability from Operating Lease Right-of-Use Assets to Finance Lease Assets. The resulting reclassification reduces the Depreciation and Amortization for the related Finance Lease Assets.
As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments, the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of similar leases. The remaining balance of this liability at March 31, 2022 and December 31, 2021 was $7,793 and $14,737, respectively. Of the $6,944 reduction in the over-market maintenance reserve liabilities during the three months ended March 31, 2022, $6,023 was incorporated into the Finance Lease Assets in accordance with the terms of the executed lease amendments, as described above.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

7.    DEBT
Credit Facilities – On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The interest rate in effect as of March 31, 2022 was 6%, which is the minimum interest rate allowed under the Credit Agreement. Borrowings are subject to a possible interest rate adjustment in June 2022. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL are to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of March 31, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. The Company repaid the outstanding balance of the DDTL in full as of March 31, 2022 using proceeds it received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of March 31, 2022. The Company recorded a $1,557 loss on extinguishment of debt related to the refinancing of the DDTL, which represents the write-off of the unamortized deferred financing costs. As of March 31, 2022, the Revolving Credit Facility remained undrawn and available to the Company.
Long-term Debt – In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020.
In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company recorded $1,979 in debt issuance costs associated with the 2022-1 EETC. Five of the 13 aircraft were owned fleet assets previously financed by the DDTL, two of the aircraft were owned outright, five of the aircraft were acquired during the beginning of the second quarter of 2022, and the remaining aircraft is currently under lease and is expected to be purchased from the lessor later in 2022. The Company received gross proceeds of $77,986 with respect to seven of the aircraft on March 31, 2022, and an incremental $94,521 subsequent to March 31, 2022 with respect to five of the aircraft. The remaining $15,770 of gross proceeds is expected to be received on or before September 15, 2022 in connection with purchasing the thirteenth aircraft from the lessor. The Company is required to make semi-annual principal and interest payments each March and September beginning with the first payment on September 15, 2022. The 2022-1 EETC will be secured by a lien on the financed or refinanced aircraft and will be cross-collateralized by the other aircraft financed through the issuance. Total appraised value of the 12 aircraft was approximately $237,936 as of the original date of the agreement.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Long-term Debt includes the following:

	March 31, 2022	December 31, 2021
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95% and the weighted average interest rate is 4.76% as of March 31, 2022.	$202,984	$202,984

Notes payable under the Company's 2022-1 EETC agreement dated March 2022, with a face amount of $188,277 payable in bi-annual installments, in March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75% and the weighted average interest rate is 5.06% as of March 31, 2022.	77,986	—

Delayed Draw Term Loan Facility (see terms and conditions above)	—	77,481

Other Notes payable. These notes bear interest at an annual rate of approximately 5.00% and were repaid in full in February 2022.	—	466

Total Debt	280,970	280,931

Less: Unamortized debt issuance costs	(3,685)	(3,505)

Less: Current Maturities of Long-term Debt	(34,741)	(29,412)
Total Long-term Debt	$242,544	$248,014
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2022	$30,917	$(613)	$30,304
2023	47,534	(757)	46,777
2024	49,173	(633)	48,540
2025	54,257	(518)	53,739
2026	34,684	(348)	34,336
Thereafter	64,405	(816)	63,589
Total as of March 31, 2022	$280,970	$(3,685)	$277,285
The fair value of debt was $271,837 as of March 31, 2022 and $272,004 as of December 31, 2021. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

8.    FUEL DERIVATIVES AND RISK MANAGEMENT
The Company’s operations are inherently dependent upon the price of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into fuel option and swap contracts. The Company does not apply hedge accounting to its fuel derivative contracts, nor does it hold or issue them for trading purposes. As of March 31, 2022 and December 31, 2021, the Company had no outstanding fuel derivative contracts.
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
Changes in Derivative Assets (Liabilities) are as follows:

	Three Months Ended March 31,
	2022	2021
Balance - January 1	$—	$(1,174)
Non-cash Gains	—	2,386
Contract Settlements	—	(7)
Balance - March 31	$—	$1,205
Fuel Derivative Gains consist of the following:

	Three Months Ended March 31,
	2022	2021
Non-cash Gains	$—	$2,386
Cash Premiums Paid	—	—
Total Fuel Derivative Gains	$—	$2,386
9.    FAIR VALUE MEASUREMENTS
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K.
Excluding the items discussed below, there were no additional assets or liabilities measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.
Financial Instruments – Financial instruments including Cash and Cash Equivalents, Restricted Cash, Investments, Accounts Receivable, Accounts Payable and all other Current Liabilities have carrying values that approximate fair value.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Non-Financial Assets – Certain assets are measured at fair value on a nonrecurring basis. The Company’s non-financial assets, which primarily consist of Property & Equipment, Goodwill and Other Intangible Assets are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial assets are assessed for impairment and, if applicable, written down to fair value using significant unobservable inputs, classified as Level 3.
Debt – See Note 7 for more information on the Company's debt financings and related fair values.
10.    INCOME TAXES
The Company's effective tax rate for the three months ended March 31, 2022 and 2021 was 43.3% and 30.3%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The increase in the effective tax rate is primarily due to a non-deductible expense related to the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA") liability, partially offset by stock compensation benefits.
Tax Receivable Agreement
In connection with the Company’s IPO, the Company entered into the TRA with our pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). The Company will retain the benefit of the remaining 15% of these cash savings.
Upon the closing of the IPO in the first quarter of 2021, the Company recognized a non-current liability of $115,200, which represented undiscounted aggregate payments that were expected to be paid to the TRA holders under the TRA, with an offset to Stockholders’ Equity. The TRA balance as of March 31, 2022 and December 31, 2021 was $105,600 and $98,800, respectively. The TRA liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate. During the three months ended March 31, 2022, the Company recorded an adjustment to the estimated TRA liability of $6,800. Adjustments to the TRA are recorded in Other, net Non-Operating Income (Expense) on the Company’s Condensed Consolidated Statements of Operations.
For more information on the TRA, see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

11.    SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the period presented and may vary from period to period in nature, frequency, and amount.
Special Items, net on the Condensed Consolidated Statements of Operations consist of the following:

	Three Months Ended March 31,
	2022	2021
CARES Act grant recognition (see Note 3)	$—	$(32,208)
CARES Act employee retention credit (See Note 3)	—	(334)
Aircraft lease buy-out expense (1)	—	5,664
Other	—	7
Total Special Items, net	$—	$(26,871)

(1)
Five aircraft were purchased in March 2021 that were previously under operating leases. Aircraft lease buy-out expense represents the net costs incurred to terminate the leases on those five aircraft. This includes the associated lease termination costs, write-off of previously capitalized maintenance deposits, and the write-off of over-market liabilities.

12.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 7), payments under the TRA (see Note 10), and probable future purchases of aircraft.
As of March 31, 2022, the Company had a commitment of approximately $75,000 to purchase four aircraft using proceeds from the 2022-1 EETC, which were delivered in the second quarter of 2022. A deposit totaling $7,500 was remitted to the seller during the first quarter of 2022 and has been accounted for within Other Current Assets on the Condensed Consolidated Balance Sheets as of March 31, 2022. The remaining purchase amount was financed using incremental proceeds from the 2022-1 EETC and were remitted to the seller upon delivery of the aircraft.
During the first quarter of 2022, the Company executed an agreement to purchase a flight simulator at a total purchase price of $9,745. An initial installment of $2,934 was remitted to the seller during the first quarter of 2022 and is accounted for within Property & Equipment on the Condensed Consolidated Balance Sheets as of March 31, 2022. The remaining purchase price is to be remitted upon shipment of the simulator.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

13.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. For more information on the Company’s segments, see Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$205,472	$21,053	$226,525	$106,026	$21,585	$127,611
Non-Fuel Operating Expenses	120,810	19,338	140,148	87,205	18,070	105,275
Aircraft Fuel	64,544	—	64,544	24,253	21	24,274
Special Items, net	—	—	—	(18,206)	(8,665)	(26,871)
Total Operating Expenses	185,354	19,338	204,692	93,252	9,426	102,678
Operating Income	$20,118	$1,715	21,833	$12,774	$12,159	24,933
Interest Income			24			15
Interest Expense			(8,562)			(7,121)
Other, net			(6,876)			(5)
Income Before Income Tax			$6,419			$17,822
14.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through May 6, 2022, the date that the Condensed Consolidated Financial Statements were available to be issued.
For more information on the subsequent events, see Note 6 "Aircraft" and Note 7 "Debt" of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.
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
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Critical Accounting Policies and Estimates
Our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere is this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to the 2021 10-K.
Recently Adopted Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently adopted accounting pronouncements.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2022 and 2021. Also discussed is our financial position as of March 31, 2022 and December 31, 2021. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2021 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. We focus on serving leisure and visiting friends and relatives ("VFR") passengers and charter customers as well as providing crew, maintenance and insurance (“CMI”) services to Amazon, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. Based in Minnesota, we operate an agile network that includes our scheduled service business, our synergistic charter, and cargo businesses. We share resources, such as flight crews, across our scheduled service, charter, and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

route network. We optimize capacity allocation by market, time of year, day of week, and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.
Our scheduled service business combines low costs with a high-quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than Ultra Low-Cost Carriers (“ULCCs”) while maintaining lower Adjusted Cost per Available Seat Mile (“CASM”) than Low Cost Carriers (“LCCs”), resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs (which includes Allegiant Travel Company, Frontier Airlines and Spirit Airlines), such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs (which includes Southwest Airlines and JetBlue Airways). For example, our product includes more legroom than ULCCs, complimentary beverages, in-flight entertainment, and in-seat power, none of which are offered by ULCCs.
Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy because it provides both inherent diversification and downside protection because it is synergistic with our other businesses. Our charter business has several favorable characteristics, including: large repeat customers, more stable demand than scheduled service flying, and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the U.S. Department of Defense, college, and professional sports teams. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the U.S. Department of Defense and sports teams continue to fly during normal economic downturns and our casino contracts are long-term in nature.
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
The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. We experienced a significant decline in demand related to the COVID-19 pandemic, which caused a material decline in our first quarter 2021 as compared to pre-pandemic levels, and negatively impacted our financial condition and operating results.
During the first quarter of 2022, we have continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2021, which may impact the comparability of results presented. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

at this time. In addition, the impact of COVID-19 vaccine mandates and uncertainties in pilot staffing, as well as higher fuel prices, could impact our business and results of operations in the near term. While the COVID-19 pandemic-induced industry downturn has delayed our growth in 2020 and 2021, we believe that our investments have positioned us to profitably grow our business in the long term following a rebound in the U.S. airline industry.
For more information on our business and strategic advantages, see the "Business" and “Management’s Discussion and Analysis of Operations” sections within Part I, Item 1 and Part II, Item 7, respectively, in our 2021 10-K.
Components of Operations
For a more detailed discussion on the nature of transactions included in the separate line items of our Condensed Consolidated Statement of Operations, see “Management’s Discussion and Analysis of Operations” in Part II, Item 7 in our 2021 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended March 31, 2022 (1)				Three Months Ended March 31, 2021 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	6,227	1,620	2,574	10,487	4,323	1,511	2,565	8,452
Block hours (2)	22,433	3,804	7,390	33,805	15,207	3,331	8,242	26,932
Aircraft miles (2)	9,100,714	1,379,448	2,809,782	13,334,873	6,233,184	1,222,451	3,285,525	10,784,543
Available seat miles (ASMs) (thousands) (2)	1,684,532	235,705	—	1,928,149	1,158,012	211,721	—	1,376,796
Total revenue per ASM (TRASM) (cents)	10.25	13.95		10.66	6.93	12.19		7.70
Average passenger aircraft during the period (3)				34.1				31.0
Passenger aircraft at end of period (3)				38				31
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (3)				8.6				6.7
Average stage length (miles)				1,336				1,278
Revenue passengers carried (4)	922,652				553,032
Revenue passenger miles (RPMs) (thousands) (4)	1,338,459				774,999
Load factor (4)	79.5%				66.9%
Average base fare per passenger (4)	$134.47				$98.77
Ancillary revenue per passenger (4)	$48.87				$42.98
Charter revenue per block hour (4)		$8,643				$7,747
Fuel gallons consumed (thousands) (2)	17,401	2,758	—	20,245	11,557	2,357	—	13,993
Fuel cost per gallon, excluding derivatives				$3.20				$1.91
Employees at end of period				2,316				1,768
Cost per available seat mile (CASM) (cents) (5)				10.62				7.46
Adjusted CASM (cents) (6)				6.21				6.15
______________________
(1)Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore the Total System amounts are higher than the sum of Scheduled Service, Charter Service and Cargo amounts.
(3)Scheduled service and charter service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(4)Passenger-related statistics and metrics are shown only for scheduled service. Charter service revenue is driven by flight statistics.
(5)CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(6)Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, special items, and certain other costs that are unrelated to our airline operations.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
Operating Revenues:
Scheduled Service	$124,068	$54,620	$69,448	127%
Charter Service	32,879	25,805	7,074	27%
Ancillary	45,086	23,770	21,316	90%
Passenger	202,033	104,195	97,838	94%
Cargo	21,053	21,585	(532)	(2)%
Other	3,439	1,831	1,608	88%
Total Operating Revenues	226,525	127,611	98,914	78%

Operating Expenses:
Aircraft Fuel	64,544	24,274	40,270	166%
Salaries, Wages, and Benefits	59,617	44,075	15,542	35%
Aircraft Rent	3,186	5,599	(2,413)	(43)%
Maintenance	11,995	9,210	2,785	30%
Sales and Marketing	8,628	5,110	3,518	69%
Depreciation and Amortization	15,328	12,615	2,713	22%
Ground Handling	7,958	5,230	2,728	52%
Landing Fees and Airport Rent	10,286	8,785	1,501	17%
Special Items, net	—	(26,871)	26,871	(100)%
Other Operating, net	23,150	14,651	8,499	58%
Total Operating Expenses	204,692	102,678	102,014	99%
Operating Income	21,833	24,933	(3,100)	(12)%

Non-operating Income (Expense):
Interest Income	24	15	9	60%
Interest Expense	(8,562)	(7,121)	(1,441)	20%
Other, net	(6,876)	(5)	(6,871)	NM
Total Non-operating Income (Expense), net	(15,414)	(7,111)	(8,303)	117%

Income Before Income Tax	6,419	17,822	(11,403)	(64)%
Income Tax Expense	2,782	5,406	(2,624)	(49)%
Net Income	$3,637	$12,416	$(8,779)	(71)%

(1)	"NM" stands for not meaningful
Total Operating Revenues increased $98,914, or 78%, to $226,525 for the three months ended March 31, 2022 from $127,611 for the three months ended March 31, 2021. The increase was largely driven by an increase in

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

demand for passenger service during 2022 as compared to 2021, which was significantly impacted by a decline in passenger demand due to the COVID-19 pandemic.
Scheduled Service. Scheduled service revenue increased by $69,448, or 127%, to $124,068 for the three months ended March 31, 2022 from $54,620 for the three months ended March 31, 2021. The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended March 31,		Change		% Change
	2022	2021
Departures	6,227	4,323	1,904		44%
Passengers	922,652	553,032	369,620		67%
Average base fare per passenger	$134.47	$98.77	$35.70		36%
RPMs (thousands)	1,338,459	774,999	563,460		73%
ASMs (thousands)	1,684,532	1,158,012	526,520		45%
TRASM (cents)	10.25	6.93	3.32		48%
Passenger load factor	79.5%	66.9%	12.6	pts	N/A
The significant quarter-over-quarter increases in all scheduled service operating data was the result of the continued recovery in demand from the COVID-19 pandemic in the first quarter of 2022 relative to the same period in 2021. The quarter-over-quarter increase in demand is demonstrated by a 44% increase in departures, a 67% increase in passengers, and a 36% increase in the average base fare per passenger.
Charter Service. Charter service revenue increased $7,074, or 27%, to $32,879 for the three months ended March 31, 2022, from $25,805 for the three months ended March 31, 2021. Charter revenue per block hour was $8,643 for the three months ended March 31, 2022, as compared to $7,747 for the three months ended March 31, 2021, for an increase of 12%. The increase in Charter service revenue was driven by the increase in rates and a 14% increase in Charter block hours due to the continued recovery from the COVID-19 pandemic and a new charter agreement with Caesars Entertainment, Inc. that began operations in the first quarter of 2022. Rates in 2021 suffered from significant competitive pressure because other carriers had excess aircraft, crew, and resources to operate charter capacity.
Ancillary. Ancillary revenue increased by $21,316, or 90%, to $45,086 for the three months ended March 31, 2022, from $23,770 for the three months ended March 31, 2021. The 67% increase in scheduled passengers during the period resulted in greater sales of air travel-related services, such as; baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue was $48.87 per passenger in the three months ended March 31, 2022, up $5.89, or 14%, from the three months ended March 31, 2021. The increase in ancillary revenue per passenger was due to increased demand for air-travel related services.
Cargo. Revenue from cargo services slightly decreased by $532, or 2%, to $21,053 for the three months ended March 31, 2022, from $21,585 for the three months ended March 31, 2021. The number of departures were materially consistent quarter-over-quarter; however, block hours declined 10% over the same period due to the timing of planned heavy maintenance events.
Other. Other revenue was $3,439 for the three months ended March 31, 2022, as compared to $1,831 for the three months ended March 31, 2021. The increase was primarily driven by an increase in revenue from Sun Country Vacations as a result of higher quarter-over-quarter bookings due to more scheduled service passengers.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expenses, excluding derivatives and other items, is the best measure of the effect of fuel prices on our business as it consists solely of items associated with fuel for our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding gains related to fuel hedge derivative contracts and other items not individually significant.
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended March 31,		Change	% Change
	2022	2021
Total Aircraft Fuel Expenses	$64,544	$24,274	$40,270	166%
Exclude: Fuel Derivative Gains	—	2,386	(2,386)	(100)%
Other Excluded Items	318	66	252	382%
Aircraft Fuel Expenses, Excluding Derivatives and Other Items	$64,862	$26,726	$38,136	143%
Fuel Gallons Consumed (thousands)	20,245	13,993	6,252	45%
Fuel Cost per Gallon, Excluding Derivatives and Other Items	$3.20	$1.91	$1.29	68%
The increase was mainly driven by the 68% increase in the average price per gallon of fuel, and a 45% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by a 42% increase in passenger service block hours.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $15,542, or 35%, to $59,617 for the three months ended March 31, 2022, as compared to $44,075 for the three months ended March 31, 2021. The increase was driven by the new Collective Bargaining Agreement ("CBA") for our pilots, which went into effect in the beginning of 2022, and an increase in passenger service related block hours. The employee headcount as of March 31, 2022 was 2,316, as compared to 1,768 as of March 31, 2021, for an increase of 548, or 31%. The increase in employee headcount was to support all lines of business during the ongoing recovery from the impacts of the COVID-19 pandemic.
Aircraft Rent. Aircraft Rent expense decreased $2,413, or 43%, to $3,186 for the three months ended March 31, 2022, as compared to $5,599 for the three months ended March 31, 2021. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (the expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). Specifically, in the first three months of 2022, we executed lease amendments which modified two aircraft from operating leases to finance leases. For the three months ended March 31, 2022 and 2021, there were four and seven aircraft under operating leases, respectively.
Maintenance. Maintenance materials and repair expense increased $2,785, or 30%, to $11,995 for the three months ended March 31, 2022, as compared to $9,210 for the three months ended March 31, 2021. The increase in maintenance expense was primarily driven by increased departures and block hours across the Passenger segment. Additionally, the cost of heavy checks increased quarter-over-quarter due to the timing of required maintenance events.
Sales and Marketing. Sales and Marketing expense increased $3,518, or 69%, to $8,628 for the three months ended March 31, 2022, as compared to $5,110 for the three months ended March 31, 2021. Passenger revenue

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

increased 94% between these two periods leading to a $2,808 increase in credit card processing and global distribution system fees.
Depreciation and Amortization. Depreciation and Amortization expense increased $2,713, or 22%, to $15,328 for the three months ended March 31, 2022, as compared to $12,615 for the three months ended March 31, 2021. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). For the three months ended March 31, 2022 and 2021, there were 22 and 19 owned aircraft and 12 and five finance leases, respectively.
Ground Handling. Ground Handling expense increased $2,728, or 52%, to $7,958 for the three months ended March 31, 2022, as compared to $5,230 for the three months ended March 31, 2021. The increase was primarily due to the 44% increase in scheduled departures during the same time periods.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $1,501, or 17%, to $10,286 for the three months ended March 31, 2022, as compared to $8,785 for the three months ended March 31, 2021. The increase was primarily driven by the 44% increase in scheduled departures for the three months ended March 31, 2022.
Special Items, net. There were no Special Items recorded for the three months ended March 31, 2022. Special Items had a net benefit of $26,871 for the three months ended March 31, 2021. The net benefit was primarily driven by the payroll support received under the CARES Act, of which the Cargo segment was allocated $8,665. These credits within the Cargo segment results were based on the respective segment salaries, wages, and benefits. For more information on Special Items, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other Operating, net. Other operating, net expense increased $8,499, or 58%, to $23,150 for the three months ended March 31, 2022, as compared to $14,651 for the three months ended March 31, 2021, mainly due to increased departures within the Passenger segment, which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs.
Non-operating Income (Expense)
Interest Expense. Interest expense increased $1,441, or 20%, to $8,562 for the three months ended March 31, 2022, as compared to $7,121 for the three months ended March 31, 2021. The increase was primarily due to a larger mix of owned aircraft and aircraft accounted for as finance leases during the three months ended March 31, 2022.
Other, net. Other, net for the three months ended March 31, 2022 was a net expense of $6,876 primarily due to the $6,800 adjustment to increase the estimated TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report. Other, net for the three months ended March 31, 2021, was not significant.
Income Tax Expense. The Company's effective tax rate for the three months ended March 31, 2022 was 43.3% compared to 30.3% for the three months ended March 31, 2021. The increase in the effective tax rate was primarily due to the non-deductible expense related to the adjustment of the TRA liability, partially offset by stock compensation benefits.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$205,472	$21,053	$226,525	$106,026	$21,585	$127,611

Operating Expenses:
Aircraft Fuel	64,544	—	64,544	24,253	21	24,274
Salaries, Wages, and Benefits	47,531	12,086	59,617	32,839	11,236	44,075
Aircraft Rent	3,186	—	3,186	5,599	—	5,599
Maintenance	9,103	2,892	11,995	6,603	2,607	9,210
Sales and Marketing	8,628	—	8,628	5,110	—	5,110
Depreciation and Amortization	15,302	26	15,328	12,589	26	12,615
Ground Handling	7,954	4	7,958	5,230	—	5,230
Landing Fees and Airport Rent	10,171	115	10,286	8,655	130	8,785
Special Items, net	—	—	—	(18,206)	(8,665)	(26,871)
Other Operating, net	18,935	4,215	23,150	10,580	4,071	14,651
Total Operating Expenses	185,354	19,338	204,692	93,252	9,426	102,678
Operating Income	$20,118	$1,715	$21,833	$12,774	$12,159	$24,933

Adjustment for Special Items, net	—	—	—	(18,206)	(8,665)	(26,871)

Operating Income, Excluding Special Items, net	$20,118	$1,715	$21,833	$(5,432)	$3,494	$(1,938)

Operating Margin %, Excluding Special Items, net	10%	8%	10%	(5)%	16%	(2)%
Passenger. Passenger operating income increased by $7,344 to $20,118 for the three months ended March 31, 2022 from $12,774 for the three months ended March 31, 2021. For more information on the changes in the components of operating income for the Passenger segment, refer to the Condensed Consolidated Results of Operations discussion above.
Cargo. Cargo operating income decreased by $10,444 to $1,715 for the three months ended March 31, 2022, as compared to $12,159 for the three months ended March 31, 2021. The decrease was primarily driven by the allocated payroll support received under the CARES Act during the first quarter of 2021, recognized within Special Items, net, and quarter-over-quarter increase in Salaries, Wages, and Benefits driven by the new CBA

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

for our pilots that went into effect in the beginning of 2022. For more information on the components of operating income for the Cargo segment, refer to the Condensed Consolidated Results of Operations discussion above, where we describe the cargo expenses embedded within each financial statement line item.
Non-GAAP Financial Measures
We sometimes use information that is derived from the Condensed Consolidated Financial Statements, but that is not presented in accordance with GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. We believe certain charges included in our operating expenses on a GAAP basis make it difficult to compare our current period results to prior periods as well as future periods and guidance. The tables below show a reconciliation of non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.
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
Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to the possible differences in the method of calculation and in the items being adjusted.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Operating Income to Adjusted Operating Income, and Adjusted Operating Income Margin for the periods presented below.

	Three Months Ended March 31,
	2022	2021
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$226,525	$127,611
Operating Income	21,833	24,933

Special Items, net (a)	—	(26,871)
Stock compensation expense	920	2,870
TRA expenses (b)	—	264
Adjusted Operating Income	$22,753	$1,196

Operating Income Margin	9.6%	19.5%
Adjusted Operating Income Margin	10.0%	0.9%
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted Net Income (Loss) for the periods presented below.

	Three Months Ended March 31,
	2022	2021
Adjusted Net Income (Loss) Reconciliation:
Net Income	$3,637	$12,416

Special Items, net (a)	—	(26,871)
Stock Compensation Expense	920	2,870
Gain on Asset Transactions, net	(2)	—
Early pay-off of US Treasury loan	—	842
Loss on refinancing credit facility	1,557	382
TRA expenses (b)	—	264
TRA adjustment (c)	6,800	—
Income tax effect of adjusting items, net (d)	(568)	5,178
Adjusted Net Income (Loss)	$12,344	$(4,919)
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.
(c)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(d)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.
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
Adjusted EBITDAR has limitations as an analytical tool. Some of the limitations of Adjusted EBITDAR include: it does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

ongoing operations; does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and it does not reflect any cash requirements for such replacements; and other companies in our industry may calculate Adjusted EBITDAR differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, Adjusted EBITDAR should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.
The following table presents the reconciliation of Net Income to Adjusted EBITDAR for the periods presented below.

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDAR Reconciliation:
Net Income	$3,637	$12,416
Special Items, net (a)	—	(26,871)
Stock Compensation Expense	920	2,870
Gain on Asset Transactions, net	(2)	—
TRA expenses (b)	—	264
TRA adjustment (c)	6,800	—
Interest Income	(24)	(15)
Interest Expense	8,562	7,121
Provision for Income Taxes	2,782	5,406
Depreciation and Amortization	15,328	12,615
Aircraft Rent	3,186	5,599
Adjusted EBITDAR	$41,189	$19,405
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.
(c)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
CASM and Adjusted CASM
Cost per Available Seat Mile (“CASM”) is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our Board of Directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.
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
The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended March 31,
	2022		2021
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$204,692	10.62	$102,678	7.46
Less:
Aircraft Fuel	64,544	3.35	24,274	1.76
Stock Compensation Expense	920	0.05	2,870	0.21
Special Items, net (a)	—	—	(26,871)	(1.95)
TRA expense (b)	—	—	264	0.02
Cargo expenses, not already adjusted above	19,112	0.99	17,195	1.25
Sun Country Vacations	402	0.02	214	0.02
Adjusted CASM	$119,714	6.21	$84,732	6.15

ASM	1,928,149		1,376,796
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 11 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 10 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully execute our business strategy is largely dependent on the continued availability of capital on attractive terms and to maintain sufficient liquidity. We have historically funded our operations and capital expenditures primarily through cash from operations, proceeds from stockholders’ capital contributions, the issuance of promissory notes, and debt financing.
Our primary sources of liquidity as of March 31, 2022 included our existing cash and cash equivalents of $272,402 and short-term investments of $6,233, our expected cash generated from operations, and our $25,000 Revolving Credit Facility. In addition, we had restricted cash of $8,085 as of March 31, 2022 which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, debt repayments and working capital requirements. Our single largest capital expenditure requirement relates to the acquisition of aircraft, which we have historically acquired through operating leases, finance leases, and debt. Our management team retains broad discretion to allocate liquidity.
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
Aircraft – As of March 31, 2022, we operated a fleet of 50 Boeing 737-NG aircraft. This includes 38 aircraft in the passenger fleet and 12 of cargo operated aircraft through the ATSA. We plan to grow the passenger fleet to an estimated 50 aircraft by the end of 2023. We may finance additional aircraft through debt financing or finance leases based on market conditions, our prevailing level of liquidity and capital market availability. We may also enter into new operating leases on an opportunistic basis. For more information on our fleet, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Subsequent to March 31, 2022, the Company committed to lease an aircraft for a period of six years at approximately $2,220 per year. The Company expects to take delivery of the aircraft during fiscal year 2022. The Company also purchased an aircraft that was previously under a finance lease before the end of the lease term for a purchase price of $16,784 and took delivery of four incremental aircraft for a total purchase price of approximately $75,000. The Company financed these purchases using incremental 2022-1 EETC funds that were drawn upon subsequent to March 31, 2022.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. A portion of our deposits is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the aircraft leases.
CARES Act - During 2021, we received grants totaling $71,587 from the Treasury under PSP2 and PSP3. We also received a CARES Act Loan of $45,000 in October 2020, which was repaid in full on March 24, 2021 using the proceeds from the IPO.
In accordance with the $71,587 of grants received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements. We were in compliance with

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

the CARES Act provisions as of March 31, 2022. For more information on the CARES Act provisions, see Note 3 of the Consolidated Financial Statements included in Part II, Item 8 of the 2021 10-K.

Credit Facilities - The Company uses its Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. On February 10, 2021, we entered into a Credit Agreement which includes a $25,000 Revolving Credit Facility and a $90,000 DDTL. The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL are to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with this covenant as of March 31, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. The Company repaid the outstanding balance for the DDTL in full in March 2022 using proceeds it received from the 2022-1 EETC. No amounts under the DDTL are available to the Company as of March 31, 2022. As of March 31, 2022, the Revolving Credit Facility had no balance drawn, leaving a total of $25,000 undrawn.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance, aircraft. In December 2019, we issued the 2019-1 EETC, for the purpose of financing or refinancing 13 used aircraft.
In March 2022, the Company arranged for the issuance of the 2022-1 EETC, in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. As of the date of this report, the Company received gross proceeds of $172,507 in order to finance or refinance 12 of the 13 aircraft, and expects to receive an additional $15,770 of gross proceeds in respect to the thirteenth aircraft on or before September 15, 2022. The 2022-1 EETC will be secured by a lien on the financed or refinanced aircraft and will be cross collateralized by the other aircraft financed through the issuance. Total appraised value of the 12 aircraft was approximately $237,936 as of the original date of the agreement.
For more information on our credit facilities or debt, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
The table below presents the major indicators of financial condition and liquidity:

	March 31, 2022	December 31, 2021
Cash and Cash Equivalents	$272,402	$309,338
Amount Available Under Revolving Credit Facility	25,000	25,000

Long-term Debt	277,285	277,426
Finance Lease Obligations	270,141	192,155
Operating Lease Obligations	34,040	76,041
Total Debt and Lease obligations	$581,466	$545,622
Stockholders' Equity	493,291	486,811
Total Invested Capital	$1,074,757	$1,032,433

Debt-to-Capital	0.54	0.53

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Three Months Ended March 31,
	2022	2021
Total Operating Activities	$18,213	$15,839
Investing Activities:
Purchases of Property & Equipment	(49,683)	(54,399)
Other, net	55	(153)
Total Investing Activities	(49,628)	(54,552)

Financing Activities:
Cash Received from Stock Offering, net	—	228,668
Proceeds from Stock Option and Warrant Exercises	523	—
Proceeds from Borrowings	77,986	68,000
Repayment of Finance Lease Obligations	(4,466)	(3,911)
Repayment of Borrowings	(77,947)	(46,068)
Debt Issuance Costs	(1,979)	(2,721)
Total Financing Activities	(5,883)	243,968

Net (Decrease) Increase in Cash	$(37,298)	$205,255
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the three months ended March 31, 2022 provided $18,213, as compared to providing $15,839 in the three months ended March 31, 2021. During the first quarter 2022 and 2021, Net Income was $3,637 and $12,416, respectively, as Net Income in the first quarter of 2021 was benefited by a number of one-time transactions that are adjusted for operating cash flow purposes.
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
Fuel. Fuel expense represented approximately 32% and 24% of our total operating expense for the three months ended March 31, 2022 and 2021, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption increased during the first quarter of 2022 compared to prior year, consistent with increased passengers as the impact of the pandemic subsides. Additionally, the cost per gallon increased by 68% year-over-year. We expect fuel costs to be higher year over year for comparable periods.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

CARES Act. During the three months ended March 31, 2022 we did not receive any funding from the CARES Act. During the three months ended March 31, 2021 we received $32,208 in CARES Act grants and $334 in employee retention tax credits.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $49,683 and $54,399 for the three months ended March 31, 2022 and 2021, respectively. Our capital expenditures during the three months ended March 31, 2022 primarily included the purchase of one aircraft, the purchase of three spare engines, the first installment payment to purchase a flight simulator, and other miscellaneous projects. Our capital expenditures during the three months ended March 31, 2021 were primarily related to the purchases of five existing aircraft previously under operating leases. Subsequent to March 31, 2022, we used incremental 2022-1 EETC financing to purchase an aircraft previously under a finance lease for a purchase price $16,784 and took delivery of four incremental aircraft for a total purchase price of approximately $75,000.
Financing Cash Flow Activities
IPO. In March 2021, we completed our IPO. In total, 10,454,545 shares were issued and the net proceeds to the Company were $225,329 after deducting underwriting discounts and commissions, and other offering expenses. The proceeds from the IPO were immediately used to repay our $45,000 loan with the Treasury, plus interest.
Debt. In the three months ended March 31, 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. We obtained $77,986 in gross proceeds during the first quarter of 2022 for the purpose of refinancing seven aircraft. Subsequent to March 31, 2022, we issued an incremental $94,521 of 2022-1 EETC proceeds for the purpose of financing five aircraft, which were received in the second quarter of 2022. The remaining $15,770 of gross proceeds is expected to be received on or before September 15, 2022 in connection with purchasing the thirteenth aircraft from the lessor. Five of these aircraft were owned fleet assets previously financed by the DDTL, which was repaid with the proceeds from the 2022-1 EETC.
For additional information regarding these financing arrangements, see Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
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
Pass-Through Trusts. We have equipment notes outstanding issued under the 2019-1 EETC and 2022-1 EETC. Generally, the structure of the EETC financings consists of pass-through trusts created by us to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of Sun Country. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by us and secured by our aircraft. The payment obligations under the equipment notes are those of Sun Country. We use these certificates to finance or refinance aircraft purchases utilizing these certificates and the obligations are listed in Note 7 of the Condensed Consolidated Financial Statements. As of March 31, 2022, $94,521 of financing was available to us through the 2022-1 EETC, but was not reported on our Condensed Consolidated Balance Sheets because we had not issued

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

equipment notes as of the Balance Sheet date. As of the date of this report, the remaining $94,521 had been drawn upon for the purpose of financing the purchase of five aircraft, which were received in the second quarter of 2022. Accordingly, no additional off balance sheet amounts exist related to the 2022-1 EETC.
Fuel Consortia. We currently participate in fuel consortia at Minneapolis-Saint Paul International Airport, Las Vegas International Airport, Dallas-Fort Worth International Airport, San Diego International Airport, Los Angeles International Airport, Seattle Tacoma International Airport, Portland International Airport, Phoenix Sky Harbor International Airport, Orlando International Airport and Southwest Florida International Airport and we expect to expand our participation with other airlines in fuel consortia and fuel committees at our airports where economically beneficial. These agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Consortia that are governed by interline agreements are either, (i) not variable interest entities (“VIEs”) because they are not legal entities, or (ii) are variable interest entities, but the Company is not deemed the primary beneficiary. Therefore, these agreements are not reflected on our Condensed Consolidated Balance Sheets. There are no assets or liabilities on our balance sheets related to these VIEs, since our participation is limited to purchasing aircraft fuel.
We have no other off-balance sheet arrangements.
Commitments and Contractual Obligations
We have contractual obligations comprised of aircraft leases and supplemental maintenance reserves, payments of debt, interest, other lease arrangements, and the TRA.
As of March 31, 2022, the Company had a commitment of approximately $75,000 to purchase four aircraft using proceeds from the 2022-1 EETC, which were delivered in the second quarter of 2022. A deposit totaling $7,500 was remitted to the seller during the first quarter of 2022. The remaining purchase amount was financed using incremental proceeds from the 2022-1 EETC and were remitted to the seller upon delivery of the aircraft.
During the first quarter of 2022, the Company executed an agreement to purchase a flight simulator at a total purchase price of $9,745. An initial installment of $2,934 was remitted to the seller during the first quarter of 2022. The remaining purchase price is to be remitted upon shipment of the simulator.
For additional information, refer to Note 12 Commitments and Contingencies to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2021.

SUN COUNTRY AIRLINES HOLDINGS, INC

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, specifically with respect to aircraft fuel, as well as interest rate risk. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Accordingly, actual results may differ from the information provided below.
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at March 31, 2022. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the second quarter of 2022, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $177 excluding any impact associated with fuel derivative instruments held and reimbursed cargo fuel.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt. A change in market interest rates would impact interest expense under the Revolving Credit Facility, totaling $25,000 in principal capacity. During the quarter, we repaid the outstanding balance of the DDTL using proceeds from the 2022-1 EETC, which terminated the DDTL. We are unable to draw any additional amounts from the DDTL and no longer face any exposure to market risk on this portion of our Credit Facilities. Assuming the Revolving Credit Facility is fully drawn, a 100 basis point increase in interest rates would result in a corresponding increase in interest expense of approximately $250 annually.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2022, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, management, including our CEO and CFO, has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information we are required to disclose is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2021 10-K, the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)Exhibits

4.1
Trust Supplement No. 2022-1A, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.2
Trust Supplement No. 2022-1B, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.3
Intercreditor Agreement, dated as of March 29, 2022, among Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 5, 2022)

SUN COUNTRY AIRLINES HOLDINGS, INC

4.4
Note Purchase Agreement, dated as of March 29, 2022, among Sun Country, Inc., Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.5
Form of Participation Agreement (Participation Agreement between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity but solely as mortgagee, subordination agent under the Intercreditor Agreement and pass through trustee under the pass through trusts) (Exhibit B to Note Purchase Agreement) (included in Exhibit 4.4)

4.6
Form of Indenture (Trust Indenture and Mortgage between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee) (Exhibit C to Note Purchase Agreement) (included in Exhibit 4.4)

4.7	Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1A (included in Exhibit 4.1)

4.8	Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1B (included in Exhibit 4.2)

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SUN COUNTRY AIRLINES HOLDINGS, INC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Country Airlines Holdings, Inc. (Registrant)

/s/ Dave Davis
Dave Davis
President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 6, 2022