Form 10-Q
period 2022-06-30
Sun Country Airlines Holdings, Inc.
filed 2022-08-10
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2022:
Common Stock, $0.01 par value – 58,143,901 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$212,858	$309,338
Restricted Cash	4,132	8,447
Investments	76,724	6,283
Accounts Receivable, net of an allowance for credit losses of $197 and $250, respectively	38,479	30,156
Short-term Lessor Maintenance Deposits	7,394	5,505
Inventory, net of a reserve for obsolescence of $1,434 and $1,275, respectively	6,320	5,405
Prepaid Expenses	16,245	8,511
Other Current Assets	1,186	1,798
Total Current Assets	363,338	375,443

Property & Equipment, net:
Aircraft and Flight Equipment	589,690	447,319
Ground Equipment and Leasehold Improvements	27,092	20,876
Computer Hardware and Software	10,161	8,785
Finance Lease Assets	251,887	209,457
Rotable Parts	10,958	9,150
Total Property & Equipment	889,788	695,587
Accumulated Depreciation & Amortization	(144,165)	(117,069)
Total Property & Equipment, net	745,623	578,518

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net	87,110	89,110
Operating Lease Right-of-use Assets	27,019	61,658
Aircraft Deposits	11,520	10,021
Long-term Lessor Maintenance Deposits	25,813	20,346
Deferred Tax Asset	15,813	17,608
Other Assets	8,279	5,495
Total Other Assets	397,777	426,461
Total Assets	$1,506,738	$1,380,422
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$58,051	$39,805
Accrued Salaries, Wages, and Benefits	25,342	28,527
Accrued Transportation Taxes	14,549	12,736
Air Traffic Liabilities	123,958	118,562
Over-market Liabilities	3,063	4,309
Finance Lease Obligations	29,392	11,705
Loyalty Program Liabilities	11,548	11,451
Operating Lease Obligations	10,172	17,231
Current Maturities of Long-term Debt	43,810	29,412
Income Tax Receivable Agreement Liability	1,100	—
Other Current Liabilities	10,376	7,913
Total Current Liabilities	331,361	281,651

Long-term Liabilities:
Over-market Liabilities	3,964	10,428
Finance Lease Obligations	220,229	180,450
Loyalty Program Liabilities	5,056	8,267
Operating Lease Obligations	21,410	58,810
Long-term Debt	319,733	248,014
Income Tax Receivable Agreement Liability	106,200	98,800
Other Long-term Liabilities	2,897	3,413
Total Long-term Liabilities	679,489	608,182
Total Liabilities	1,010,850	889,833

Commitments and Contingencies (see Note 13)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 58,145,724 and 57,872,452 issued at June 30, 2022 and December 31, 2021, respectively	581	579
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost, 1,823 shares held at June 30, 2022 and no shares held at December 31, 2021	(52)	—
Additional Paid-In Capital	491,492	485,638
Retained Earnings	4,087	4,372
Accumulated Other Comprehensive Loss	(220)	—
Total Stockholders' Equity	495,888	490,589
Total Liabilities and Stockholders' Equity	$1,506,738	$1,380,422
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues:
Passenger	$195,362	$125,130	$397,394	$229,325
Cargo	21,190	22,098	42,243	43,684
Other	2,515	1,961	5,954	3,793
Total Operating Revenue	219,067	149,189	445,591	276,802

Operating Expenses:
Aircraft Fuel	76,947	29,709	141,492	53,984
Salaries, Wages, and Benefits	60,298	42,316	119,915	86,392
Aircraft Rent	2,211	3,815	5,397	9,414
Maintenance	12,782	11,300	24,777	20,510
Sales and Marketing	7,881	5,822	16,509	10,932
Depreciation and Amortization	16,854	14,208	32,182	26,823
Ground Handling	8,212	6,551	16,170	11,781
Landing Fees and Airport Rent	9,496	8,752	19,782	17,537
Special Items, net	—	(39,819)	—	(72,355)
Other Operating, net	21,017	16,746	44,166	31,397
Total Operating Expenses	215,698	99,400	420,390	196,415
Operating Income	3,369	49,789	25,201	80,387

Non-operating Income (Expense):
Interest Income	532	9	556	24
Interest Expense	(7,042)	(6,080)	(15,604)	(13,201)
Other, net	(1,702)	18,054	(8,577)	18,049
Total Non-operating Income (Expense), net	(8,212)	11,983	(23,625)	4,872

Income (Loss) Before Income Tax	(4,843)	61,772	1,576	85,259
Income Tax Expense (Benefit)	(921)	9,595	1,861	16,304
Net Income (Loss)	$(3,922)	$52,177	$(285)	$68,955

Net Income (Loss) per share to common stockholders:
Basic	$(0.07)	$0.91	$0.00	$1.30
Diluted	$(0.07)	$0.84	$0.00	$1.20
Shares used for computation:
Basic	58,060,716	57,156,159	57,984,608	52,850,041
Diluted	58,060,716	61,982,441	57,984,608	57,403,593
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(3,922)	$52,177	$(285)	$68,955

Other Comprehensive Loss:
Net unrealized loss on Available-for-Sale securities, net of deferred tax benefit of $66, $—, $66 and $—, respectively	(220)	—	(220)	—
Other Comprehensive Loss	(220)	—	(220)	—
Comprehensive Income (Loss)	$(4,142)	$52,177	$(505)	$68,955

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Loans to Stockholders	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
December 31, 2020	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817
Shares Surrendered by Stockholders	(140,737)	(1)	3,500	(3,499)	—	—
Initial Public Offering, net	10,454,545	105	—	224,552	—	224,657
Net Income	—	—	—	—	16,778	16,778
Income Tax Receivable Agreement	—	—	—	—	(115,200)	(115,200)
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	2,870	—	2,870
March 31, 2021	57,153,467	$572	$—	$473,848	$(60,098)	$414,322
Initial Public Offering Expense Adjustment	—	—	—	349	—	349
Exercise of Stock Options	5,000	—	—	27	—	27
Net Income	—	—	—	—	52,177	52,177
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	744	—	744
June 30, 2021	57,158,467	$572	$—	$476,368	$(7,921)	$469,019

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
December 31, 2021	57,872,452	$579	—	$—	$485,638	$4,372	$—	$490,589
Stock Option Exercises	91,868	1	—	—	522	—	—	523
Net Income	—	—	—	—	—	3,637	—	3,637
Amazon Warrants	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	920	—	—	920
March 31, 2022	57,964,320	$580	—	$—	$488,480	$8,009	$—	$497,069
Stock Issued for Stock-Based Awards	181,404	1	—	—	1,037	—	—	1,038
Net Stock Settlement of Stock-Based Awards	—	—	1,823	(52)	—	—	—	(52)
Net Loss	—	—	—	—	—	(3,922)	—	(3,922)
Amazon Warrants	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	575	—	—	575
Other Comprehensive Loss	—	—	—	—	—	—	(220)	(220)
June 30, 2022	58,145,724	$581	1,823	$(52)	$491,492	$4,087	$(220)	$495,888
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Net Income (Loss)	$(285)	$68,955
Adjustments to reconcile Net Income (Loss) to Cash from Operating Activities:
Depreciation and Amortization	32,182	26,823
Tax Receivable Agreement Adjustment	8,500	(18,700)
Operating Lease Right-of-use Assets	5,255	9,419
Non-Cash Gain on Asset Transactions, net	(79)	—
Unrealized Gain on Fuel Derivatives	—	(3,599)
Amortization of Over-market Liabilities	(1,687)	(3,081)
Deferred Income Taxes	1,861	16,304
Amazon Warrants Vested	2,800	2,800
Stock-based Compensation Expense	1,495	3,613
Amortization of Debt Issuance Costs and Debt Securities	515	687
Loss on Extinguishment of Debt	1,557	1,224

Changes in Operating Assets and Liabilities:
Accounts Receivable	(8,023)	4,265
Inventory	(1,184)	(224)
Prepaid Expenses	(7,733)	(6,446)
Lessor Maintenance Deposits	(7,356)	(3,220)
Aircraft Deposits	(1,720)	1,496
Other Assets	18	1,294
Accounts Payable	15,692	3,546
Accrued Transportation Taxes	1,813	7,024
Air Traffic Liabilities	5,396	12,695
Loyalty Program Liabilities	(3,113)	(1,192)
Operating Lease Obligations	(5,698)	(28,494)
Other Liabilities	(3,146)	1,615
Net Cash Provided by Operating Activities	37,060	96,804

Cash Flows from Investing Activities:
Purchases of Property & Equipment	(137,647)	(73,699)
Proceeds from the Sale of Property & Equipment	515	—
Proceeds from Insurance Settlements	8,865	—
Purchases of Investments	(71,629)	(1,436)
Proceeds from the Sale of Investments	935	984
Net Cash Used in Investing Activities	(198,961)	(74,151)

Cash Flows from Financing Activities:
Cash Received from Stock Offering	—	235,894
Costs of Stock Offering	—	(8,669)
Proceeds from Stock Option and Warrant Exercises	1,371	26
Taxes Paid for Net Stock Settlement of Stock-Based Awards	(31)	—
Proceeds from Borrowings	172,507	80,500
Repayment of Finance Lease Obligations	(24,293)	(7,864)
Repayment of Borrowings	(86,046)	(74,709)
Debt Issuance Costs	(2,402)	(2,709)
Net Cash Provided by Financing Activities	61,106	222,469

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(100,795)	245,122

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	317,785	70,363

Cash, Cash Equivalents and Restricted Cash--End of the Period	$216,990	$315,485

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Non-cash transactions:
Lease Deposits Applied Against the Purchase of Aircraft	$—	$3,296
Aircraft and Flight Equipment Acquired through Finance Leases	19,928	42,911
Finance Lease Asset Modifications	46,311	—
Aircraft Acquired From Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	19,083	—
Derecognition of Operating Lease Right-of-Use Assets, net	—	41,135
Derecognition of Operating Lease Obligations	—	44,726

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	June 30, 2022	June 30, 2021
Cash and Cash Equivalents	$212,858	$310,723
Restricted Cash	4,132	4,762
Total Cash, Cash Equivalents and Restricted Cash	$216,990	$315,485

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
Secondary Offerings
During May 2021 and October 2021, the Apollo Stockholder and other selling stockholders sold 7,250,000 and 8,500,000 shares of the Company's common stock at the public offering prices of $34.50 and $32.50, respectively. Under both transactions, the underwriters were given options to purchase additional shares of the Company's common stock at the public offering price. During the May 2021 and October 2021 offerings, the underwriters elected to purchase 1,087,500 and 435,291 of the option shares, respectively. The Company incurred offering expenses of $1,763 in conjunction with the two secondary offerings and did not receive any of the proceeds from these offerings.
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
In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. There were 632,183 warrants that vested upon execution of the ATSA and 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the six months ended June 30, 2022 and June 30, 2021, 379,304 warrants vested in each respective period. As of June 30, 2022 and June 30, 2021, the cumulative vested warrants held by Amazon were 2,022,963 and 1,264,356, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
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
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, equity-based compensation, tax receivable agreement, lease accounting, impairment of goodwill, impairment of long-lived and intangible assets, air traffic liabilities, the loyalty program, as well as the valuation of Amazon warrants. During the six months ended June 30, 2022, there were no significant changes to the Company’s critical accounting policies.
Due to impacts from the global coronavirus (“COVID-19”) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, uncertainties in pilot staffing and other factors, operating results for the six months ended June 30, 2022 are not necessarily indicative of operating results for future quarters or for the year ending December 31, 2022. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, disease outbreaks, fears of terrorism or war, and other factors beyond the Company's control.
Revision of Previously Issued Consolidated Financial Statements
During the second quarter of 2022, the Company identified an immaterial misstatement in the Company's Condensed Consolidated Financial Statements for the quarter and year-to-date interim periods in the year ended December 31, 2021 (the "previously issued financial statements"). The error related to the improper application of Accounting Standards Codification (ASC) Topic 842, Leases regarding the treatment of the incremental difference between the net purchase price of the leased aircraft and the net operating lease recorded on the balance sheet immediately prior to the transaction. This difference should have been

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

capitalized as part of the acquisition costs incurred to purchase the aircraft off the operating lease. The Company incorrectly expensed this amount as incurred within Special Items, net on the Condensed Consolidated Statements of Operations. The error resulted in an understatement of the benefit within Special Items, net, partially offset by incremental Depreciation and Amortization Expense for the three and six months ended June 30, 2021, and an understatement of Aircraft and Flight Equipment.
The Company assessed the materiality of the errors on the prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements. Management concluded it was immaterial to the Company's previously issued annual or interim financial statements.
While management believes the effect of the error is immaterial, the Company has revised the previously issued financial statements as presented in these Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the immaterial error will be corrected in the comparative amounts presented in the Company’s subsequent quarterly and annual filings.
The impact of the revision on the Company's previously issued Consolidated Balance Sheets as of December 31, 2021 are as follows:

	December 31, 2021
	As Previously Issued	Correction	As Revised
Assets
Aircraft and Flight Equipment	$440,356	$6,963	$447,319
Total Property & Equipment	688,624	6,963	695,587
Accumulated Depreciation & Amortization	(115,013)	(2,056)	(117,069)
Total Property & Equipment, net	573,611	4,907	578,518
Deferred Tax Asset	18,737	(1,129)	17,608
Total Other Assets	427,590	(1,129)	426,461
Total Assets	1,376,644	3,778	1,380,422
Stockholder's Equity
Retained Earnings	594	3,778	4,372
Total Stockholders' Equity	486,811	3,778	490,589
Total Liabilities and Stockholders' Equity	1,376,644	3,778	1,380,422

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The impact of the revision on the Company's previously issued Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2021 are as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Issued	Correction	As Revised	As Previously Issued	Correction	As Revised
Operating Expenses
Depreciation and Amortization	$13,460	$748	$14,208	$26,075	$748	$26,823
Special Items, net	(38,520)	(1,299)	(39,819)	(65,392)	(6,963)	(72,355)
Total Operating Expenses	99,951	(551)	99,400	202,630	(6,215)	196,415

Operating Income	49,238	551	49,789	74,172	6,215	80,387
Income Before Income Tax	61,221	551	61,772	79,044	6,215	85,259
Income Tax Expense	9,468	127	9,595	14,875	1,429	16,304
Net Income	51,753	424	52,177	64,169	4,786	68,955
Basic Income per share	$0.91	$0.00	$0.91	$1.21	$0.09	$1.30
Diluted Income per share	$0.83	$0.01	$0.84	$1.12	$0.08	$1.20
The revision also impacted the Company's previously issued Condensed Consolidated Statements of Changes in Stockholders Equity as follows:

	For the Three Months Ended March 31, 2021
	As Previously Issued	Correction	As Revised
Net Income	$12,416	$4,362	$16,778

	As of March 31, 2022			As of June 30, 2021			As of March 31, 2021
	As Previously Issued	Correction	As Revised	As Previously Issued	Correction	As Revised	As Previously Issued	Correction	As Revised
Retained Earnings (Deficit)	$4,231	$3,778	$8,009	$(12,707)	$4,786	$(7,921)	$(64,460)	$4,362	$(60,098)
Total Stockholders' Equity	493,291	3,778	497,069	464,233	4,786	469,019	409,960	4,362	414,322
The Company's Condensed Consolidated Statement of Changes Stockholders' Equity as of December 31, 2021 has been corrected to reflect the changes to the impacted Stockholders' Equity accounts as described above.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The impact of the revision on the Company's previously issued Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30, 2021
	As Previously Issued	Correction	As Revised
Operating Activities
Net Income	$64,169	$4,786	$68,955
Depreciation and Amortization	26,075	748	26,823
Non-Cash Gain on Asset Transaction, Net	(12,668)	12,668	—
Deferred Income Taxes	14,875	1,429	16,304
Operating Lease Obligations	(15,826)	(12,668)	(28,494)
Net Cash Provided by Operating Activities	89,841	6,963	96,804
Investing Activities
Purchases of Property & Equipment	(66,736)	(6,963)	(73,699)
Net Cash Used in Investing Activities	(67,188)	(6,963)	(74,151)
The revision had no impact on the Company's Net Cash Provided by Financing Activities for the six months ended June 30, 2021.
Investments
Investments consist of debt securities and Certificates of Deposit. The Certificates of Deposit are recorded at cost, plus accrued interest. These certificates serve as collateral for letters of credit required by various airports and other vendors. All of the certificates have original maturities greater than 90 days.
During the quarter ended June 30, 2022, the Company purchased $70,391 of debt securities with original maturities of three months or greater. The investments are classified as current assets on the Condensed Consolidated Balance Sheets because the securities are highly liquid and are available to be quickly converted into cash to fund current operations. Primarily all of the Company's Available-for-Sale securities will mature within one year. The Company limits its exposure to any one issuer or market sector, and largely limits its investments to investment grade quality securities.
The Company's investment securities are classified as Available-for-Sale and are reported at fair value on the Company's Condensed Consolidated Balance Sheets. Unrealized gains and losses on the Company's Available-for-Sale securities are excluded from net earnings and are reported as a component of Accumulated Other Comprehensive Income (Loss), net of income tax effects, within Stockholders' Equity on the Condensed Consolidated Balance Sheets until realized. Realized gains and losses are recorded using the specific identification method and reflected in Other, net within Non-operating Income (Expense) on the Company's Condensed Consolidated Statement of Operations. Premiums and discounts recorded on Available-for-Sale debt securities are accounted for in Other, net within Non-operating Income (Expense) on the Company's Condensed Consolidated Statement of Operations.
At each reporting period, the Company assesses its Available-for-Sale investments in an unrealized loss position to determine whether an impairment exists. The Company will record an impairment if management intends to sell an impaired security, will likely be required to sell a security before recovery of the entire amortized cost, or the same level of collectible cash flows from the security is no longer expected. The

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

entire impairment will be included in Other, net within Non-operating Income (Expense) on the Company's Condensed Consolidated Statement of Operations.
Recently Adopted Accounting Standards
On May 3, 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. On January 1, 2022, the Company adopted ASU 2021-04 on a prospective basis, as required by the Standard. There was no financial statement impact upon adoption.
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
3.    IMPACT OF THE COVID-19 PANDEMIC
The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. Sun Country experienced a significant decrease in demand related to the COVID-19 pandemic, which caused a material decline in 2021 revenues as compared to pre-pandemic levels, and negatively impacted the Company’s financial condition and operating results.
During the second quarter of 2022, Sun Country continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2021, which may impact the comparability of results to prior periods. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted at this time.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
During 2021 and 2020, the Company received certain funds from the CARES Act. The cash awarded to the Company through the CARES Act was accounted for as grants, debt, and tax credits based on the terms and nature of the funds awarded.
During the six months ended June 30, 2021, the Company received and recognized as income within Special Items, net $71,587 from the U.S. Treasury under the Payroll Support Program Extension (“PSP2”) and the American Rescue Plan Act of 2021 ("PSP3"). The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes. During the six months ended June 30, 2021, the Company recorded $780 related to the CARES Employee Retention Credit within Special Items, net. Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the U.S. Treasury, which was repaid in full on March 24, 2021 using proceeds from the IPO. For more information on funds awarded through the CARES Act, see Note 3 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements” in the 2021 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained through March 1, 2022, if ordered by the Department of Transportation ("DOT"); the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends through September 30, 2022; and restrictions on the payment of certain executive compensation through April 1, 2023. As of June 30, 2022, the Company was in compliance with these provisions.
4.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, passenger interface fee and on-board sales. Cargo consists of revenue earned from flying cargo aircraft under the ATSA. Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Scheduled Service	$108,412	$67,073	$232,479	$121,693
Charter Service	42,749	28,898	75,628	54,703
Ancillary	44,201	29,159	89,287	52,929
Passenger	195,362	125,130	397,394	229,325
Cargo	21,190	22,098	42,243	43,684
Other	2,515	1,961	5,954	3,793
Total Operating Revenue	$219,067	$149,189	$445,591	$276,802
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
Total Operating Revenues by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$211,012	$142,774	$419,851	$262,020
Latin America	8,014	6,266	25,634	14,228
Other	41	149	106	554
Total Operating Revenue	$219,067	$149,189	$445,591	$276,802

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets. These deferred up-front costs are being amortized into Maintenance expense on a pro-rata basis over the initial six years of the ATSA. The amount expensed during the three and six months ended June 30, 2022 was $157 and $318, respectively. The expense for both the three and six months ended June 30, 2021 was $169 and $307, respectively.
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
As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets. This deferred up-front payment is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA. For the three and six months ended June 30, 2022, $233 and $474 was amortized into Cargo revenue, respectively. For the three and six months ended June 30, 2021, $237 and $468 was amortized into Cargo revenue, respectively.
Contract Assets and Liabilities are as follows:

	June 30, 2022	December 31, 2021
Contract Assets
Costs to fulfill contract with Amazon	$2,501	$2,819

Air Traffic Liabilities	123,958	118,562
Loyalty Program Liabilities	16,604	19,718
Amazon Deferred Up-front Payment	3,726	4,200
Total Contract Liabilities	$144,288	$142,480
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six months ended June 30, 2022, $105,518 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2021.
Loyalty Program
The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. The Company records a liability for loyalty points earned by passengers under the Sun Country Rewards program using two methods: (1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value, net of estimated loyalty points that will expire unused, or breakage; and (2) a liability for points attributed to

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

loyalty points issued to the Company’s Visa card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impacts the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue). Due to these reasons, the timing of loyalty point redemptions can vary significantly.
Changes in the Loyalty Program Liabilities are as follows:

	2022	2021
Balance – January 1	$19,718	$22,069
Loyalty Points Earned	3,471	1,904
Loyalty Points Redeemed (1)	(6,585)	(3,096)
Balance – June 30	$16,604	$20,877
______________________

(1)	Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
5.    EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Income (Loss)	$(3,922)	$52,177	$(285)	$68,955

Denominator:
Weighted Average Common Shares Outstanding - Basic	58,060,716	57,156,159	57,984,608	52,850,041
Dilutive effect of Stock Options, RSUs and Warrants (1)	—	4,826,282	—	4,553,552
Weighted Average Common Shares Outstanding - Diluted	58,060,716	61,982,441	57,984,608	57,403,593

Basic earnings per share	$(0.07)	$0.91	$0.00	$1.30
Diluted earnings per share	$(0.07)	$0.84	$0.00	$1.20
______________________

(1)
There were 3,372,527 and 3,547,524 performance-based stock options outstanding at June 30, 2022 and 2021, respectively. As a result of the IPO and other ongoing factors, the Company estimated that approximately 74% of these options are expected to meet the performance conditions as of June 30, 2022 and are included in the measure above to the extent they are dilutive. As of June 30, 2022, 25% of the eligible outstanding performance-based stock options vested and were considered exercisable. The vested performance-based stock options are included in the measure above to the extent they are dilutive.

Due to the Net Loss for the three and six months ended June 30, 2022, there were 3,529,406 and 3,676,847 stock options, restricted stock units, and vested warrants that were not included in the computation of diluted earnings per share due to their anti-dilutive effect. The Company's anti-dilutive shares for all other periods presented were not material to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Warrants held by Amazon are included in the calculation of dilutive weighted average shares outstanding as of the date the warrants vest. The unvested warrants held by Amazon have not been included in dilutive shares as their performance condition had not been satisfied.
6. AIRCRAFT
As of June 30, 2022, Sun Country operated a fleet of 53 Boeing 737-NG aircraft, consisting of 52 Boeing 737-800s and one Boeing 737-700.
The following tables summarize the Company’s aircraft fleet activity for the six months ended June 30, 2022 and 2021, respectively:

	December 31, 2021	Additions	Reclassifications	Removals	June 30, 2022
Passenger:
Owned	21	5	1	(1)	26
Finance leases (1)	9	1	1	—	11
Operating leases	6	—	(2)	—	4
Sun Country Airlines’ Fleet	36	6	—	(1)	41
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft Operated	48	6	—	(1)	53

	December 31, 2020	Additions	Reclassifications	Removals	June 30, 2021
Passenger:
Owned	14	—	6	—	20
Finance leases	5	2	—	—	7
Operating leases	12	—	(6)	—	6
Sun Country Airlines’ Fleet	31	2	—	—	33
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft Operated	43	2	—	—	45

(1)	Two aircraft operating leases were reclassified into finance lease and a separate aircraft finance lease purchase option was exercised, resulting in a net change of one finance lease reclassification.
During the six months ended June 30, 2022, the Company acquired six incremental aircraft, five of which were financed using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC"), and one through a finance lease arrangement that is set to expire in fiscal year 2030. As of June 30, 2022, 25 of the aircraft were financed and one aircraft was unencumbered. For more information on the Company's financing arrangements see Note 7 of these Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

During the six months ended June 30, 2022, the Company completed transactions that adjusted the composition of its fleet. The Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the classification from operating leases to finance leases with expiration dates in fiscal year 2026. Further, the Company purchased an aircraft previously classified as a finance lease using proceeds from the 2022-1 EETC.
During the six months ended June 30, 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The retirement had no impact on the Company's Condensed Consolidated Results of Operations, see Note 13 for more information.
Subsequent to June 30, 2022, the Company took delivery of an aircraft contracted under a six-year lease, with lease payments approximating $2,220 per year.
The six aircraft purchased during the six months ended June 30, 2021 were financed through the Delayed Draw Term Loan Facility (see Note 7). All six aircraft were previously accounted for as operating leases. Additionally, the Company obtained an additional two aircraft under finance leases.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Aircraft Status	Expense Type	2022	2021	2022	2021
Owned	Depreciation	$10,175	$9,400	$18,848	$17,230
Finance Leased	Amortization	4,044	2,435	8,113	4,870
Operating Leased	Aircraft Rent (1)	2,211	3,815	5,397	9,414
		$16,430	$15,650	$32,358	$31,514

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Condensed Consolidated Statements of Operations.
Aircraft Maintenance Deposits Contra-Assets
As of the Acquisition Date, the Company established a maintenance deposit contra-asset to offset the acquired maintenance deposits assets included in Short-term Lessor Maintenance Deposits on the Condensed Consolidated Balance Sheets. The assets represent funds paid by the previous owners of the Company to the lessor that were kept as funds on deposit for maintenance events and the contra-assets represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition date. As reimbursable maintenance events are performed and Maintenance Expense is incurred, a portion of the contra-asset is recognized as a reduction to Maintenance Expense on the Condensed Consolidated Statements of Operations due to the fact that the previously acquired maintenance deposit is partially funding the maintenance event. As of June 30, 2022 and December 31, 2021, the remaining balance of the contra-asset was $21,897 and $22,348, respectively.
Over-market Liabilities
As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. The over-market lease liability is recorded as a contra-asset offsetting the corresponding lease asset. The remaining unamortized balance of this contra-asset as of June 30, 2022 and December 31, 2021 was $344 and $10,363, respectively and is recorded

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

within Operating Lease Right-of-Use Assets. During the six months ended June 30, 2022, the Company executed lease amendments which modified two aircraft from operating leases to finance leases. As a result of the modifications, the Company reclassified $9,687 of the over-market lease liability from Operating Lease Right-of-Use Assets to Finance Lease Assets. The resulting reclassification reduced the go-forward Depreciation and Amortization for the related Finance Lease Assets.
As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments, the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of similar leases. The remaining balance of this liability at June 30, 2022 and December 31, 2021 was $7,027 and $14,737, respectively. Of the $7,710 reduction in the over-market maintenance reserve liabilities during the six months ended June 30, 2022, $6,023 was incorporated into the Finance Lease Assets in accordance with the terms of the executed lease amendments, as described above.
7.    DEBT
Credit Facilities – On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of June 30, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. During the six months ended June 30, 2022, the Company repaid the outstanding balance of the DDTL in full using proceeds it received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of June 30, 2022. The Company recorded a $1,557 loss on extinguishment of debt related to the repayment of the DDTL, which represents the write-off of the unamortized deferred financing costs. As of June 30, 2022, the Revolving Credit Facility remained undrawn and available to the Company.
Long-term Debt – In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020.

In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company recorded $2,402 in debt issuance costs associated with the 2022-1 EETC. Of the 12 aircraft financed by the 2022-1 EETC during the six months ended June 30, 2022, five were existing owned aircraft previously financed by the DDTL, two of the aircraft were owned outright, four of the aircraft were acquired incrementally, and one aircraft was bought-out from an existing finance lease. The 13th and final aircraft to be financed by the 2022-1 EETC is currently under lease and is expected to be purchased from the lessor in the third quarter of 2022. During the six months ended June 30, 2022, the Company received gross proceeds of $172,507 with respect to 12 of the aircraft. The remaining $15,770 of gross proceeds is expected to be received on or before September 15, 2022 in connection with purchasing the 13th aircraft from the lessor. The Company is required to make semi-annual principal and interest payments each March and September beginning with the first payment on September 15, 2022. The 2022-1 EETC is secured by a lien on the financed or refinanced aircraft and will be

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

cross-collateralized by the other aircraft financed through the issuance. Total appraised value of the 12 currently financed aircraft was approximately $237,936 as of the original date of the agreement.
During the six months ended June 30, 2022, the Company capitalized $1,278 of Interest Expense related to aircraft financed with the proceeds of the 2022-1 EETC. The Company expects these aircrafts to be placed into service by the end of 2022.
Long-term Debt includes the following:

	June 30, 2022	December 31, 2021
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95% and the weighted average interest rate is 4.73% as of June 30, 2022.	$194,884	$202,984

Notes payable under the Company's 2022-1 EETC agreement dated March 2022, with a face amount of $188,277 payable in bi-annual installments, in March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75% and the weighted average interest rate is 5.06% as of June 30, 2022.	172,507	—

Delayed Draw Term Loan Facility	—	77,481

Other Notes payable	—	466

Total Debt	367,391	280,931

Less: Unamortized debt issuance costs	(3,848)	(3,505)

Less: Current Maturities of Long-term Debt	(43,810)	(29,412)
Total Long-term Debt	$319,733	$248,014
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2022	$27,446	$(511)	$26,935
2023	56,791	(938)	55,853
2024	58,430	(757)	57,673
2025	63,514	(584)	62,930
2026	43,941	(401)	43,540
Thereafter	117,269	(657)	116,612
Total as of June 30, 2022	$367,391	$(3,848)	$363,543
The fair value of Debt was $357,039 as of June 30, 2022 and $272,004 as of December 31, 2021. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

end-of-period incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
8.    FUEL DERIVATIVES AND RISK MANAGEMENT
The Company’s operations are inherently dependent upon the price of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into fuel option and swap contracts. The Company does not apply hedge accounting to its fuel derivative contracts, nor does it hold or issue them for trading purposes. As of June 30, 2022 and December 31, 2021, the Company had no outstanding fuel derivative contracts.
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
Changes in Derivative Assets (Liabilities) are as follows:

	Six Months Ended June 30,
	2022	2021
Balance - January 1	$—	$(1,174)
Non-cash Gains	—	3,599
Contract Settlements	—	(827)
Balance - June 30	$—	$1,598
Fuel Derivative Gains consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-cash Gains	$—	$1,213	$—	$3,599
Cash Premiums Paid	—	—	—	—
Total Fuel Derivative Gains	$—	$1,213	$—	$3,599

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

9. INVESTMENTS
A summary of debt securities by major security type:

	June 30, 2022(1)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities(2):
Municipal Debt Securities	$26,263	$3	$(86)	$26,180
Corporate Debt Securities	44,161	—	(203)	43,958
Total	$70,424	$3	$(289)	$70,138

(1)	As the Company purchased these investments during the three months ended June 30, 2022, there is no comparable prior period information.
(2)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,586 and $6,283 as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company's investments that have unrealized losses have been in a continuous unrealized loss position for less than 12 months. The unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of June 30, 2022, the Company had the intent and ability to hold its Available-for-Sale securities that are in an unrealized loss position to maturity. Therefore, the Company believes these losses to be temporary.
10.    FAIR VALUE MEASUREMENTS
For a description of the methods and assumptions that are used to estimate the fair value and determine the fair value hierarchy classification of each class of financial instrument, see Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K.
Financial Instruments – Financial instruments including Restricted Cash, Certificates of Deposit, Accounts Receivable, Accounts Payable and all other Current Liabilities have carrying values that approximate fair value.
Cash & Cash Equivalents – The carrying value of cash and cash equivalents approximates fair value. Fair values of cash equivalent instruments that do not trade on a regular basis in active markets are classified as Level 2.
Available-for-Sale Securities - Available-for-Sale investment securities include debt securities such as municipal and corporate notes. All of these investments are classified as Level 2 because they do not trade in active markets on a regular basis. The Company obtains its pricing per security from a third-party, which uses quoted market prices, when available, or other observable inputs for determination of fair value.
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
Debt – See Note 7 for more information on the Company's debt financings and related fair values.
The following table summarizes the assets measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$96,096	$116,762	$—	$212,858
Available-for-Sale Securities:
Municipal Debt Securities	—	26,180	—	26,180
Corporate Debt Securities	—	43,958	—	43,958
Total Available-for-Sale Securities	—	70,138	—	70,138
Total Assets Measured at Fair Value on a Recurring Basis	$96,096	$186,900	$—	$282,996

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$309,338	$—	$—	$309,338
Total Assets Measured at Fair Value on a Recurring Basis	$309,338	$—	$—	$309,338
11.    INCOME TAXES

The Company's effective tax rate for the three and six months ended June 30, 2022 was 19.0% and 118.1%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 15.5% and 19.1%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The increase for the three and six months ended June 30, 2022 effective tax rate is primarily due to a non-deductible expense related to the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA") liability, partially offset by stock compensation benefits.
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
Upon the closing of the IPO in the first quarter of 2021, the Company recognized a non-current liability of $115,200, which represented undiscounted aggregate payments that were expected to be paid to the TRA holders under the TRA, with an offset to Stockholders’ Equity. The TRA balance as of June 30, 2022 and December 31, 2021 was $107,300 and $98,800, respectively. The TRA liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate. During the six

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

months ended June 30, 2022, the Company recorded an adjustment to the estimated TRA liability of $8,500. Adjustments to the TRA are recorded in Other, net Non-Operating Income (Expense) on the Company’s Condensed Consolidated Statements of Operations.
For more information on the TRA, see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K.
12.    SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
Special Items, net on the Condensed Consolidated Statements of Operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CARES Act grant recognition (see Note 3)	$—	$(39,378)	$—	$(71,587)
CARES Act employee retention credit (See Note 3)	—	(446)	—	(780)
Other	—	5	—	12
Total Special Items, net	$—	$(39,819)	$—	$(72,355)
13.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 7), payments under the TRA (see Note 11), and probable future purchases of aircraft.
During the six months ended June 30, 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The best estimate of this event was recorded as of June 30, 2022 and had no financial impact on the Company's Condensed Consolidated Statement of Operations. The estimate will be revised if any additional information becomes available during the third quarter when the contingency is expected to be finalized. The Company does not believe the finalization of the contingency will have a material effect on the Company's Condensed Consolidated Results of Operations.
During the six months ended June 30, 2022, the Company executed an agreement to purchase a flight simulator at a total purchase price of $9,745. An initial installment of $2,934 was remitted to the seller during the first half of 2022 and a second installment of $5,847 was remitted to the seller during July 2022, prior to shipment. The remaining purchase price will be remitted to the seller upon receipt and installation of the simulator. The first installment payment for the simulator is accounted for within Property & Equipment on the Condensed Consolidated Balance Sheets as of June 30, 2022.
During the six months ended June 30, 2022, the Company gave an irrevocable notice to the lessor of its intent to purchase an aircraft currently under lease for approximately $12,000. This lease is currently accounted for as a finance lease and the purchase price will be financed with the remaining proceeds from the 2022-1 EETC. The Company expects for this transaction to be complete in September 2022.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

14.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. For more information on the Company’s segments, see Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$197,877	$21,190	$219,067	$127,091	$22,098	$149,189
Non-Fuel Operating Expenses	117,297	21,454	138,751	93,109	16,401	109,510
Aircraft Fuel	76,947	—	76,947	29,657	52	29,709
Special Items, net	—	—	—	(30,083)	(9,736)	(39,819)
Total Operating Expenses	194,244	21,454	215,698	92,683	6,717	99,400
Operating Income (Loss)	$3,633	$(264)	3,369	$34,408	$15,381	49,789
Interest Income			532			9
Interest Expense			(7,042)			(6,080)
Other, net			(1,702)			18,054
Income (Loss) Before Income Tax			$(4,843)			$61,772

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$403,348	$42,243	$445,591	$233,118	$43,684	$276,802
Non-Fuel Operating Expenses	238,105	40,793	278,898	180,314	34,472	214,786
Aircraft Fuel	141,492	—	141,492	53,912	72	53,984
Special Items, net	—	—	—	(53,954)	(18,401)	(72,355)
Total Operating Expenses	379,597	40,793	420,390	180,272	16,143	196,415
Operating Income	$23,751	$1,450	25,201	$52,846	$27,541	80,387
Interest Income			556			24
Interest Expense			(15,604)			(13,201)
Other, net			(8,577)			18,049
Income Before Income Tax			$1,576			$85,259
15.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through August 10, 2022, the date that the Condensed Consolidated Financial Statements were available to be issued.
For more information on the subsequent events, see Note 6 and Note 13 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.
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
Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments, or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria:
i.the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and
ii.different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations.
We have identified the following critical accounting policies:
–Revenue Recognition
–Loyalty Program Accounting
–Asset Impairment Analysis
–Valuation of the TRA Liability
Revenue Recognition
Scheduled passenger service, charter service, and most ancillary revenues are recognized when the passenger flight occurs. Revenues exclude amounts collected on behalf of other parties, including transportation taxes.
The Company initially defers ticket sales as an air traffic liability and recognizes revenue when the passenger flight occurs. Unused non-refundable tickets expire at the date of scheduled travel and are recorded as revenue unless the customer notifies the Company in advance of such date that the customer will not travel. If notification is made, a travel credit is created for the face value, including ancillary fees, less applicable change fees. Revenue for change fees is deferred and recognized when the passenger travel is provided.
Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. As of June 30, 2022, the Company’s air traffic liability included $8,107 related to travel credits for future travel. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. During the six months ended June 30, 2022, the Company recorded $5,617 of estimated travel credit breakage. A portion of travel credits will expire unused, at which time any remaining revenue is recognized.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The estimated breakage rate is primarily based on historical experience of travel credit activity and other factors that may not be indicative of future trends, such as the COVID-19 pandemic, program changes or modifications that could affect the ultimate usage patterns of tickets and travel credits. The Company continuously monitors its breakage rate assumptions and may adjust its estimated breakage rate in the future. Changes in the Company’s estimated breakage rate impact revenue recognition prospectively.
For the six months ended June 30, 2022, a 10% change in the Company’s estimated travel credit breakage rate would have resulted in a change to Passenger Revenue of approximately $445.
There are no critical accounting estimates associated with Charter or Cargo revenue recognition that would materially impact the amount of revenue recognized in any specific period.
Loyalty Program Accounting
The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. The Company records a liability for loyalty points earned by passengers under the Sun Country Rewards program using two methods: (1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value, net of breakage; and (2) a liability for points attributed to loyalty points issued to the Company’s Visa card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The Company’s Sun Country Rewards program allows for the redemption of points to include payment towards air travel, land travel, taxes, and other ancillary purchases. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impact the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue). The Company records an estimate for loyalty points breakage in Passenger Revenue upon issuance of the loyalty points. Loyalty points held by co-branded credit card members do not expire. All other loyalty points expire if unused after three years.
Points Earned Through Travel Purchases. Passenger sales that earn Sun Country Rewards provide customers with travel services and loyalty points, which are each considered distinct performance obligations. The Company values each performance obligation on a standalone basis. The Company determines the standalone selling price of loyalty points issued using a redemption value approach which considers the value a passenger will receive upon redemption of the loyalty points. Consideration allocated to loyalty points is deferred, net of estimated breakage, and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs.
Points Earned through the Co-Branded Credit Card Program. Under the Company's co-branded credit card program, funds received for the marketing of a co-branded credit card and delivery of loyalty points are accounted for as a multiple-deliverable arrangement. The Company determined the arrangement has two distinct performance obligations: loyalty points to be awarded; and use of our brand and access to our customer lists, and certain other advertising and marketing elements (collectively, the marketing performance obligation). Funds received from the co-branded credit card program are allocated to the two performance obligations based on relative standalone selling price. The assumptions used to allocate the funds received are not considered critical to the application of the accounting model for the Company’s loyalty program. Consideration allocated to loyalty points is deferred and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs. Consideration allocated to the marketing performance obligation is recognized as revenue as the spend occurs and is recorded in Other Revenue.
The Company estimates breakage for loyalty points that are not likely to be redeemed. Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. The estimated breakage rate is primarily based on historical experience of loyalty point redemption

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

activity and other factors that may not be indicative of future trends, such as the COVID-19 pandemic, program changes or modifications that could affect the ultimate usage pattern of loyalty points. The Company continuously monitors its breakage rate assumptions and may adjust its estimated breakage rate for loyalty points in the future. Changes in the Company’s estimated breakage rate assumptions impact revenue recognition prospectively.
During the six months ended June 30, 2022, the Company recognized $780 of loyalty points breakage within Passenger Revenue. A 10% change in the Company’s loyalty point estimated breakage rate would have resulted in a change to Passenger Revenue of approximately $99.
Asset Impairment Analysis
The Company’s long-lived assets, such as Property & Equipment and finite-lived Intangible Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assets include aircraft and associated engines, operating and finance lease assets, the Company’s customer relationship finite-lived intangible assets, and other long-lived assets. The Company reviews the current economic and operating environment to determine whether events or circumstances indicate that these assets may be impaired. Such indicators include, but are not limited to (1) significant, permanent decrease in the market price of the Company’s long-lived assets, (2) significant decrease in the projected cash flows generated from the use of its long-lived assets, (3) changes in the estimated useful life or productive capacity of the asset, (4) changes in the regulatory environment in which the Company operates, and (5) a decision to permanently remove flight equipment or other long-lived assets from operations. If such factors are identified and the Company determines that the carrying amount of the long-lived asset (or asset group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the asset (or asset group’s) carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
When the Company assesses its long-lived assets for impairment, it utilizes certain assumptions, including, but not limited to: (1) estimated fair value of the assets and (2) estimated future undiscounted cash flows expected to be generated by those assets. Cash flow estimates are determined based on additional assumptions, including asset utilization, average fares, projected fuel costs and other operating costs, along with the estimated service life of the asset. Certain of these assumptions are highly volatile and could change significantly from period to period due to various macroeconomic and industry-specific events.
To determine whether impairment exists, the Company groups its assets based on the lowest level of identifiable cash flows, which is its operating segments. This is due to the Company operating a Passenger Service fleet comprised exclusively of one type of aircraft, the Boeing 737-NG. None of the Company’s long-lived assets are owned by, or associated with, the Cargo operating segment.
During fiscal year 2020, the Company identified a triggering event within the Passenger Segment due to the significant negative impacts of the COVID-19 pandemic on the demand for air travel and assessed its long-lived assets for impairment. The assessment completed during 2020 indicated that no impairment was necessary, as the fair value of the asset group exceeded the carrying value. The Company has not recorded an impairment on its long-lived assets for any of the periods presented in these Condensed Consolidated Financial Statements, nor did it identify any triggering events during the six months ended June 30, 2022 and for the year ended December 31, 2021.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Valuation of the TRA Liability
In connection with its IPO, the Company entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA, (ii) the Company’s participation in future government programs, (iii) stock option activity during periods prior to the commencement of payments under the TRA and (iv) future changes in tax laws. These factors could result in an increase or decrease in the related liability which would be recognized in the Company’s earnings in the period of such change.
If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, the Company considers its historical results and incorporates certain assumptions, including revenue growth, operating margin, stock option exercises and tax depreciation expense. The TRA liability estimates related to the generation of future taxable income and stock option activity during the periods prior to the commencement of payments only applies through fiscal year 2022, due to the expiration of the CARES Act dividend and capital distribution restrictions in 2022.
A $10,000 increase in forecasted taxable income would decrease the TRA Liability by approximately $1,200. A decrease in taxable income would not increase the total TRA Liability, subject to any 2021 tax return adjustments. Stock option exercises during the six months ended June 30, 2022 did not significantly impact the TRA liability. Adjustments to the TRA are recorded in the current period in Other, net within Non-Operating Income (Expense) on the Company’s Condensed Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently adopted accounting pronouncements.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the six months ended June 30, 2022 and 2021. Also discussed is our financial position as of June 30, 2022 and December 31, 2021. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2021 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. We experienced a significant decrease in demand related to the COVID-19 pandemic, which caused a material decline in our 2021 results as compared to pre-pandemic levels, and negatively impacted our financial condition and operating results.
During the second quarter of 2022, we have continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2021, which may impact the comparability of results presented. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted at this time. In addition, the impact of COVID-19 vaccine mandates and uncertainties in pilot staffing, as well as higher fuel prices, could impact our business and results of operations in the near term. While the COVID-19 pandemic-induced industry downturn delayed our growth in 2020 and 2021, we believe that our investments have positioned us to profitably grow our business in the long term following a rebound in the U.S. airline industry.
Operational challenges, driven by training throughput issues, and fuel price increases have impacted the Company, as well as the industry. In the near term, current airline travel demand will partially offset the additional costs associated with operational challenges and fuel price increases. Our flexible business model gives us the ability to adjust our services in response to these market conditions, which is targeted at producing the highest possible returns for Sun Country.
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
Prior Periods' Financial Statement Revisions
As described in Note 2 to the Condensed Consolidated Financial Statements, we have revised previously issued financial statements to correct an immaterial misstatement. Accordingly, all prior period numbers included in this Management's Discussion and Analysis of Financial Condition reflect the effect of the revisions.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended June 30, 2022 (1)				Three Months Ended June 30, 2021 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	5,674	2,235	2,693	10,687	4,921	1,727	2,752	9,445
Block hours (2)	18,205	4,573	7,762	30,755	15,900	3,656	8,198	27,874
Aircraft miles (2)	7,233,722	1,621,748	3,000,546	11,914,350	6,478,328	1,360,043	3,222,967	11,098,716
Available seat miles (ASMs) (thousands) (2)	1,343,116	278,804	—	1,632,501	1,198,768	237,723	—	1,442,744
Total revenue per ASM (TRASM) (cents) (3)	11.55	15.33		12.12	8.19	12.16		8.81
Average passenger aircraft during the period (3)				34.5				31.0
Passenger aircraft at end of period (3)				41				33
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (3)				7.4				7.0
Average stage length (miles)				1,120				1,179
Revenue passengers carried (4)	884,088				700,019
Revenue passenger miles (RPMs) (thousands) (4)	1,126,030				919,034
Load factor (4)	83.8%				76.7%
Average base fare per passenger (4)	$122.63				$95.81
Ancillary revenue per passenger (4)	$50.00				$41.66
Charter revenue per block hour (4)		$9,349				$7,904
Fuel gallons consumed (thousands) (2)	14,187	3,271	—	17,568	12,267	2,622	—	14,955
Fuel cost per gallon, excluding derivatives				$4.39				$2.07
Employees at end of period				2,282				1,815
Cost per available seat mile (CASM) (cents) (5)				13.21				6.89
Adjusted CASM (cents) (6)				7.14				6.40
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2022 (1)				Six Months Ended June 30, 2021 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	11,901	3,855	5,267	21,174	9,244	3,238	5,317	17,897
Block hours (2)	40,638	8,377	15,152	64,560	31,107	6,987	16,440	54,806
Aircraft miles (2)	16,334,436	3,001,196	5,810,328	25,249,223	12,711,512	2,582,494	6,508,492	21,883,259
Available seat miles (ASMs) (thousands) (2)	3,027,648	514,509	—	3,560,651	2,356,780	449,444	—	2,819,540
Total revenue per ASM (TRASM) (cents) (3)	10.82	14.70		11.33	7.57	12.17		8.27
Average passenger aircraft during the period (3)				34.3				31.0
Passenger aircraft at end of period (3)				41				33
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (3)				8.0				6.8
Average stage length (miles)				1,227				1,225
Revenue passengers carried (4)	1,806,740				1,253,051
Revenue passenger miles (RPMs) (thousands) (4)	2,464,490				1,694,033
Load factor (4)	81.4%				71.9%
Average base fare per passenger (4)	$128.67				$97.12
Ancillary revenue per passenger (4)	$49.42				$42.24
Charter revenue per block hour (4)		$9,028				$7,829
Fuel gallons consumed (thousands) (2)	31,587	6,029	—	37,813	23,824	4,979	—	28,948
Fuel cost per gallon, excluding derivatives				$3.76				$1.99
Employees at end of period				2,282				1,815
Cost per available seat mile (CASM) (cents) (5)				11.81				6.97
Adjusted CASM (cents) (6)				6.64				6.28
____________________
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Operating Revenues:
Scheduled Service	$108,412	$67,073	$41,339	62%
Charter Service	42,749	28,898	13,851	48%
Ancillary	44,201	29,159	15,042	52%
Passenger	195,362	125,130	70,232	56%
Cargo	21,190	22,098	(908)	(4)%
Other	2,515	1,961	554	28%
Total Operating Revenues	219,067	149,189	69,878	47%

Operating Expenses:
Aircraft Fuel	76,947	29,709	47,238	159%
Salaries, Wages, and Benefits	60,298	42,316	17,982	42%
Aircraft Rent	2,211	3,815	(1,604)	(42)%
Maintenance	12,782	11,300	1,482	13%
Sales and Marketing	7,881	5,822	2,059	35%
Depreciation and Amortization	16,854	14,208	2,646	19%
Ground Handling	8,212	6,551	1,661	25%
Landing Fees and Airport Rent	9,496	8,752	744	9%
Special Items, net	—	(39,819)	39,819	(100)%
Other Operating, net	21,017	16,746	4,271	26%
Total Operating Expenses	215,698	99,400	116,298	117%
Operating Income	3,369	49,789	(46,420)	(93)%

Non-operating (Expense) Income:
Interest Income	532	9	523	NM
Interest Expense	(7,042)	(6,080)	(962)	16%
Other, net	(1,702)	18,054	(19,756)	NM
Total Non-operating (Expense) Income, net	(8,212)	11,983	(20,195)	(169)%

Income (Loss) Before Income Tax	(4,843)	61,772	(66,615)	(108)%
Income Tax (Benefit) Expense	(921)	9,595	(10,516)	(110)%
Net Income (Loss)	$(3,922)	$52,177	$(56,099)	(108)%

"NM" stands for not meaningful

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Total Operating Revenues increased $69,878, or 47%, to $219,067 for the three months ended June 30, 2022 from $149,189 for the three months ended June 30, 2021. The increase was largely driven by an increase in demand for passenger service during 2022 as compared to 2021, which was significantly impacted by a decrease in passenger demand due to the COVID-19 pandemic.
Scheduled Service. Scheduled service revenue increased by $41,339, or 62%, to $108,412 for the three months ended June 30, 2022 from $67,073 for the three months ended June 30, 2021. The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended June 30,		Change		% Change
	2022	2021
Departures	5,674	4,921	753		15%
Passengers	884,088	700,019	184,069		26%
Average base fare per passenger	$122.63	$95.81	$26.82		28%
RPMs (thousands)	1,126,030	919,034	206,996		23%
ASMs (thousands)	1,343,116	1,198,768	144,348		12%
TRASM (cents)	11.55	8.19	3.36		41%
Passenger load factor	83.8%	76.7%	7.1	pts	N/A
The quarter-over-quarter increases in all scheduled service operating data was primarily the result of the continued recovery in demand from the COVID-19 pandemic in the second quarter of 2022 relative to the same period in 2021. The quarter-over-quarter increase in demand is demonstrated by a 15% increase in departures, a 26% increase in passengers, and a 28% increase in the average base fare per passenger.
Charter Service. Charter service revenue increased $13,851, or 48%, to $42,749 for the three months ended June 30, 2022, from $28,898 for the three months ended June 30, 2021. Charter revenue per block hour was $9,349 for the three months ended June 30, 2022, as compared to $7,904 for the three months ended June 30, 2021, for an increase of 18%. The increase in Charter service revenue was driven by the increase in rates and a 25% increase in Charter block hours due to the continued recovery from the COVID-19 pandemic and a new charter agreement with Caesars Entertainment, Inc. that began operations in the first quarter of 2022. Rates in 2021 suffered from significant competitive pressure because other carriers had excess aircraft, crew, and resources to operate charter capacity.
Ancillary. Ancillary revenue increased by $15,042, or 52%, to $44,201 for the three months ended June 30, 2022, from $29,159 for the three months ended June 30, 2021. The 26% increase in scheduled passengers during the period resulted in greater sales of air travel-related services, such as; baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue was $50.00 per passenger in the three months ended June 30, 2022, up $8.34, or 20%, from the three months ended June 30, 2021. Revenue per passenger increased due to the inclusion of a new ancillary product that reclassified portions of revenue from Scheduled Service to Ancillary, the return of onboard food and beverage sales, and increased demand.
Cargo. Revenue from cargo services decreased by $908, or 4%, to $21,190 for the three months ended June 30, 2022, from $22,098 for the three months ended June 30, 2021. Cargo block hours and departures decreased quarter-over-quarter by 5% and 2%, respectively, driven by heavy maintenance events impacting the Cargo flight schedule. Operational factors also contributed to the year-over-year revenue decrease.
Other. Other revenue was $2,515 for the three months ended June 30, 2022, as compared to $1,961 for the three months ended June 30, 2021. The revenue and period over period increase was not material.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expenses, excluding derivatives and other items, is the best measure of the effect of fuel prices on our business as it consists solely of items associated with fuel for our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding gains related to fuel hedge derivative contracts and other items.
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended June 30,		Change	% Change
	2022	2021
Total Aircraft Fuel Expenses	$76,947	$29,709	$47,238	159%
Exclude: Fuel Derivative Gains	—	1,213	(1,213)	(100)%
Other Excluded Items	208	76	132	174%
Aircraft Fuel Expenses, Excluding Derivatives and Other Items	$77,155	$30,998	$46,157	149%
Fuel Gallons Consumed (thousands)	17,568	14,955	2,613	17%
Fuel Cost per Gallon, Excluding Derivatives and Other Items	$4.39	$2.07	$2.32	112%
The increase in Aircraft Fuel expense was mainly driven by the 112% year-over-year increase in the average price per gallon of fuel, and a 17% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by a 16% increase in passenger service block hours.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $17,982, or 42%, to $60,298 for the three months ended June 30, 2022, as compared to $42,316 for the three months ended June 30, 2021. The increase was primarily driven by the new Collective Bargaining Agreement ("CBA") for our pilots, which went into effect in the first quarter of 2022, increased per unit costs, and an increase in passenger service related block hours. The employee headcount as of June 30, 2022 was 2,282, as compared to 1,815 as of June 30, 2021, for an increase of 467, or 26%. The increase in employee headcount was to support all lines of business during the ongoing recovery from the impacts of the COVID-19 pandemic.
Aircraft Rent. Aircraft Rent expense decreased $1,604, or 42%, to $2,211 for the three months ended June 30, 2022, as compared to $3,815 for the three months ended June 30, 2021. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). Specifically, in the first quarter of 2022, we executed lease amendments which modified two aircraft from operating leases to finance leases. For the three months ended June 30, 2022 and 2021, there were four and six aircraft under operating leases, respectively.
Maintenance. Maintenance materials and repair expense increased $1,482, or 13%, to $12,782 for the three months ended June 30, 2022, as compared to $11,300 for the three months ended June 30, 2021. The increase in maintenance expense was primarily driven by increased departures and block hours across the Passenger segment, as well as increased per unit costs due to incremental contractor spend.
Sales and Marketing. Sales and Marketing expense increased $2,059, or 35%, to $7,881 for the three months ended June 30, 2022, as compared to $5,822 for the three months ended June 30, 2021. Passenger revenue increased 56% between these two periods which resulted in an approximately $1,800 increase in credit card processing and global distribution system fees.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Depreciation and Amortization. Depreciation and Amortization expense increased $2,646, or 19%, to $16,854 for the three months ended June 30, 2022, as compared to $14,208 for the three months ended June 30, 2021. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). For the three months ended June 30, 2022 and 2021, there were 26 and 20 owned aircraft and 11 and seven finance leases, respectively.
Ground Handling. Ground Handling expense increased $1,661, or 25%, to $8,212 for the three months ended June 30, 2022, as compared to $6,551 for the three months ended June 30, 2021. The increase was primarily due to the 15% increase in Scheduled Service departures during the same time periods.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $744, or 9%, to $9,496 for the three months ended June 30, 2022, as compared to $8,752 for the three months ended June 30, 2021. The increase was primarily driven by the 15% increase in Scheduled Service departures for the three months ended June 30, 2022.
Special Items, net. There were no Special Items recorded for the three months ended June 30, 2022. Special Items had a net benefit of $39,819 for the three months ended June 30, 2021. The net benefit was primarily driven by the payroll support received under the CARES Act, of which the Cargo segment was allocated $9,736. These credits within the Cargo segment results were based on the respective segment salaries, wages, and benefits. For more information on Special Items, see Note 12 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other Operating, net. Other operating, net expense increased $4,271, or 26%, to $21,017 for the three months ended June 30, 2022, as compared to $16,746 for the three months ended June 30, 2021, mainly due to increased departures within the Passenger segment, which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs.
Non-operating Income (Expense)
Interest Income. Interest income was $532 for the three months ended June 30, 2022 primarily due to the purchase of debt securities during the quarter. Interest income for the three months ended June 30, 2021 was nominal.
Interest Expense. Interest expense increased $962, or 16%, to $7,042 for the three months ended June 30, 2022, as compared to $6,080 for the three months ended June 30, 2021. The increase was primarily due to a larger mix of owned aircraft that were financed or refinanced with the proceeds from the 2022-1 EETC, as well as an increase in aircraft accounted for as finance leases during the three months ended June 30, 2022.
Other, net. Other, net decreased by $19,756 to a net expense of $1,702 for the three months ended June 30, 2022, as compared to net benefit of $18,054 for the three months ended June 30, 2021. The decrease was primarily due to the $1,700 adjustment to increase the estimated TRA liability in the current year, as compared to the $18,700 adjustment to decrease the estimated TRA liability in the prior year. For more information on the TRA liability, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Income Tax. The Company's effective tax rate for the three months ended June 30, 2022 was 19.0% compared to 15.5% for the three months ended June 30, 2021. The increase in the effective tax rate was primarily due to the non-deductible expense related to the adjustment of the TRA liability, partially offset by stock compensation benefits.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
Operating Revenues:
Scheduled Service	$232,479	$121,693	$110,786	91%
Charter Service	75,628	54,703	20,925	38%
Ancillary	89,287	52,929	36,358	69%
Passenger	397,394	229,325	168,069	73%
Cargo	42,243	43,684	(1,441)	(3)%
Other	5,954	3,793	2,161	57%
Total Operating Revenues	445,591	276,802	168,789	61%

Operating Expenses:
Aircraft Fuel	141,492	53,984	87,508	162%
Salaries, Wages, and Benefits	119,915	86,392	33,523	39%
Aircraft Rent	5,397	9,414	(4,017)	(43)%
Maintenance	24,777	20,510	4,267	21%
Sales and Marketing	16,509	10,932	5,577	51%
Depreciation and Amortization	32,182	26,823	5,359	20%
Ground Handling	16,170	11,781	4,389	37%
Landing Fees and Airport Rent	19,782	17,537	2,245	13%
Special Items, net	—	(72,355)	72,355	(100)%
Other Operating, net	44,166	31,397	12,769	41%
Total Operating Expenses	420,390	196,415	223,975	114%
Operating Income	25,201	80,387	(55,186)	(69)%

Non-operating Income (Expense):
Interest Income	556	24	532	NM
Interest Expense	(15,604)	(13,201)	(2,403)	18%
Other, net	(8,577)	18,049	(26,626)	NM
Total Non-operating Income (Expense), net	(23,625)	4,872	(28,497)	(585)%

Income Before Income Tax	1,576	85,259	(83,683)	(98)%
Income Tax Expense	1,861	16,304	(14,443)	(89)%
Net Income (Loss)	$(285)	$68,955	$(69,240)	(100)%

"NM" stands for not meaningful
Total Operating Revenues increased by $168,789, or 61%, to $445,591 for the six months ended June 30, 2022 from $276,802 for the six months ended June 30, 2021. The increase was largely driven by an increase in

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

demand for passenger service during the first half of 2022 as compared to 2021, which was significantly impacted by a decrease in passenger demand due to the COVID-19 pandemic.
Scheduled Service. Scheduled service revenue increased by $110,786, or 91%, to $232,479 for the six months ended June 30, 2022 from $121,693 for the six months ended June 30, 2021. The table below presents select operating data for scheduled service:

	Six Months Ended June 30,		Change		% Change
	2022	2021
Departures	11,901	9,244	2,657		29%
Passengers	1,806,740	1,253,051	553,689		44%
Average base fare per passenger	$128.67	$97.12	$31.55		32%
RPMs (thousands)	2,464,490	1,694,033	770,457		45%
ASMs (thousands)	3,027,648	2,356,780	670,868		28%
TRASM (cents)	10.82	7.57	3.25		43%
Passenger load factor	81.4%	71.9%	9.5	pts	N/A
The significant year-over-year increases in all scheduled service operating data was primarily the result of the continued recovery in demand from the COVID-19 pandemic in the first half of 2022 relative to the same period in 2021. The year-over-year increase in demand is demonstrated by a 29% increase in departures, a 44% increase in passengers, and a 32% increase in the average base fare per passenger.
Charter Service. Charter service revenue increased $20,925, or 38%, to $75,628 for the six months ended June 30, 2022, from $54,703 for the six months ended June 30, 2021. Charter revenue per block hour was $9,028 for the six months ended June 30, 2022, as compared to $7,829 for the six months ended June 30, 2021, for an increase of 15%. The increase in Charter service revenue was driven by the increase in rates and a 20% increase in Charter block hours due to the continued recovery from the COVID-19 pandemic and a new charter agreement with Caesars Entertainment, Inc. that began operations in the first quarter of 2022. Rates in 2021 suffered from significant competitive pressure because other carriers had excess aircraft, crew, and resources to operate charter capacity.
Ancillary. Ancillary revenue increased by $36,358, or 69%, to $89,287 for the six months ended June 30, 2022, from $52,929 for the six months ended June 30, 2021. The 44% increase in scheduled passengers during the period resulted in greater sales of air travel-related services, such as: baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue was $49.42 per passenger in the six months ended June 30, 2022, up $7.18, or 17%, from the six months ended June 30, 2021. Revenue per passenger increased due to the inclusion of a new ancillary product that reclassified portions of revenue from Scheduled Service to Ancillary, the return of onboard food and beverage sales, and increased demand.
Cargo. Revenue from cargo services slightly decreased by $1,441, or 3%, to $42,243 for the six months ended June 30, 2022, from $43,684 for the six months ended June 30, 2021. The number of departures were materially consistent year-over-year; however, block hours declined 8%. The decrease in block hours was driven by the year-over-year difference in the flight schedules received from Amazon, which were influenced by heavy maintenance events. Operational factors also contributed to the year-over-year revenue decrease.
Other. Other revenue was $5,954 for the six months ended June 30, 2022, as compared to $3,793 for the six months ended June 30, 2021. The increase was primarily driven by an increase in revenue from Sun Country Vacations as a result of higher year-over-year bookings.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expenses, excluding derivatives and other items, is the best measure of the effect of fuel prices on our business as it consists solely of items associated with fuel for our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding gains related to fuel hedge derivative contracts and other items.
The primary components of Aircraft Fuel expense are shown in the following table:

	Six Months Ended June 30,		Change	% Change
	2022	2021
Total Aircraft Fuel Expenses	$141,492	$53,984	$87,508	162%
Exclude: Fuel Derivative Gains	—	3,599	(3,599)	(100)%
Other Excluded Items	526	142	384	270%
Aircraft Fuel Expenses, Excluding Derivatives and Other Items	$142,018	$57,725	$84,293	146%
Fuel Gallons Consumed (thousands)	37,813	28,948	8,865	31%
Fuel Cost per Gallon, Excluding Derivatives and Other Items	$3.76	$1.99	$1.77	89%
The increase in Aircraft Fuel expense was mainly driven by the 89% increase in the average price per gallon of fuel, and a 31% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by a 29% increase in passenger service block hours.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $33,523, or 39%, to $119,915 for the six months ended June 30, 2022, as compared to $86,392 for the six months ended June 30, 2021. The increase was driven by the new Collective Bargaining Agreement ("CBA") for our pilots, which went into effect in the first quarter of 2022, increased per unit costs, and an increase in passenger service related block hours. The employee headcount as of June 30, 2022 was 2,282, as compared to 1,815 as of June 30, 2021, for an increase of 467, or 26%. The increase in employee headcount was to support all lines of business during the ongoing recovery from the impacts of the COVID-19 pandemic.
Aircraft Rent. Aircraft Rent expense decreased $4,017, or 43%, to $5,397 for the six months ended June 30, 2022, as compared to $9,414 for the six months ended June 30, 2021. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). Specifically, in the first six months of 2022, we executed lease amendments which modified two aircraft from operating leases to finance leases and entered into an additional finance lease. For the six months ended June 30, 2022 and 2021, there were an average of five and eight aircraft under operating leases, respectively.
Maintenance. Maintenance materials and repair expense increased $4,267, or 21%, to $24,777 for the six months ended June 30, 2022, as compared to $20,510 for the six months ended June 30, 2021. The increase in maintenance expense was primarily driven by increased departures and block hours across the Passenger segment, as well as increased per unit costs due to incremental contractor spend.
Sales and Marketing. Sales and Marketing expense increased $5,577, or 51%, to $16,509 for the six months ended June 30, 2022, as compared to $10,932 for the six months ended June 30, 2021. Passenger revenue increased 73% between these two periods leading to an approximately $3,800 increase in credit card

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

processing and global distribution system fees. Additionally, there was an increase of approximately $1,200 in advertising expense year-over-year.
Depreciation and Amortization. Depreciation and Amortization expense increased $5,359, or 20%, to $32,182 for the six months ended June 30, 2022, as compared to $26,823 for the six months ended June 30, 2021. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). For the six months ended June 30, 2022 and 2021, there was an average of 23 and 18 owned aircraft and 11 and six finance leases, respectively.
Ground Handling. Ground Handling expense increased $4,389, or 37%, to $16,170 for the six months ended June 30, 2022, as compared to $11,781 for the six months ended June 30, 2021. The increase was primarily due to the 29% increase in Scheduled Service departures during the same time periods.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $2,245, or 13%, to $19,782 for the six months ended June 30, 2022, as compared to $17,537 for the six months ended June 30, 2021. The increase was primarily driven by the 29% increase in Scheduled Service departures for the six months ended June 30, 2022.
Special Items, net. There were no Special Items recorded during the six months ended June 30, 2022. Special Items had a net benefit of $72,355 for the six months ended June 30, 2021. The net benefit was primarily driven by the payroll support received under the CARES Act, of which the Cargo segment was allocated $18,401. These credits within the Cargo segment results were based on the respective segment salaries, wages, and benefits. For more information on Special Items, see Note 12 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other Operating, net. Other operating, net expense increased $12,769, or 41%, to $44,166 for the six months ended June 30, 2022, as compared to $31,397 for the six months ended June 30, 2021, mainly due to increased departures within the Passenger segment, which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs.
Non-operating Income (Expense)
Interest Income. Interest income was $556 for the six months ended June 30, 2022 primarily due to the purchase of debt securities during the second quarter. Interest income for the six months ended June 30, 2021 was nominal.
Interest Expense. Interest expense increased $2,403, or 18%, to $15,604 for the six months ended June 30, 2022, as compared to $13,201 for the six months ended June 30, 2021. The increase was primarily due to a larger mix of owned aircraft that were financed or refinanced with the proceeds from the 2022-1 EETC, as well as an increase in aircraft accounted for as finance leases during the six months ended June 30, 2022.
Other, net. Other, net decreased $26,626 to a net expense of $8,577 for the six months ended June 30, 2022, as compared to net benefit $18,049 for the six months ended June 30, 2021. The decrease was primarily due to the $8,500 adjustment to increase the estimated TRA liability in the current year, as compared to the $18,700 adjustment to decrease the estimated TRA liability in the prior year. For more information on the TRA liability, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Income Tax. The Company's effective tax rate for the six months ended June 30, 2022 was 118.1% compared to 19.1% for the six months ended June 30, 2021. The increase in the effective tax rate was primarily due to the non-deductible expense related to the adjustment of the TRA liability, partially offset by stock compensation benefits.
Segments
For the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$197,877	$21,190	$219,067	$127,091	$22,098	$149,189

Operating Expenses:
Aircraft Fuel	76,947	—	76,947	29,657	52	29,709
Salaries, Wages, and Benefits	46,854	13,444	60,298	32,157	10,159	42,316
Aircraft Rent	2,211	—	2,211	3,815	—	3,815
Maintenance	9,273	3,509	12,782	8,638	2,662	11,300
Sales and Marketing	7,881	—	7,881	5,822	—	5,822
Depreciation and Amortization	16,828	26	16,854	14,182	26	14,208
Ground Handling	8,208	4	8,212	6,551	—	6,551
Landing Fees and Airport Rent	9,393	103	9,496	8,624	128	8,752
Special Items, net	—	—	—	(30,083)	(9,736)	(39,819)
Other Operating, net	16,649	4,368	21,017	13,320	3,426	16,746
Total Operating Expenses	194,244	21,454	215,698	92,683	6,717	99,400
Operating Income (Loss)	$3,633	$(264)	$3,369	$34,408	$15,381	$49,789

Adjustment for Special Items, net	—	—	—	(30,083)	(9,736)	(39,819)

Operating Income (Loss), Excluding Special Items, net	$3,633	$(264)	$3,369	$4,325	$5,645	$9,970

Operating Margin %, Excluding Special Items, net	2%	(1)%	2%	3%	26%	7%
Passenger. Passenger operating income decreased by $30,775 to $3,633 for the three months ended June 30, 2022 from $34,408 for the three months ended June 30, 2021. The year-over-year decrease in Passenger operating income is mainly driven by the increase in Aircraft Fuel Expense. For more information on the

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

changes in the components of operating income for the Passenger segment, refer to the Condensed Consolidated Results of Operations discussion above.
Cargo. Cargo operating income decreased by $15,645, resulting in an operating loss of $264 for the three months ended June 30, 2022, as compared to operating income of $15,381 for the three months ended June 30, 2021. The decrease was primarily driven by the allocated payroll support received under the CARES Act during the second quarter of 2021, recognized within Special Items, net, year-over-year increase in Salaries, Wages, and Benefits driven by the new CBA for our pilots that went into effect in the beginning of 2022, decreased block hours and departures driven by heavy maintenance events that impacted the Cargo flight schedule, and operational factors that reduced revenue. For more information on the components of operating income for the Cargo segment, refer to the Condensed Consolidated Results of Operations discussion above, where we describe the cargo expenses embedded within each financial statement line item.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$403,348	$42,243	$445,591	$233,118	$43,684	$276,802

Operating Expenses:
Aircraft Fuel	141,492	—	141,492	53,912	72	53,984
Salaries, Wages, and Benefits	94,385	25,530	119,915	64,997	21,395	86,392
Aircraft Rent	5,397	—	5,397	9,414	—	9,414
Maintenance	18,375	6,402	24,777	15,242	5,268	20,510
Sales and Marketing	16,509	—	16,509	10,932	—	10,932
Depreciation and Amortization	32,130	52	32,182	26,770	53	26,823
Ground Handling	16,162	8	16,170	11,781	—	11,781
Landing Fees and Airport Rent	19,563	219	19,782	17,279	258	17,537
Special Items, net	—	—	—	(53,954)	(18,401)	(72,355)
Other Operating, net	35,584	8,582	44,166	23,899	7,498	31,397
Total Operating Expenses	379,597	40,793	420,390	180,272	16,143	196,415
Operating Income	$23,751	$1,450	$25,201	$52,846	$27,541	$80,387

Adjustment for Special Items, net	—	—	—	(53,954)	(18,401)	(72,355)

Operating Income (Loss), Excluding Special Items, net	$23,751	$1,450	$25,201	$(1,108)	$9,140	$8,032

Operating Margin %, Excluding Special Items, net	6%	3%	6%	0%	21%	3%
Passenger. Passenger operating income decreased by $29,095 to $23,751 for the six months ended June 30, 2022 from $52,846 for the six months ended June 30, 2021. The year-over-year decrease in Passenger operating income is mainly driven by the increase in Aircraft Fuel Expense. For more information on the changes in the components of operating income for the Passenger segment, refer to the Condensed Consolidated Results of Operations discussion above.
Cargo. Cargo operating income decreased by $26,091 to $1,450 for the six months ended June 30, 2022, as compared to $27,541 for the six months ended June 30, 2021. The decrease was primarily driven by the allocated payroll support received under the CARES Act during the first half of 2021, recognized within Special

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Items, net, year-over-year increase in Salaries, Wages, and Benefits driven by the new CBA for our pilots that went into effect in the beginning of 2022, decreased block hours and departures driven by heavy maintenance events that impacted the Cargo flight schedule, and operational factors that reduced revenue. For more information on the components of operating income for the Cargo segment, refer to the Condensed Consolidated Results of Operations discussion above, where we describe the cargo expenses embedded within each financial statement line item.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income (Loss) and Adjusted EBITDA
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income (Loss), and Adjusted EBITDA are non-GAAP measures included as supplemental disclosure because we believe they are useful indicators of our operating performance. Derivations of operating income and net income are well recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income (Loss), and Adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income (Loss), and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income (Loss), and Adjusted EBITDA differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, the following non-GAAP measures should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to the possible differences in the method of calculation and in the items being adjusted.
For the foregoing reasons, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income (Loss) and Adjusted EBITDA have significant limitations which affect their use as indicators of our profitability. Accordingly, readers are cautioned not to place undue reliance on this information.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Operating Income to Adjusted Operating Income, and Adjusted Operating Income Margin for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$219,067	$149,189	$445,591	$276,802
Operating Income	3,369	49,789	25,201	80,387

Special Items, net (a)	—	(39,819)	—	(72,355)
Stock compensation expense	575	744	1,495	3,613
TRA expenses (b)	—	51	—	315
Adjusted Operating Income	$3,944	$10,765	$26,696	$11,960

Operating Income Margin	1.5%	33.4%	5.7%	29.0%
Adjusted Operating Income Margin	1.8%	7.2%	6.0%	4.3%
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.
The following table presents the reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted Net Income (Loss) Reconciliation:
Net Income (Loss)	$(3,922)	$52,177	$(285)	$68,955

Special Items, net (a)	—	(39,819)	—	(72,355)
Stock Compensation Expense	575	744	1,495	3,613
Gain on Asset Transactions, net	(77)	—	(79)	—
Early pay-off of US Treasury loan	—	—	—	842
Loss on refinancing credit facility	—	—	1,557	382
Secondary Offering Costs	—	640	—	640
TRA expenses (b)	—	51	—	315
TRA adjustment (c)	1,700	(18,700)	8,500	(18,700)
Income tax effect of adjusting items, net (d)	(114)	8,828	(684)	15,310
Adjusted Net Income (Loss)	$(1,838)	$3,921	$10,504	$(998)
_________________________

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.
(c)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(d)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.
The following table presents the reconciliation of Net Income (Loss) to Adjusted EBITDA for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation:
Net Income (Loss)	$(3,922)	$52,177	$(285)	$68,955
Special Items, net (a)	—	(39,819)	—	(72,355)
Stock Compensation Expense	575	744	1,495	3,613
Gain on Asset Transactions, net	(77)	—	(79)	—
Secondary Offering Costs	—	640	—	640
TRA expenses (b)	—	51	—	315
TRA adjustment (c)	1,700	(18,700)	8,500	(18,700)
Interest Income	(532)	(9)	(556)	(24)
Interest Expense	7,042	6,080	15,604	13,201
Provision for Income Taxes	(921)	9,595	1,861	16,304
Depreciation and Amortization	16,854	14,208	32,182	26,823
Adjusted EBITDA	$20,719	$24,967	$58,722	$38,772
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.
(c)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended June 30,
	2022		2021
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$215,698	13.21	$99,400	6.89
Less:
Aircraft Fuel	76,947	4.71	29,709	2.06
Stock Compensation Expense	575	0.04	744	0.05
Special Items, net (a)	—	—	(39,819)	(2.76)
TRA expense (b)	—	—	51	—
Cargo expenses, not already adjusted above	21,326	1.31	16,183	1.13
Sun Country Vacations	215	0.01	173	0.01
Adjusted CASM	$116,635	7.14	$92,359	6.40

ASM (thousands)	1,632,501		1,442,744

	Six Months Ended June 30,
	2022		2021
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$420,390	11.81	$196,415	6.97
Less:
Aircraft Fuel	141,492	3.97	53,984	1.91
Stock Compensation Expense	1,495	0.04	3,613	0.13
Special Items, net (a)	—	—	(72,355)	(2.56)
TRA expense (b)	—	—	315	0.01
Cargo expenses, not already adjusted above	40,438	1.14	33,379	1.19
Sun Country Vacations	617	0.02	387	0.01
Adjusted CASM	$236,348	6.64	$177,092	6.28

ASM (thousands)	3,560,651		2,819,540
________________________

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully execute our business strategy is largely dependent on the continued availability of capital on attractive terms and maintaining sufficient liquidity. We have historically funded our operations and capital expenditures primarily through cash from operations, proceeds from stockholders’ capital contributions, the issuance of promissory notes, and debt financing.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Our primary sources of liquidity as of June 30, 2022 included our existing cash and cash equivalents of $212,858 and short-term investments of $76,724, our expected cash generated from operations, and our $25,000 Revolving Credit Facility. In addition, we had restricted cash of $4,132 as of June 30, 2022 which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
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
Aircraft – As of June 30, 2022, we owned or leased a fleet of 53 Boeing 737-NG aircraft. This includes 41 aircraft in the passenger fleet and 12 of cargo operated aircraft through the ATSA. We may finance additional aircraft through debt financing or finance leases based on market conditions, our prevailing level of liquidity and capital market availability. We may also enter into new operating leases on an opportunistic basis. For more information on our fleet, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets.
Investments - The Company invests its cash and cash equivalents in highly liquid securities with strong credit ratings. During the quarter, the Company purchased $70,391 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
CARES Act - During 2021, we received grants totaling $71,587 from the Treasury under PSP2 and PSP3. We also received a CARES Act Loan of $45,000 in October 2020, which was repaid in full on March 24, 2021 using proceeds from the IPO.
In accordance with the $71,587 of grants received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements. We were in compliance with the CARES Act provisions as of June 30, 2022. For more information on the CARES Act provisions, see Note 3 of the Consolidated Financial Statements included in Part II, Item 8 of the 2021 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Credit Facilities - The Company uses its Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. On February 10, 2021, we entered into a Credit Agreement which includes a $25,000 Revolving Credit Facility and a $90,000 DDTL. The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with this covenant as of June 30, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. The Company repaid the outstanding balance for the DDTL in full in March 2022 using proceeds it received from the 2022-1 EETC. No amounts under the DDTL are available to the Company as of June 30, 2022. As of June 30, 2022, the $25,000 Revolving Credit Facility had no balance drawn.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance, aircraft. In December 2019, we issued the 2019-1 EETC, for the purpose of financing or refinancing 13 used aircraft.
In March 2022, the Company arranged for the issuance of the 2022-1 EETC, in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company received gross proceeds of $172,507 in order to finance or refinance 12 of the 13 aircraft, and expects to receive an additional $15,770 of gross proceeds in respect to the 13th aircraft on or before September 15, 2022. The 2022-1 EETC is secured by a lien on the financed or refinanced aircraft and is cross collateralized by the other aircraft financed through the issuance. Total appraised value of the 12 aircraft was approximately $237,936 as of the original date of the agreement.
For more information on our credit facilities or debt, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
The table below presents the major indicators of financial condition and liquidity:

	June 30, 2022	December 31, 2021
Cash and Cash Equivalents	$212,858	$309,338
Available-for-Sale Securities	70,138	—
Amount Available Under Revolving Credit Facility	25,000	25,000
Total Liquidity	$307,996	$334,338

	June 30, 2022	December 31, 2021
Long-term Debt	$363,543	$277,426
Finance Lease Obligations	249,621	192,155
Operating Lease Obligations	31,582	76,041
Total Debt and Lease obligations	644,746	545,622
Stockholders' Equity	495,888	490,589
Total Invested Capital	$1,140,634	$1,036,211

Debt-to-Capital	0.57	0.53

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Six Months Ended June 30,
	2022	2021
Total Operating Activities	$37,060	$96,804
Investing Activities:
Purchases of Property & Equipment	(137,647)	(73,699)
Proceeds from the Sale Property & Equipment	515	—
Proceeds from Insurance Settlements	8,865	—
Purchases of Investments	(71,629)	(1,436)
Proceeds from the Sale of Investments	935	984
Total Investing Activities	(198,961)	(74,151)

Financing Activities:
Cash Received from Stock Offering, net	—	227,225
Proceeds from Stock Option and Warrant Exercises, net	1,340	26
Proceeds from Borrowings	172,507	80,500
Repayment of Finance Lease Obligations	(24,293)	(7,864)
Repayment of Borrowings	(86,046)	(74,709)
Debt Issuance Costs	(2,402)	(2,709)
Total Financing Activities	61,106	222,469

Net (Decrease) Increase in Cash	$(100,795)	$245,122
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the six months ended June 30, 2022 provided $37,060, as compared to providing $96,804 during the six months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, our Net Loss was $285 and Net Income was $68,955, respectively. Net Income in the first half of 2021 benefited from $71,587 in grants received under the CARES Act.
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
Fuel. Fuel expense represented approximately 34% and 27% of our total operating expense for the six months ended June 30, 2022 and 2021, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption increased during the six months ended June 30, 2022 compared to prior year, consistent with increased passengers as the impact of the

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

pandemic subsides. Additionally, the cost per gallon increased by 89% year-over-year. We expect a trend of higher year-over-year fuel costs per gallon to continue throughout 2022 due to current market conditions, further exacerbated by geopolitical events.
CARES Act. During the six months ended June 30, 2022 we did not receive any funding from the CARES Act. During the six months ended June 30, 2021, we received $71,587 in CARES Act grants and $780 in employee retention tax credits.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $137,647 and $73,699 for the six months ended June 30, 2022 and 2021, respectively. Our capital expenditures during the six months ended June 30, 2022 primarily included the purchase of five aircraft, the purchase of four spare engines, the first installment payment to purchase a flight simulator, and other miscellaneous projects. A second installment of $5,847 was remitted to the seller of the simulator during July 2022. The remaining purchase price will be remitted to the seller upon receipt and installation of the simulator. The purchase of the aircraft previously under a finance lease was recorded as a non-cash investing activity. Our capital expenditures during the six months ended June 30, 2021 were primarily related to the purchases of six existing aircraft previously under operating leases.
Investments. During the quarter, the Company purchased $70,391 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Primarily all of the Company's Available-for-Sale securities will mature within one year.
Financing Cash Flow Activities
IPO. In March 2021, we completed our IPO. In total, 10,454,545 shares were issued and the net proceeds to the Company were $225,329 after deducting underwriting discounts and commissions, and other offering expenses. The proceeds from the IPO were immediately used to repay our $45,000 loan with the U.S. Treasury, plus interest.
Debt. In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. We obtained $172,507 in gross proceeds during the six months ended June 30, 2022 in order to finance or refinance 12 of the 13 aircraft. The remaining $15,770 of gross proceeds is expected to be received on or before September 15, 2022 in connection with purchasing the 13th aircraft from the lessor. Five of these aircraft were owned fleet assets previously financed by the DDTL, which was repaid with the proceeds from the 2022-1 EETC.
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
Pass-Through Trusts. We have equipment notes outstanding issued under the 2019-1 EETC and 2022-1 EETC. Generally, the structure of the EETC financings consists of pass-through trusts created by us to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

not obligations of Sun Country. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by us and secured by our aircraft. The payment obligations under the equipment notes are those of Sun Country. We use these certificates to finance or refinance aircraft purchases. The obligations are listed in Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Fuel Consortia. We currently participate in fuel consortia at Minneapolis-Saint Paul International Airport, Las Vegas International Airport, Dallas-Fort Worth International Airport, San Diego International Airport, Los Angeles International Airport, Seattle Tacoma International Airport, Portland International Airport, Phoenix Sky Harbor International Airport, Orlando International Airport, Southwest Florida International Airport and San Francisco International Airport and we expect to expand our participation with other airlines in fuel consortia and fuel committees at our airports where economically beneficial. These agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Consortia that are governed by interline agreements are either, (i) not variable interest entities (“VIEs”) because they are not legal entities, or (ii) are variable interest entities, but the Company is not deemed the primary beneficiary. Therefore, these agreements are not reflected on our Condensed Consolidated Balance Sheets. There are no assets or liabilities on our balance sheets related to these VIEs, since our participation is limited to purchasing aircraft fuel.
We have no other off-balance sheet arrangements.
Commitments and Contractual Obligations
We have contractual obligations comprised of aircraft leases and supplemental maintenance reserves, payments of debt, interest, other lease arrangements, and the TRA.
During the six months ended June 30, 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The best estimate of this event was recorded as of June 30, 2022 and had no financial impact on the Company's Condensed Consolidated Statement of Operations. The estimate will be revised if any additional information becomes available during the third quarter when the contingency is expected to be finalized. The Company does not believe the finalization of the contingency will have a material effect on the Company's Condensed Consolidated Results of Operations.
During the six months ended June 30, 2022, the Company executed an agreement to purchase a flight simulator at a total purchase price of $9,745. An initial installment of $2,934 was remitted to the seller during the first half of 2022 and a second installment of $5,847 was remitted to the seller during July 2022, prior to shipment. The remaining purchase price will be remitted to the seller upon receipt and installation of the simulator. The first installment payment for the simulator is accounted for within Property & Equipment on the Condensed Consolidated Balance Sheets as of June 30, 2022.
During the six months ended June 30, 2022, the Company gave an irrevocable notice to the lessor of its intent to purchase an aircraft currently under lease for approximately $12,000. This lease is currently accounted for as a finance lease and the purchase price will be financed with the remaining proceeds from the 2022-1 EETC. The Company expects for this transaction to be complete in September 2022.
For additional information, refer to Note 13 Commitments and Contingencies to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2021.

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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at June 30, 2022. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the second quarter of 2022, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $172 excluding reimbursed cargo fuel.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the Revolving Credit Facility, totaling $25,000 in principal capacity. During the quarter, we repaid the outstanding balance of the DDTL using proceeds from the 2022-1 EETC, which terminated the DDTL. We are unable to draw any additional amounts from the DDTL and no longer face any exposure to market risk on this portion of our Credit Facilities. Assuming the Revolving Credit Facility is fully drawn, a 100 basis point increase in interest rates would result in a corresponding increase in interest expense of approximately $250 annually.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $70,138 as of June 30, 2022. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Management as appropriate to allow timely decisions regarding required disclosure. In light of this fact, Management has performed additional analyses,

SUN COUNTRY AIRLINES HOLDINGS, INC

reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in internal control over financial reporting as of June 30, 2022. Specifically, Management's controls over the accounting for complex non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.

This control deficiency did not result in a material misstatement of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q or our prior period consolidated annual or interim financial statements. However, the control deficiency creates a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, Management has concluded that this control deficiency constitutes a material weakness as of June 30, 2022.

Remediation Plan

To remediate the material weakness in the Company’s internal control over financial reporting, Management intends to supplement our system of internal control over financial reporting with the following actions:

•Engage third-party experts, as necessary, to review Management’s conclusions on the accounting for non-routine transactions involving the application of complex accounting standards;

•Provide additional internal training on how to utilize external technical accounting research resources;

•Enhance the risk assessment process for complex non-routine transactions and, based on the assessed risks, strengthen the design and operation of our internal controls related to the review and approval of accounting for such transactions; and

•Establish a technical accounting checklist for the analysis and review of complex lease-related transactions.

We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, as we continue to evaluate and work to improve our internal control over financial reporting, Management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate the material weakness identified above, nor can we be certain that additional actions will not be required or what the costs of any such additional actions may be. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting

Other than the changes made as part of the remediation plan described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2021 10-K, the risk factors which materially affect our business, financial condition or results of operations. Except for the updated risk factors set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2021 10-K and the risk factor presented in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Related to Ownership of Our Common Stock

We have identified a material weakness in our internal control over financial reporting and, if we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As disclosed in Part I, Item 4, “Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency described below created a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, Management has concluded that this control deficiency constitutes a material weakness as of June 30, 2022. Specifically, Management's controls over the accounting for complex non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.

Failure to have effective internal control over financial reporting and disclosure controls and procedures could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information. In addition, in some circumstances, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

Our Management is implementing a remediation plan to address the material weakness, as described in Part I, Item 4. Such remediation measures may require additional time and resources and there is no assurance that these initiatives will ultimately have the intended effects. As Management continues to evaluate and work to improve our internal control over financial reporting, Management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weakness, nor can we be certain that additional actions will not be required or what costs of any such additional actions may be. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts nor that additional material weaknesses will not arise in the future or that Management has identified all material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or

SUN COUNTRY AIRLINES HOLDINGS, INC

disclosures that could result in a material misstatement of our annual or interim financial statements. Any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

If we fail to remediate the material weakness and maintain effective internal control over financial reporting or disclosure controls and procedures, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business and the trading price of our common stock. The potential consequences of any material weakness could have a material adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Companies repurchases of common stock for the quarter ended June 30, 2022. All stock repurchases during the quarter reflect shares withheld from employees to satisfy the exercise price and taxes due in connection with exercises of stock options under the Company's equity incentive plans. The shares of common stock withheld to satisfy the exercise price and tax withholding obligations are considered to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in thousands) of Shares that May Yet be Purchased Under Plan
April 1-30, 2022	—	$—	—	$—
May 1-31, 2022	1,823	28.74	—	—
June 1-30, 2022	—	—	—	—
Total	1,823	$28.74	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)Exhibits

10.1	10.1 Form of RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 10, 2022)

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022

SUN COUNTRY AIRLINES HOLDINGS, INC

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022

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

August 10, 2022