Form 10-Q
period 2022-09-30
Sun Country Airlines Holdings, Inc.
filed 2022-11-02
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2022:
Common Stock, $0.01 par value – 58,166,674 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$131,912	$309,338
Restricted Cash	14,163	8,447
Investments	135,170	6,283
Accounts Receivable, net of an allowance for credit losses of $175 and $250, respectively	31,628	30,156
Short-term Lessor Maintenance Deposits	1,211	5,505
Inventory, net of a reserve for obsolescence of $1,255 and $1,275, respectively	7,280	5,405
Prepaid Expenses	11,692	8,511
Other Current Assets	4,684	1,798
Total Current Assets	337,740	375,443

Property & Equipment, net:
Aircraft and Flight Equipment	628,375	447,319
Ground Equipment and Leasehold Improvements	33,809	20,876
Computer Hardware and Software	10,402	8,785
Finance Lease Assets	262,060	209,457
Rotable Parts	13,992	9,150
Total Property & Equipment	948,638	695,587
Accumulated Depreciation & Amortization	(159,779)	(117,069)
Total Property & Equipment, net	788,859	578,518

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net	86,110	89,110
Operating Lease Right-of-use Assets	23,919	61,658
Aircraft Deposits	9,128	10,021
Long-term Lessor Maintenance Deposits	29,714	20,346
Deferred Tax Asset	14,734	17,608
Other Assets	9,017	5,495
Total Other Assets	394,845	426,461
Total Assets	$1,521,444	$1,380,422
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$49,969	$39,805
Accrued Salaries, Wages, and Benefits	25,900	28,527
Accrued Transportation Taxes	11,000	12,736
Air Traffic Liabilities	132,830	118,562
Over-market Liabilities	1,535	4,309
Finance Lease Obligations	17,484	11,705
Loyalty Program Liabilities	13,045	11,451
Operating Lease Obligations	6,281	17,231
Current Maturities of Long-term Debt	45,535	29,412
Income Tax Receivable Agreement Liability	2,260	—
Other Current Liabilities	14,850	7,913
Total Current Liabilities	320,689	281,651

Long-term Liabilities:
Over-market Liabilities	1,423	10,428
Finance Lease Obligations	237,644	180,450
Loyalty Program Liabilities	3,272	8,267
Operating Lease Obligations	21,508	58,810
Long-term Debt	324,662	248,014
Income Tax Receivable Agreement Liability	101,540	98,800
Other Long-term Liabilities	2,701	3,413
Total Long-term Liabilities	692,750	608,182
Total Liabilities	1,013,439	889,833

Commitments and Contingencies (see Note 13)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 58,168,497 and 57,872,452 issued at September 30, 2022 and December 31, 2021, respectively	582	579
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Treasury stock, at cost, 1,823 shares held at September 30, 2022 and no shares held at December 31, 2021	(52)	—
Additional Paid-In Capital	493,493	485,638
Retained Earnings	14,764	4,372
Accumulated Other Comprehensive Loss	(782)	—
Total Stockholders' Equity	508,005	490,589
Total Liabilities and Stockholders' Equity	$1,521,444	$1,380,422
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues:
Passenger	$195,360	$147,718	$592,753	$377,042
Cargo	23,687	24,400	65,930	68,084
Other	2,653	1,545	8,607	5,338
Total Operating Revenue	221,700	173,663	667,290	450,464

Operating Expenses:
Aircraft Fuel	64,843	36,647	206,334	90,631
Salaries, Wages, and Benefits	58,661	43,424	178,576	129,815
Aircraft Rent	1,949	3,925	7,347	13,339
Maintenance	11,018	9,660	35,794	30,170
Sales and Marketing	6,827	5,470	23,336	16,402
Depreciation and Amortization	17,181	14,710	49,364	41,532
Ground Handling	8,669	7,873	24,838	19,654
Landing Fees and Airport Rent	12,926	12,069	32,708	29,606
Special Items, net	—	(65)	—	(72,419)
Other Operating, net	24,235	18,629	68,401	50,026
Total Operating Expenses	206,309	152,342	626,698	348,756
Operating Income	15,391	21,321	40,592	101,708

Non-operating Income (Expense):
Interest Income	1,610	28	2,166	52
Interest Expense	(7,493)	(6,286)	(23,097)	(19,487)
Other, net	3,422	456	(5,156)	18,505
Total Non-operating Expense, net	(2,461)	(5,802)	(26,087)	(930)

Income Before Income Tax	12,930	15,519	14,505	100,778
Income Tax Expense	2,253	2,140	4,113	18,444
Net Income	$10,677	$13,379	$10,392	$82,334

Net Income per share to common stockholders:
Basic	$0.18	$0.23	$0.18	$1.51
Diluted	$0.18	$0.22	$0.17	$1.40
Shares used for computation:
Basic	58,146,606	57,355,104	58,039,201	54,368,231
Diluted	60,793,516	61,712,378	61,372,735	58,699,991
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$10,677	$13,379	$10,392	$82,334

Other Comprehensive Loss:
Net unrealized loss on Available-for-Sale securities, net of deferred tax benefit of $244, $—, $309 and $—, respectively	(562)	—	(782)	—
Other Comprehensive Loss	(562)	—	(782)	—
Comprehensive Income	$10,115	$13,379	$9,610	$82,334

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Loans to Stockholders	Additional Paid-in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
December 31, 2020	46,839,659	$468	$(3,500)	$248,525	$38,324	$283,817
Shares Surrendered by Stockholders	(140,737)	(1)	3,500	(3,499)	—	—
Initial Public Offering, net	10,454,545	105	—	224,552	—	224,657
Net Income	—	—	—	—	16,778	16,778
Income Tax Receivable Agreement	—	—	—	—	(115,200)	(115,200)
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	2,870	—	2,870
March 31, 2021	57,153,467	$572	$—	$473,848	$(60,098)	$414,322
Initial Public Offering Expense Adjustment	—	—	—	349	—	349
Exercise of Stock Options	5,000	—	—	27	—	27
Net Income	—	—	—	—	52,177	52,177
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	744	—	744
June 30, 2021	57,158,467	$572	$—	$476,368	$(7,921)	$469,019
Exercise of Stock Options	393,274	4	—	2,376	—	2,380
Net Income	—	—	—	—	13,379	13,379
Amazon Warrants	—	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	964	—	964
September 30, 2021	57,551,741	$576	$—	$481,108	$5,458	$487,142

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
December 31, 2021	57,872,452	$579	—	$—	$485,638	$4,372	$—	$490,589
Stock Option Exercises	91,868	1	—	—	522	—	—	523
Net Income	—	—	—	—	—	3,637	—	3,637
Amazon Warrants	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	920	—	—	920
March 31, 2022	57,964,320	$580	—	$—	$488,480	$8,009	$—	$497,069
Stock Issued for Stock-Based Awards	181,404	1	—	—	1,037	—	—	1,038
Net Stock Settlement of Stock-Based Awards	—	—	1,823	(52)	—	—	—	(52)
Net Loss	—	—	—	—	—	(3,922)	—	(3,922)
Amazon Warrants	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	575	—	—	575
Other Comprehensive Loss	—	—	—	—	—	—	(220)	(220)
June 30, 2022	58,145,724	$581	1,823	$(52)	$491,492	$4,087	$(220)	$495,888
Stock Issued for Stock-Based Awards	22,773	1	—	—	114	—	—	115
Net Income	—	—	—	—	—	10,677	—	10,677
Amazon Warrants	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	487	—	—	487
Other Comprehensive Loss	—	—	—	—	—	—	(562)	(562)
September 30, 2022	58,168,497	$582	1,823	$(52)	$493,493	$14,764	$(782)	$508,005
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Net Income	$10,392	$82,334
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	49,364	41,532
Tax Receivable Agreement Adjustment	5,000	(19,800)
Operating Lease Right-of-use Assets	(199)	12,920
Non-Cash (Gain) Loss on Asset Transactions, net	(318)	2
Unrealized (Gain) on Fuel Derivatives	—	(3,527)
Amortization of Over-market Liabilities	(2,453)	(4,159)
Deferred Income Taxes	3,183	18,340
Amazon Warrants Vested	4,200	4,200
Stock-based Compensation Expense	1,981	4,577
Amortization of Debt Issuance Costs and Debt Securities	467	963
Loss on Extinguishment of Debt	1,557	1,224

Changes in Operating Assets and Liabilities:
Accounts Receivable	(88)	34
Inventory	(1,402)	(456)
Prepaid Expenses	(3,188)	(3,153)
Lessor Maintenance Deposits	(10,256)	(5,464)
Aircraft Deposits	(2,569)	1,162
Other Assets	(5,478)	2,297
Accounts Payable	8,674	2,257
Accrued Transportation Taxes	(1,736)	2,999
Air Traffic Liabilities	14,269	3,972
Loyalty Program Liabilities	(3,401)	(1,759)
Operating Lease Obligations	(61)	(32,651)
Other Liabilities	3,733	8,514
Net Cash Provided by Operating Activities	71,671	116,358

Cash Flows from Investing Activities:
Purchases of Property & Equipment	(177,658)	(118,016)
Proceeds from the Sale of Property & Equipment	777	—
Proceeds from Insurance Settlements	8,865	—
Purchases of Investments	(130,529)	(1,436)
Proceeds from the Sale of Investments	935	1,062
Net Cash Used in Investing Activities	(297,610)	(118,390)

Cash Flows from Financing Activities:
Cash Received from Stock Offering	—	235,894
Costs of Stock Offering	—	(8,706)
Proceeds from Stock Option and Warrant Exercises	1,656	2,407
Taxes Paid for Net Stock Settlement of Stock-Based Awards	(31)	—
Proceeds from Borrowings	188,277	80,500
Repayment of Finance Lease Obligations	(37,842)	(9,113)
Repayment of Borrowings	(95,305)	(75,728)
Debt Issuance Costs	(2,526)	(2,560)
Net Cash Provided by Financing Activities	54,229	222,694

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(171,710)	220,662

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	317,785	70,363

Cash, Cash Equivalents and Restricted Cash--End of the Period	$146,075	$291,025
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Non-cash transactions:
Lease Deposits Applied Against the Purchase of Aircraft	$1,085	$3,296
Aircraft and Flight Equipment Acquired through Finance Leases	40,480	71,856
Finance Lease Asset Modifications	46,311	—
Aircraft Acquired From Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	28,012	—
Derecognition of Operating Lease Right-of-Use Assets, net	8,674	41,135
Derecognition of Operating Lease Obligations	8,674	44,726

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	September 30, 2022	September 30, 2021
Cash and Cash Equivalents	$131,912	$275,332
Restricted Cash	14,163	15,693
Total Cash, Cash Equivalents and Restricted Cash	$146,075	$291,025
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.    COMPANY BACKGROUND
Sun Country Airlines Holdings, Inc. (together with its consolidated subsidiaries, "Sun Country" or the "Company") is the parent company of Sun Country, Inc., which is a certificated air carrier providing scheduled passenger service, air cargo service, charter air transportation and related services. Services are provided to the general public, cargo customers, military branches, wholesale tour operators, schools, companies and other individual entities for air transportation to various U.S. and international destinations. Except as otherwise stated, the financial information, accounting policies, and activities of Sun Country Airlines Holdings, Inc. are referred to as those of the "Company" or "Sun Country".
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
In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. There were 632,183 warrants that vested upon execution of the ATSA and 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the nine months ended September 30, 2022 and September 30, 2021, 568,956 warrants vested in each respective period. As of September 30, 2022 and September 30, 2021, the cumulative vested warrants held by Amazon were 2,212,615 and 1,454,008, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
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
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, equity-based compensation, tax receivable agreement, lease accounting, impairment of goodwill, impairment of long-lived and intangible assets, air traffic liabilities, the loyalty program, as well as the valuation of Amazon warrants. During the nine months ended September 30, 2022, there were no significant changes to the Company’s critical accounting policies.
Due to impacts from the global coronavirus (“COVID-19”) pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, uncertainties in pilot staffing, the impact of macroeconomic conditions including inflationary pressures, and other factors, operating results for the nine months ended September 30, 2022 are not necessarily indicative of operating results for future quarters or for the year ending December 31, 2022. Air travel is also significantly impacted by general economic conditions, the amount of disposable income available to consumers, unemployment levels, corporate travel budgets, extreme or severe weather and natural disasters, disease outbreaks, fears of terrorism or war, and other factors beyond the Company's control.
Revision of Previously Issued Consolidated Financial Statements
During the second quarter of 2022, the Company identified an immaterial misstatement in its Condensed Consolidated Financial Statements for the quarter and year-to-date interim periods in the year ended December 31, 2021 (the "previously issued financial statements"). The error related to the improper

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

application of Accounting Standards Codification (ASC) Topic 842, Leases regarding the treatment of the incremental difference between the net purchase price of the leased aircraft and the net operating lease recorded on the balance sheet immediately prior to the transaction. This difference should have been capitalized as part of the acquisition costs incurred to purchase the aircraft off the operating lease. The Company incorrectly expensed this amount as incurred within Special Items, net on the Condensed Consolidated Statements of Operations. The error resulted in an understatement of the benefit within Special Items, net, partially offset by incremental Depreciation and Amortization Expense for the three and nine months ended September 30, 2021, and an understatement of Aircraft and Flight Equipment.
The Company assessed the materiality of the errors on the prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements. Management concluded it was immaterial to the Company's previously issued annual or interim financial statements.
The Company has revised the previously issued financial statements as presented in these Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the immaterial error has and will continue to be corrected in the comparative amounts presented in the Company’s subsequent quarterly and annual filings.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The impact of the revision on the Company's previously issued Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2021 are as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Issued	Correction	As Revised	As Previously Issued	Correction	As Revised
Operating Expenses
Depreciation and Amortization	$14,029	$681	$14,710	$40,103	$1,429	$41,532
Special Items, net	(65)	—	(65)	(65,456)	(6,963)	(72,419)
Total Operating Expenses	151,661	681	152,342	354,290	(5,534)	348,756

Operating Income	22,002	(681)	21,321	96,174	5,534	101,708
Income Before Income Tax	16,200	(681)	15,519	95,244	5,534	100,778
Income Tax Expense	2,297	(157)	2,140	17,172	1,272	18,444
Net Income	13,903	(524)	13,379	78,072	4,262	82,334
Basic Income per share	$0.24	$(0.01)	$0.23	$1.44	$0.07	$1.51
Diluted Income per share	$0.23	$(0.01)	$0.22	$1.33	$0.07	$1.40
The revision also impacted the Company's previously issued Condensed Consolidated Statements of Changes in Stockholders Equity as follows:

	For the Three Months Ended June 30, 2021			For the Three Months Ended March 31, 2021
	As Previously Issued	Correction	As Revised	As Previously Issued	Correction	As Revised
Net Income	$51,753	$424	$52,177	$12,416	$4,362	$16,778

	As of March 31, 2022			As of September 30, 2021
	As Previously Issued	Correction	As Revised	As Previously Issued	Correction	As Revised
Retained Earnings	$4,231	$3,778	$8,009	$1,196	$4,262	$5,458
Total Stockholders' Equity	493,291	3,778	497,069	482,880	4,262	487,142
	As of June 30, 2021			As of March 31, 2021
	As Previously Issued	Correction	As Revised	As Previously Issued	Correction	As Revised
Retained Earnings (Deficit)	$(12,707)	$4,786	$(7,921)	$(64,460)	$4,362	$(60,098)
Total Stockholders' Equity	464,233	4,786	469,019	409,960	4,362	414,322
The Company's Condensed Consolidated Statement of Changes Stockholders' Equity as of December 31, 2021 has been corrected to reflect the changes to the impacted Stockholders' Equity accounts as described above.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The impact of the revision on the Company's previously issued Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30, 2021
	As Previously Issued	Correction	As Revised
Operating Activities
Net Income	$78,072	$4,262	$82,334
Depreciation and Amortization	40,103	1,429	41,532
Non-Cash (Gain) Loss on Asset Transaction, Net	(12,666)	12,668	2
Deferred Income Taxes	17,068	1,272	18,340
Operating Lease Obligations	(19,983)	(12,668)	(32,651)
Net Cash Provided by Operating Activities	109,395	6,963	116,358
Investing Activities
Purchases of Property & Equipment	(111,053)	(6,963)	(118,016)
Net Cash Used in Investing Activities	(111,427)	(6,963)	(118,390)
The revision had no impact on the Company's Net Cash Provided by Financing Activities for the nine months ended September 30, 2021.
Investments
Investments consist of debt securities and Certificates of Deposit. The Certificates of Deposit are recorded at cost, plus accrued interest. These certificates serve as collateral for letters of credit required by various airports and other vendors. All of the certificates have original maturities greater than 90 days.
During the nine months ended September 30, 2022, the Company purchased debt securities with original maturities of three months or greater. The investments are classified as Current Assets on the Condensed Consolidated Balance Sheets because the securities are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. Most of the Company's Available-for-Sale securities will mature within one year. The Company limits its exposure to any one issuer or market sector, and largely limits its investments to investment grade quality securities.
The Company's investment securities are classified as Available-for-Sale and are reported at fair value on the Company's Condensed Consolidated Balance Sheets. Unrealized gains and losses on the Company's Available-for-Sale securities are excluded from net earnings and are reported as a component of Accumulated Other Comprehensive Income, net of income tax effects, within Stockholders' Equity on the Condensed Consolidated Balance Sheets until realized. Realized gains and losses are recorded using the specific identification method and reflected in Other, net within Non-operating Income (Expense) on the Company's Condensed Consolidated Statement of Operations. Premiums and discounts recorded on Available-for-Sale debt securities are accounted for in Interest Income within Non-operating Income (Expense) on the Company's Condensed Consolidated Statement of Operations.
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
Recently Adopted Accounting Standards
In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. On January 1, 2022, the Company adopted ASU 2021-04 on a prospective basis, as required by the Standard. There was no financial statement impact upon adoption.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The new standard requires additional disclosures regarding government grants and money contributions. The standard requires disclosures on the nature of the transactions and related accounting policies, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transactions. The Company adopted this standard as of January 1, 2022. See Note 3 for additional information on COVID-19 related government assistance the Company has received.
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
During the third quarter of 2022, Sun Country continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2021, which may impact the comparability of results to prior periods. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted at this time.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
During 2021 and 2020, the Company received certain funds from the CARES Act. The cash awarded to the Company through the CARES Act was accounted for as grants, debt, and tax credits based on the terms and nature of the funds awarded.
During the nine months ended September 30, 2021, the Company received and recognized as income within Special Items, net $71,587 from the U.S. Treasury under the Payroll Support Program Extension (“PSP2”) and the American Rescue Plan Act of 2021 ("PSP3"). The CARES Act provides an employee retention credit (“CARES Employee Retention Credit”), which is a refundable tax credit against certain employment taxes. During the nine months ended September 30, 2021, the Company recorded $848 related to the CARES Employee Retention Credit within Special Items, net. Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the U.S. Treasury, which was repaid in full on March 24, 2021 using proceeds from the IPO. For more information on funds awarded through the CARES Act, see Note 3 of Notes to the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements” in the 2021 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Program payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained through March 1, 2022, if ordered by the Department of Transportation ("DOT"); the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends through September 30, 2022; and restrictions on the payment of certain executive compensation through April 1, 2023. As of September 30, 2022, the Company was in compliance with these provisions.
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
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Scheduled Service	$102,200	$80,212	$334,679	$201,905
Charter Service	42,899	33,809	118,526	88,511
Ancillary	50,261	33,697	139,548	86,626
Passenger	195,360	147,718	592,753	377,042
Cargo	23,687	24,400	65,930	68,084
Other	2,653	1,545	8,607	5,338
Total Operating Revenue	$221,700	$173,663	$667,290	$450,464
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
Total Operating Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$214,904	$167,660	$634,963	$429,508
Latin America	6,756	5,447	32,182	19,870
Other	40	556	145	1,086
Total Operating Revenue	$221,700	$173,663	$667,290	$450,464

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets. These deferred up-front costs are being amortized into Maintenance Expense on a pro-rata basis over the initial six years of the ATSA. The amount expensed during the three and nine months ended September 30, 2022 was $151 and $469, respectively. The expense for both the three and nine months ended September 30, 2021 was $208 and $515, respectively.
The Company’s significant contract liabilities are comprised of: 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received (reported within Other Liabilities on the Condensed Consolidated Balance Sheets).
As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets. This deferred up-front payment is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA. For the three and nine months ended September 30, 2022, $225 and $699 was amortized into Cargo revenue, respectively. For the three and nine months ended September 30, 2021, $310 and $779 was amortized into Cargo revenue, respectively.
Contract Assets and Liabilities are as follows:

	September 30, 2022	December 31, 2021
Contract Assets
Costs to fulfill contract with Amazon	$2,350	$2,819

Air Traffic Liabilities	132,830	118,562
Loyalty Program Liabilities	16,317	19,718
Amazon Deferred Up-front Payment	3,501	4,200
Total Contract Liabilities	$152,648	$142,480
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2022, $109,852 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2021.
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
Changes in the Loyalty Program Liabilities are as follows:

	2022	2021
Balance – January 1	$19,718	$22,069
Loyalty Points Earned	5,125	3,058
Loyalty Points Redeemed (1)	(8,526)	(4,816)
Balance – September 30	$16,317	$20,311
______________________

(1)	Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
5.    EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Income	$10,677	$13,379	$10,392	$82,334

Denominator:
Weighted Average Common Shares Outstanding - Basic	58,146,606	57,355,104	58,039,201	54,368,231
Dilutive effect of Stock Options, RSUs and Warrants (1)	2,646,910	4,357,274	3,333,534	4,331,760
Weighted Average Common Shares Outstanding - Diluted	60,793,516	61,712,378	61,372,735	58,699,991

Basic earnings per share	$0.18	$0.23	$0.18	$1.51
Diluted earnings per share	$0.18	$0.22	$0.17	$1.40
______________________

(1)
There were 3,221,617 and 3,626,851 performance-based stock options outstanding at September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021, the Company expected approximately 63% and 75% of these options to vest, respectively. As of September 30, 2022, 32.5% of the eligible outstanding performance-based stock options vested and were considered exercisable. These amounts are included in the measure above to the extent they are dilutive.

The Company's anti-dilutive shares for the periods presented were immaterial to the Condensed Consolidated Financial Statements.
Warrants held by Amazon are included in the calculation of dilutive weighted average shares outstanding as of the date the warrants vest. The unvested warrants held by Amazon have not been included in dilutive shares as their performance condition has not been satisfied.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

6. AIRCRAFT
As of September 30, 2022, Sun Country operated a fleet of 54 Boeing 737-NG aircraft, consisting of 53 Boeing 737-800s and one Boeing 737-700.
The following tables summarize the Company’s aircraft fleet activity for the nine months ended September 30, 2022 and 2021, respectively:

	December 31, 2021	Additions	Reclassifications	Removals	September 30, 2022
Passenger:
Owned	21	5	4	(1)	29
Finance leases (1)	9	2	—	—	11
Operating leases	6	—	(4)	—	2
Sun Country Airlines’ Fleet	36	7	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft Operated	48	7	—	(1)	54

	December 31, 2020	Additions	Reclassifications	Removals	September 30, 2021
Passenger:
Owned	14	1	6	—	21
Finance leases	5	3	—	—	8
Operating leases	12	—	(6)	—	6
Sun Country Airlines’ Fleet	31	4	—	—	35
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft Operated	43	4	—	—	47

(1)
Two aircraft operating leases were reclassified into finance lease and two separate aircraft finance lease purchase options were exercised, resulting in a net change of zero finance lease reclassifications.

During the nine months ended September 30, 2022, the Company acquired seven incremental aircraft, five of which were financed using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC"), and two through finance lease arrangements. As of September 30, 2022, 26 of the owned aircraft were financed and three aircraft were unencumbered. For more information on the Company's financing arrangements, see Note 7 of these Condensed Consolidated Financial Statements.
During the nine months ended September 30, 2022, the Company completed transactions that adjusted the composition of its fleet. The Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the classification from operating leases to finance leases with expiration dates in fiscal year 2026. The Company purchased two aircraft previously classified as finance leases, using proceeds from the 2022-1 EETC. Additionally, the Company purchased two aircraft previously classified as operating leases, both of which are now unencumbered.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

During the nine months ended September 30, 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The retirement had no impact on the Company's Condensed Consolidated Results of Operations. See Note 13 for more information.
Six of the aircraft purchased during the nine months ended September 30, 2021 were financed through the Delayed Draw Term Loan Facility. See Note 7 for additional information. All six aircraft were previously accounted for as operating leases. The Company also acquired four incremental aircraft, one of which was purchased, and three through finance lease arrangements.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Aircraft Status	Expense Type	2022	2021	2022	2021
Owned	Depreciation	$10,179	$9,284	$29,027	$26,514
Finance Leased	Amortization	4,419	2,977	12,533	7,846
Operating Leased	Aircraft Rent (1)	1,949	3,925	7,347	13,339
		$16,547	$16,186	$48,907	$47,699

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Condensed Consolidated Statements of Operations.
Aircraft Maintenance Deposits Contra-Assets
As of the Acquisition Date, the Company established a maintenance deposit contra-asset to offset the acquired maintenance deposits assets included in Short-term Lessor Maintenance Deposits on the Condensed Consolidated Balance Sheets. The assets represent deposits remitted by the previous owners of the Company to the lessor for maintenance events. The contra-assets represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition date. As reimbursable maintenance events are performed and Maintenance Expense is incurred, a portion of the contra-asset is recognized as a reduction to Maintenance Expense on the Condensed Consolidated Statements of Operations due to the fact that the previously acquired maintenance deposit is partially funding the maintenance event. As of September 30, 2022 and December 31, 2021, the remaining balance of the contra-asset was $13,211 and $22,348, respectively. Of the $9,137 reduction in the contra-asset during the nine months ended September 30, 2022, $8,362 is related to the purchase of two aircraft previously under operating leases. The contra-assets reduced the acquisition costs incurred to purchase the aircraft off the operating lease.
Over-market Liabilities
As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. The over-market lease liability is recorded as a contra-asset offsetting the corresponding lease asset. The remaining unamortized balance of this contra-asset as of September 30, 2022 and December 31, 2021 was $132 and $10,363, respectively and is recorded within Operating Lease Right-of-Use Assets. During the first quarter of 2022, the Company executed lease amendments which modified two aircraft from operating leases to finance leases. As a result of the modifications, the Company reclassified $9,687 of the over-market lease liability from Operating Lease Right-of-Use Assets to Finance Lease Assets. The resulting reclassification reduced the go-forward Depreciation and Amortization for the related Finance Lease Assets. Additionally, $173 of the

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

reduction is related to the purchase of two aircraft previously under operating leases in the three months ended September 30, 2022. The contra-assets reduced the acquisition costs incurred to purchase the aircraft off the operating lease.
As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments, the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of similar leases. The remaining balance of this liability at September 30, 2022 and December 31, 2021 was $2,958 and $14,737, respectively. Of the $11,779 reduction in the over-market maintenance reserve liabilities during the nine months ended September 30, 2022, $6,023 was incorporated into the Finance Lease Assets in accordance with the terms of the executed lease amendments, as described above. Additionally, $3,303 of the reduction is related to the purchase of two aircraft previously under operating leases. The maintenance deposits were allocated to the acquisition costs incurred to purchase the aircraft off the operating lease.
7.    DEBT
Credit Facilities – On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of September 30, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. During the first quarter of 2022, the Company repaid the outstanding balance of the DDTL in full using proceeds it received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of September 30, 2022. The Company recorded a $1,557 loss on extinguishment of debt related to the repayment of the DDTL, which represents the write-off of the unamortized deferred financing costs. As of September 30, 2022, the Revolving Credit Facility remained undrawn and $24,650 was available to the Company.
Long-term Debt – In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020.

In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company recorded $2,526 in debt issuance costs associated with the 2022-1 EETC. Of the 13 aircraft financed by the 2022-1 EETC during the nine months ended September 30, 2022, five were existing owned aircraft previously financed by the DDTL, two of the aircraft were owned outright, four of the aircraft were acquired incrementally, and two aircraft were bought-out from an existing finance lease. The Company is required to make semi-annual principal and interest payments each March and September, the first payment occurred on September 15, 2022. The 2022-1 EETC is secured by a lien on the financed or refinanced aircraft and will be cross-collateralized by the other aircraft financed through the issuance. Total appraised value of the aircraft and engines financed by the 2022-1 EETC was approximately $259,688 as of the original date of the agreement.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

During the nine months ended September 30, 2022, the Company capitalized $2,327 of Interest Expense related to aircraft financed with the proceeds of the 2022-1 EETC while undergoing induction.
Long-term Debt includes the following:

	September 30, 2022	December 31, 2021
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95% and the weighted average interest rate is 4.73% as of September 30, 2022.	$194,884	$202,984

Notes payable under the Company's 2022-1 EETC agreement dated March 2022, with a face amount of $188,277 payable in bi-annual installments, in March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75% and the weighted average interest rate is 5.06% as of September 30, 2022.	179,019	—

Delayed Draw Term Loan Facility	—	77,481

Other Notes payable	—	466

Total Debt	373,903	280,931

Less: Unamortized debt issuance costs	(3,706)	(3,505)

Less: Current Maturities of Long-term Debt	(45,535)	(29,412)
Total Long-term Debt	$324,662	$248,014
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2022	$18,187	$(264)	$17,923
2023	58,518	(962)	57,556
2024	60,157	(777)	59,380
2025	65,241	(602)	64,639
2026	45,668	(415)	45,253
Thereafter	126,132	(686)	125,446
Total as of September 30, 2022	$373,903	$(3,706)	$370,197
The fair value of Debt was $340,067 as of September 30, 2022 and $272,004 as of December 31, 2021. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

8.    FUEL DERIVATIVES AND RISK MANAGEMENT
The Company’s operations are inherently dependent upon the price of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into fuel option and swap contracts. The Company does not apply hedge accounting to its fuel derivative contracts, nor does it hold or issue them for trading purposes. As of September 30, 2022 and December 31, 2021, the Company had no outstanding fuel derivative contracts.
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
Changes in Derivative Assets (Liabilities) are as follows:

	Nine Months Ended September 30,
	2022	2021
Balance - January 1	$—	$(1,174)
Non-cash Gains	—	3,527
Contract Settlements	—	(2,105)
Balance - September 30	$—	$248
Fuel Derivative Gains (Losses) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Fuel Derivative Gains (Losses)	$—	$(72)	$—	$3,527
No cash premiums were paid in any of the periods presented above.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

9. INVESTMENTS
A summary of debt securities by major security type:

	September 30, 2022 (1)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (2):
Municipal Debt Securities	$41,108	$—	$(331)	$40,777
Corporate Debt Securities	83,547	—	(695)	82,852
U.S. Government Agency Securities	5,005	—	(65)	4,940
Total	$129,660	$—	$(1,091)	$128,569

(1)	As the Company began purchasing these investment securities during the second quarter of 2022, there is no comparable prior period information.
(2)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,601 and $6,283 as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company's investments that have unrealized losses have been in a continuous unrealized loss position for less than 12 months. The unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of September 30, 2022, the Company believes that any unrealized losses are recoverable prior to the investment's conversion to cash. Therefore, the Company believes these losses to be temporary.
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
Available-for-Sale Securities - Available-for-Sale investment securities include debt securities, such as municipal, corporate, and U.S. government agency notes. All of these investments are classified as Level 2 because they do not trade in active markets on a regular basis. The Company obtains its pricing per security from a third-party, which uses quoted market prices, when available, or other observable inputs for determination of fair value.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Debt – See Note 7 for more information on the Company's debt financings and related fair values.
The following table summarizes the assets measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$70,925	$60,987	$—	$131,912
Available-for-Sale Securities:
Municipal Debt Securities	—	40,777	—	40,777
Corporate Debt Securities	—	82,852	—	82,852
U.S. Government Agency Securities	—	4,940	—	4,940
Total Available-for-Sale Securities	—	128,569	—	128,569
Total Assets Measured at Fair Value on a Recurring Basis	$70,925	$189,556	$—	$260,481

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$309,338	$—	$—	$309,338
Total Assets Measured at Fair Value on a Recurring Basis	$309,338	$—	$—	$309,338
11.    INCOME TAXES

The Company's effective tax rate for the three and nine months ended September 30, 2022 was 17.4% and 28.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 13.8% and 18.3%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The increase for the three and nine months ended September 30, 2022 effective tax rate is primarily due to the non-taxable adjustment to the tax receivable liability related to the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA"), partially offset by stock compensation benefits.
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
Upon the closing of the IPO in the first quarter of 2021, the Company recognized a non-current liability of $115,200, which represented undiscounted aggregate payments that were expected to be paid to the TRA holders under the TRA, with an offset to Stockholders’ Equity. The TRA balance as of September 30, 2022 and December 31, 2021 was $103,800 and $98,800, respectively. The TRA liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate. During the nine months ended September 30, 2022, the Company recorded an adjustment to the estimated TRA

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

liability of $5,000. Adjustments to the TRA are recorded in Other, net Non-Operating Income (Expense) on the Company’s Condensed Consolidated Statements of Operations.
For more information on the TRA, see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in the 2021 10-K.
12.    SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
Special Items, net on the Condensed Consolidated Statements of Operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CARES Act grant recognition (see Note 3)	$—	$—	$—	$(71,587)
CARES Act employee retention credit (See Note 3)	—	(68)	—	(848)
Other	—	3	—	16
Total Special Items, net	$—	$(65)	$—	$(72,419)
13.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 7), payments under the TRA (see Note 11), and probable future purchases of aircraft.
During the second quarter of 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The best estimate of this event was recorded as of the second quarter and had no financial impact on the Company's Condensed Consolidated Statement of Operations. The estimate will be revised when additional information becomes available or when the contingency is finalized. The Company does not believe the finalization of the contingency will have a material effect on the Company's Condensed Consolidated Results of Operations.
During the nine months ended September 30, 2022, the Company executed an agreement to purchase a flight simulator at a total purchase price of $9,745. To date, $8,781 has been remitted to the seller. The remaining purchase price will be remitted to the seller upon receipt and installation of the simulator. Payments for the simulator are accounted for within Property & Equipment on the Condensed Consolidated Balance Sheets as of September 30, 2022.
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

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$198,013	$23,687	$221,700	$149,263	$24,400	$173,663
Non-Fuel Operating Expenses	117,788	23,678	141,466	99,960	15,800	115,760
Aircraft Fuel	64,763	80	64,843	36,556	91	36,647
Special Items, net	—	—	—	(65)	—	(65)
Total Operating Expenses	182,551	23,758	206,309	136,451	15,891	152,342
Operating Income (Loss)	$15,462	$(71)	15,391	$12,812	$8,509	21,321
Interest Income			1,610			28
Interest Expense			(7,493)			(6,286)
Other, net			3,422			456
Income Before Income Tax			$12,930			$15,519

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$601,360	$65,930	$667,290	$382,380	$68,084	$450,464
Non-Fuel Operating Expenses	355,894	64,470	420,364	280,272	50,272	330,544
Aircraft Fuel	206,254	80	206,334	90,468	163	90,631
Special Items, net	—	—	—	(54,018)	(18,401)	(72,419)
Total Operating Expenses	562,148	64,550	626,698	316,722	32,034	348,756
Operating Income	$39,212	$1,380	40,592	$65,658	$36,050	101,708
Interest Income			2,166			52
Interest Expense			(23,097)			(19,487)
Other, net			(5,156)			18,505
Income Before Income Tax			$14,505			$100,778
15.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through November 2, 2022, the date that the Condensed Consolidated Financial Statements were available to be issued.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

On October 31, 2022, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $50,000 of its Common Stock, $0.01 par value per share (“Common Stock”). The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans. Whether any repurchases are made, and the timing and actual number of any shares repurchased, will be determined by management depending on a variety of factors, including stock price, trading volume, market conditions and other general business considerations. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Any repurchases made under this program will be funded from the Company’s existing cash flows, or future cash flows.
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
Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. As of September 30, 2022, the Company’s air traffic liability included $8,378 related to travel credits for future travel. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. During the nine months ended September 30, 2022 and 2021, the Company recorded $7,837 and $9,008 of estimated travel credit breakage, respectively. A portion of travel credits will expire unused, at which time any remaining revenue is recognized.

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
For the nine months ended September 30, 2022, a 10% change in the Company’s estimated travel credit breakage rate would have resulted in a change to Passenger Revenue of approximately $626.
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
Points Earned Through Travel Purchases. Passenger sales that earn Sun Country Rewards provide customers with travel services and loyalty points, which are each considered distinct performance obligations. The Company values each performance obligation on a standalone basis. The Company determines the standalone selling price of loyalty points issued using a redemption value approach, which considers the value a passenger will receive upon redemption of the loyalty points. Consideration allocated to loyalty points is deferred, net of estimated breakage, and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs.
Points Earned through the Co-Branded Credit Card Program. Under the Company's co-branded credit card program, funds received for the marketing of a co-branded credit card and delivery of loyalty points are accounted for as a multiple-deliverable arrangement. The Company determined that the arrangement has two distinct performance obligations: (1) loyalty points to be awarded; and, (2) use of our brand and access to our customer lists, and certain other advertising and marketing elements (collectively, the marketing performance obligation). Funds received from the co-branded credit card program are allocated to the two performance obligations based on relative standalone selling price. The assumptions used to allocate the funds received are not considered critical to the application of the accounting model for the Company’s loyalty program. Consideration allocated to loyalty points is deferred and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs. Consideration allocated to the marketing performance obligation is recognized as revenue as the spend occurs and is recorded in Other Revenue.
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
During the nine months ended September 30, 2022, the Company recognized $1,134 of loyalty points breakage within Passenger Revenue. A 10% change in the Company’s loyalty point estimated breakage rate would have resulted in a change to Passenger Revenue of approximately $141.
Asset Impairment Analysis
The Company’s long-lived assets, such as Property & Equipment and finite-lived Intangible Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assets include aircraft and associated engines, operating and finance lease assets, the Company’s customer relationship finite-lived intangible assets, and other long-lived assets. The Company reviews the current economic and operating environment to determine whether events or circumstances indicate that these assets may be impaired. Such indicators include, but are not limited to: (1) significant, permanent decrease in the market price of the Company’s long-lived assets, (2) significant decrease in the projected cash flows generated from the use of its long-lived assets, (3) changes in the estimated useful life or productive capacity of the asset, (4) changes in the regulatory environment in which the Company operates, and (5) a decision to permanently remove flight equipment or other long-lived assets from operations. If such factors are identified and the Company determines that the carrying amount of the long-lived asset (or asset group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the asset (or asset group’s) carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
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
The Company has not recorded an impairment on its long-lived assets for any of the periods presented in these Condensed Consolidated Financial Statements, nor did it identify any triggering events during the nine months ended September 30, 2022 and for the year ended December 31, 2021.
Valuation of the TRA Liability
In connection with its IPO, the Company entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). Amounts payable under the TRA are contingent upon, among other things, (i) generation of future

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

taxable income over the term of the TRA, (ii) the Company’s participation in future government programs, (iii) stock option activity during periods prior to the commencement of payments under the TRA and (iv) future changes in tax laws. These factors could result in an increase or decrease in the related liability, which would be recognized in the Company’s earnings in the period of such change.
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
A $10,000 change in forecasted taxable income would have resulted in a change to the TRA Liability of approximately $1,200. Stock option exercises during the nine months ended September 30, 2022 did not significantly impact the TRA liability. Adjustments to the TRA are recorded in the current period in Other, net within Non-operating Income (Expense) on the Company’s Condensed Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently adopted accounting pronouncements.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the nine months ended September 30, 2022 and 2021. Also discussed is our financial position as of September 30, 2022 and December 31, 2021. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2021 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
During the third quarter of 2022, we have continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2021, which may impact the comparability of results presented. However, the ongoing impact of the COVID-19 pandemic on overall demand for air travel remains uncertain and cannot be predicted

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

at this time. In addition, the impact of COVID-19 vaccine mandates, uncertainties in pilot staffing, higher aircraft fuel prices due to global geopolitical events, and the impact of macroeconomic conditions including inflationary pressures could impact our business and results of operations in the near term. While the COVID-19 pandemic-induced industry downturn delayed our growth in 2020 and 2021, we believe that our investments have positioned us to profitably grow our business in the long term following a rebound in the U.S. airline industry.
Operational challenges, driven by training throughput issues, fuel price increases and other inflationary pressures have impacted the Company, as well as the industry. In the near term, current airline travel demand will partially offset the additional costs associated with operational challenges, fuel price increases, and other inflationary pressures. Our flexible business model gives us the ability to adjust our services in response to these market conditions, which is targeted at producing the highest possible returns for Sun Country.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended September 30, 2022 (1)				Three Months Ended September 30, 2021 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	5,611	2,359	3,043	11,072	5,533	1,798	2,912	10,299
Block hours (2)	16,947	4,623	8,739	30,492	17,313	3,835	8,533	29,842
Aircraft miles (2)	6,777,764	1,629,061	3,399,149	11,864,450	7,046,575	1,423,300	3,376,084	11,897,035
Available seat miles (ASMs) (thousands) (2)	1,256,755	286,189		1,553,483	1,296,555	244,393		1,549,432
Total revenue per ASM (TRASM) (cents)	12.34	14.99		12.75	8.90	13.83		9.63
Average passenger aircraft during the period (3)				36.8				32.9
Passenger aircraft at end of period (3)				42				35
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (3)				6.4				7.0
Average stage length (miles)				1,055				1,155
Revenue passengers carried (4)	908,967				785,348
Revenue passenger miles (RPMs) (thousands) (4)	1,101,011				1,011,936
Load factor (4)	87.6%				78.0%
Average base fare per passenger (4)	$112.44				$102.14
Ancillary revenue per passenger (4)	$55.29				$42.91
Charter revenue per block hour (4)		$9,280				$8,816
Fuel gallons consumed (thousands) (2)	13,352	3,056		16,509	13,475	2,760		16,321
Fuel cost per gallon, excluding derivatives and other items				$3.93				$2.24
Employees at end of period				2,354				2,014
Cost per available seat mile (CASM) (cents) (5)				13.28				9.83
Adjusted CASM (cents) (6)				7.55				6.39
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2022 (1)				Nine Months Ended September 30, 2021 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	17,512	6,214	8,310	32,246	14,777	5,036	8,229	28,196
Block hours (2)	57,585	13,000	23,891	95,052	48,420	10,822	24,973	84,648
Aircraft miles (2)	23,112,200	4,630,257	9,209,477	37,113,673	19,758,087	4,005,794	9,884,576	33,780,294
Available seat miles (ASMs) (thousands) (2)	4,284,403	800,698		5,114,134	3,653,335	693,837		4,368,972
Total revenue per ASM (TRASM) (cents)	11.27	14.80		11.76	8.04	12.76		8.75
Average passenger aircraft during the period (3)				35.2				31.7
Passenger aircraft at end of period (3)				42				35
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (3)				7.4				6.9
Average stage length (miles)				1,169				1,199
Revenue passengers carried (4)	2,715,707				2,038,399
Revenue passenger miles (RPMs) (thousands) (4)	3,565,501				2,705,969
Load factor (4)	83.2%				74.1%
Average base fare per passenger (4)	$123.24				$99.05
Ancillary revenue per passenger (4)	$51.39				$42.50
Charter revenue per block hour (4)		$9,118				$8,179
Fuel gallons consumed (thousands) (2)	44,940	9,085		54,322	37,299	7,739		45,269
Fuel cost per gallon, excluding derivatives and other items				$3.81				$2.08
Employees at end of period				2,354				2,014
Cost per available seat mile (CASM) (cents) (5)				12.25				7.98
Adjusted CASM (cents) (6)				6.91				6.32
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
Operating Revenues:
Scheduled Service	$102,200	$80,212	$21,988	27%
Charter Service	42,899	33,809	9,090	27%
Ancillary	50,261	33,697	16,564	49%
Passenger	195,360	147,718	47,642	32%
Cargo	23,687	24,400	(713)	(3)%
Other	2,653	1,545	1,108	72%
Total Operating Revenues	221,700	173,663	48,037	28%

Operating Expenses:
Aircraft Fuel	64,843	36,647	28,196	77%
Salaries, Wages, and Benefits	58,661	43,424	15,237	35%
Aircraft Rent	1,949	3,925	(1,976)	(50)%
Maintenance	11,018	9,660	1,358	14%
Sales and Marketing	6,827	5,470	1,357	25%
Depreciation and Amortization	17,181	14,710	2,471	17%
Ground Handling	8,669	7,873	796	10%
Landing Fees and Airport Rent	12,926	12,069	857	7%
Special Items, net	—	(65)	65	(100)%
Other Operating, net	24,235	18,629	5,606	30%
Total Operating Expenses	206,309	152,342	53,967	35%
Operating Income	15,391	21,321	(5,930)	(28)%

Non-operating Income (Expense):
Interest Income	1,610	28	1,582	NM
Interest Expense	(7,493)	(6,286)	(1,207)	19%
Other, net	3,422	456	2,966	NM
Total Non-operating Expense, net	(2,461)	(5,802)	3,341	(58)%

Income Before Income Tax	12,930	15,519	(2,589)	(17)%
Income Tax Expense	2,253	2,140	113	5%
Net Income	$10,677	$13,379	$(2,702)	(20)%

"NM" stands for not meaningful

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Total Operating Revenues increased $48,037, or 28%, to $221,700 for the three months ended September 30, 2022 from $173,663 for the three months ended September 30, 2021. The increase was largely driven by an increase in demand for passenger service during 2022 as compared to 2021, which was significantly impacted by a decrease in passenger demand due to the COVID-19 pandemic.
Scheduled Service. Scheduled service revenue increased by $21,988, or 27%, to $102,200 for the three months ended September 30, 2022 from $80,212 for the three months ended September 30, 2021. The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended September 30,		Change		% Change
	2022	2021
Departures	5,611	5,533	78		1%
Passengers	908,967	785,348	123,619		16%
Average base fare per passenger	$112.44	$102.14	$10.30		10%
RPMs (thousands)	1,101,011	1,011,936	89,075		9%
ASMs (thousands)	1,256,755	1,296,555	(39,800)		(3)%
TRASM (cents)	12.34	8.90	3.44		39%
Passenger load factor	87.6%	78.0%	9.6	pts	N/A
The quarter-over-quarter increases in certain scheduled service operating data were primarily the result of the continued recovery in demand from the COVID-19 pandemic in the third quarter of 2022 relative to the same period in 2021. The quarter-over-quarter increase in demand is demonstrated by a 39% increase in TRASM, a 10% increase in the average base fare per passenger, and a 16% increase in passengers, even as quarter-over-quarter departures were materially consistent and ASMs decreased by 3%. The year-over-year revenue increase is slightly offset by the introduction of a new Ancillary product, which reclassified approximately $11,600 of revenue from Scheduled Service to Ancillary.
Charter Service. Charter service revenue increased $9,090, or 27%, to $42,899 for the three months ended September 30, 2022, from $33,809 for the three months ended September 30, 2021. Charter revenue per block hour was $9,280 for the three months ended September 30, 2022, as compared to $8,816 for the three months ended September 30, 2021, for an increase of 5%. The increase in Charter service revenue was driven by the increase in rates and a 21% increase in Charter block hours due to the continued recovery from the COVID-19 pandemic and new charter agreements that began operations during 2022. Rates in 2021 suffered from significant competitive pressure because other carriers had excess aircraft, crew, and resources to operate charter capacity.
Ancillary. Ancillary revenue increased by $16,564, or 49%, to $50,261 for the three months ended September 30, 2022, from $33,697 for the three months ended September 30, 2021. The 16% increase in scheduled passengers during the period resulted in greater sales of air travel-related services, such as: baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue for the three months ended September 30, 2022 was further benefited by the introduction of a new a new ancillary product that began in the second quarter of 2022 and reclassified approximately $11,600 of revenue from Scheduled Service to Ancillary. Ancillary revenue was $55.29 per passenger in the three months ended September 30, 2022, up $12.38, or 29%, from the three months ended September 30, 2021. Revenue per passenger increased due to the inclusion of a new ancillary product that reclassified portions of revenue from Scheduled Service to Ancillary, the return of onboard food and beverage sales, and increased demand.
Cargo. Revenue from cargo services decreased by $713, or 3%, to $23,687 for the three months ended September 30, 2022, from $24,400 for the three months ended September 30, 2021. The decrease was

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

primarily driven by an approximately $1,700 revenue benefit recognized in the prior year, slightly offset by a 2% and 4% increase in block hours and departures, respectively.
Other. Other revenue was $2,653 for the three months ended September 30, 2022, as compared to $1,545 for the three months ended September 30, 2021. The increase was primarily driven by increased revenue from Sun Country Vacations as a result of higher year-over-year bookings.
Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expense, excluding derivatives and other items, is the best measure of the effect of fuel prices on our business as it consists solely of items associated with fuel for our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding gains related to fuel hedge derivative contracts and certain costs that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended September 30,		Change	% Change
	2022	2021
Total Aircraft Fuel Expense	$64,843	$36,647	$28,196	77%
Exclude: Fuel Derivative Losses	—	(72)	72	(100)%
Other Excluded Items	71	(5)	76	NM
Aircraft Fuel Expense, Excluding Derivatives and Other Items	$64,914	$36,570	$28,344	78%
Fuel Gallons Consumed (thousands)	16,509	16,321	188	1%
Fuel Cost per Gallon, Excluding Derivatives and Other Items	$3.93	$2.24	$1.69	75%

"NM" stands for not meaningful
The increase in Aircraft Fuel expense was mainly driven by the 75% year-over-year increase in the average price per gallon of fuel due to current market conditions, further exacerbated by global geopolitical events.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $15,237, or 35%, to $58,661 for the three months ended September 30, 2022, as compared to $43,424 for the three months ended September 30, 2021. The increase was primarily driven by the new Collective Bargaining Agreement ("CBA") for our pilots, which went into effect in the first quarter of 2022, increased per unit costs, and an increase in Passenger Service block hours. The employee headcount as of September 30, 2022 was 2,354, as compared to 2,014 as of September 30, 2021, for an increase of 340, or 17%. The increase in employee headcount was driven by increased passenger demand as we continue our recovery from the impacts of the COVID-19 pandemic.
Aircraft Rent. Aircraft Rent expense decreased $1,976, or 50%, to $1,949 for the three months ended September 30, 2022, as compared to $3,925 for the three months ended September 30, 2021. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). Specifically, in the nine months ended September 30, 2022, we executed lease amendments which modified two aircraft from operating leases to finance leases

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

and purchased two aircraft previously classified as operating leases. As of September 30, 2022 and 2021, there were two and six aircraft under operating leases, respectively.
Maintenance. Maintenance materials and repair expense increased $1,358, or 14%, to $11,018 for the three months ended September 30, 2022, as compared to $9,660 for the three months ended September 30, 2021. The increase in maintenance expense was primarily driven by increased line maintenance for the Cargo fleet, increased per unit costs due to incremental contract labor spend, and an increase in certain aircraft acquisition expenses that are not eligible for capitalization.
Sales and Marketing. Sales and Marketing expense increased $1,357, or 25%, to $6,827 for the three months ended September 30, 2022, as compared to $5,470 for the three months ended September 30, 2021. The quarter-over-quarter increase was driven by a $1,300 increase in credit card processing and global distribution system fees due to volume and rate increases.
Depreciation and Amortization. Depreciation and Amortization expense increased $2,471, or 17%, to $17,181 for the three months ended September 30, 2022, as compared to $14,710 for the three months ended September 30, 2021. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that results in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). As of September 30, 2022 and 2021, there were 29 and 21 owned aircraft and 11 and eight finance leases, respectively.
Ground Handling. Ground Handling expense increased $796, or 10%, to $8,669 for the three months ended September 30, 2022, as compared to $7,873 for the three months ended September 30, 2021. The increase was primarily due to new charter agreements that began operations during 2022.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $857, or 7%, to $12,926 for the three months ended September 30, 2022, as compared to $12,069 for the three months ended September 30, 2021. The increase was primarily due to new charter agreements that began operations during 2022 and an increase in rates.
Special Items, net. There were no Special Items recorded for the three months ended September 30, 2022, as compared to a net benefit of $65 for the three months ended September 30, 2021. For more information on Special Items, see Note 12 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other Operating, net. Other operating, net increased $5,606, or 30%, to $24,235 for the three months ended September 30, 2022, as compared to $18,629 for the three months ended September 30, 2021, mainly due to increased departures within the Passenger segment, which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs, as well as an increase in rates associated with these expenditures.
Non-operating Income (Expense)
Interest Income. Interest income was $1,610 for the three months ended September 30, 2022 primarily due to the change in investment strategy which led to the purchase of debt securities during 2022. Interest income for the three months ended September 30, 2021 was nominal.
Interest Expense. Interest expense increased $1,207, or 19%, to $7,493 for the three months ended September 30, 2022, as compared to $6,286 for the three months ended September 30, 2021. The increase was primarily due to a larger mix of owned aircraft that were financed or refinanced with the proceeds from the 2022-1 EETC, as well as an increase in aircraft accounted for as finance leases during the three months ended

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

September 30, 2022. These amounts were slightly offset by $1,049 of capitalized interest. For more information on the Company's Debt, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net increased by $2,966 to a net benefit of $3,422 for the three months ended September 30, 2022, as compared to net benefit of $456 for the three months ended September 30, 2021. The increase was primarily due to the $3,500 adjustment to decrease the estimated TRA liability in the current quarter, as compared to the $1,100 adjustment to decrease the estimated TRA liability in the prior year. For more information on the TRA liability, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Income Tax. The Company's effective tax rate for the three months ended September 30, 2022 was 17.4% compared to 13.8% for the three months ended September 30, 2021. The increase in the effective tax rate was primarily due to the non-taxable adjustment of the TRA liability, partially offset by stock compensation benefits.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Operating Revenues:
Scheduled Service	$334,679	$201,905	$132,774	66%
Charter Service	118,526	88,511	30,015	34%
Ancillary	139,548	86,626	52,922	61%
Passenger	592,753	377,042	215,711	57%
Cargo	65,930	68,084	(2,154)	(3)%
Other	8,607	5,338	3,269	61%
Total Operating Revenues	667,290	450,464	216,826	48%

Operating Expenses:
Aircraft Fuel	206,334	90,631	115,703	128%
Salaries, Wages, and Benefits	178,576	129,815	48,761	38%
Aircraft Rent	7,347	13,339	(5,992)	(45)%
Maintenance	35,794	30,170	5,624	19%
Sales and Marketing	23,336	16,402	6,934	42%
Depreciation and Amortization	49,364	41,532	7,832	19%
Ground Handling	24,838	19,654	5,184	26%
Landing Fees and Airport Rent	32,708	29,606	3,102	10%
Special Items, net	—	(72,419)	72,419	(100)%
Other Operating, net	68,401	50,026	18,375	37%
Total Operating Expenses	626,698	348,756	277,942	80%
Operating Income	40,592	101,708	(61,116)	(60)%

Non-operating Income (Expense):
Interest Income	2,166	52	2,114	NM
Interest Expense	(23,097)	(19,487)	(3,610)	19%
Other, net	(5,156)	18,505	(23,661)	NM
Total Non-operating Expense, net	(26,087)	(930)	(25,157)	NM

Income Before Income Tax	14,505	100,778	(86,273)	(86)%
Income Tax Expense	4,113	18,444	(14,331)	(78)%
Net Income	$10,392	$82,334	$(71,942)	(87)%

"NM" stands for not meaningful
Total Operating Revenues increased by $216,826, or 48%, to $667,290 for the nine months ended September 30, 2022 from $450,464 for the nine months ended September 30, 2021. The increase was largely driven by an

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

increase in demand for passenger service during the nine months ended September 30, 2022 as compared to 2021, which was significantly impacted by a decrease in passenger demand due to the COVID-19 pandemic.
Scheduled Service. Scheduled service revenue increased by $132,774, or 66%, to $334,679 for the nine months ended September 30, 2022 from $201,905 for the nine months ended September 30, 2021. The table below presents select operating data for scheduled service:

	Nine Months Ended September 30,		Change		% Change
	2022	2021
Departures	17,512	14,777	2,735		19%
Passengers	2,715,707	2,038,399	677,308		33%
Average base fare per passenger	$123.24	$99.05	$24.19		24%
RPMs (thousands)	3,565,501	2,705,969	859,532		32%
ASMs (thousands)	4,284,403	3,653,335	631,068		17%
TRASM (cents)	11.27	8.04	3.23		40%
Passenger load factor	83.2%	74.1%	9.1	pts	N/A
The significant year-over-year increases in all scheduled service operating data was primarily the result of the continued recovery in demand from the COVID-19 pandemic in the nine months ended September 30, 2022 relative to the same period in 2021. The year-over-year increase in demand is demonstrated by a 40% increase in TRASM, 19% increase in departures, a 33% increase in passengers, and a 24% increase in the average base fare per passenger. The year-over-year revenue increase is slightly offset by the introduction of a new Ancillary product, which reclassified approximately $17,200 of revenue from Scheduled Service to Ancillary.
Charter Service. Charter service revenue increased $30,015, or 34%, to $118,526 for the nine months ended September 30, 2022, from $88,511 for the nine months ended September 30, 2021. Charter revenue per block hour was $9,118 for the nine months ended September 30, 2022, as compared to $8,179 for the nine months ended September 30, 2021, for an increase of 11%. The increase in Charter service revenue was driven by the increase in rates and a 20% increase in Charter block hours due to the continued recovery from the COVID-19 pandemic and new charter agreements that began operations during 2022. Rates in 2021 suffered from significant competitive pressure because other carriers had excess aircraft, crew, and resources to operate charter capacity.
Ancillary. Ancillary revenue increased by $52,922, or 61%, to $139,548 for the nine months ended September 30, 2022, from $86,626 for the nine months ended September 30, 2021. The 33% increase in scheduled passengers during the period resulted in greater sales of air travel-related services, such as: baggage fees, seat selection and upgrade fees, and on-board sales. Ancillary revenue for the nine months ended September 30, 2022 was further benefited by the introduction of a new a new ancillary product that began in the second quarter of 2022 and reclassified approximately $17,200 of revenue from Scheduled Service to Ancillary. Ancillary revenue was $51.39 per passenger in the nine months ended September 30, 2022, up $8.89, or 21%, from the nine months ended September 30, 2021. Revenue per passenger increased due to the inclusion of a new ancillary product that reclassified portions of revenue from Scheduled Service to Ancillary, the return of onboard food and beverage sales, and increased demand.
Cargo. Revenue from cargo services decreased by $2,154, or 3%, to $65,930 for the nine months ended September 30, 2022, from $68,084 for the nine months ended September 30, 2021. The number of departures was materially consistent year-over-year; however, block hours declined 4%. The year-over-year decrease in block hours was primarily driven by heavy maintenance events. Operational factors and an approximately $1,700 revenue benefit recognized in 2021 also contributed to the year-over-year revenue decrease.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Other. Other revenue was $8,607 for the nine months ended September 30, 2022, as compared to $5,338 for the nine months ended September 30, 2021. The increase was primarily driven by an increase in revenue from Sun Country Vacations as a result of higher year-over-year bookings.
Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expense, excluding derivatives and other items, is the best measure of the effect of fuel prices on our business as it consists solely of items associated with fuel for our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding gains related to fuel hedge derivative contracts and certain costs that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
The primary components of Aircraft Fuel expense are shown in the following table:

	Nine Months Ended September 30,		Change	% Change
	2022	2021
Total Aircraft Fuel Expense	$206,334	$90,631	$115,703	128%
Exclude: Fuel Derivative Gains	—	3,527	(3,527)	(100)%
Other Excluded Items	598	64	534	NM
Aircraft Fuel Expense, Excluding Derivatives and Other Items	$206,932	$94,222	$112,710	120%
Fuel Gallons Consumed (thousands)	54,322	45,269	9,053	20%
Fuel Cost per Gallon, Excluding Derivatives and Other Items	$3.81	$2.08	$1.73	83%
The increase in Aircraft Fuel expense was mainly driven by the 83% increase in the average price per gallon of fuel, and a 20% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by a 19% increase in passenger service block hours.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $48,761, or 38%, to $178,576 for the nine months ended September 30, 2022, as compared to $129,815 for the nine months ended September 30, 2021. The increase was driven by the new Collective Bargaining Agreement ("CBA") for our pilots, which went into effect in the first quarter of 2022, increased per unit costs, and an increase in Passenger Service block hours. The employee headcount as of September 30, 2022 was 2,354, as compared to 2,014 as of September 30, 2021, for an increase of 340, or 17%. The increase in employee headcount was to support all lines of business during the ongoing recovery from the impacts of the COVID-19 pandemic.
Aircraft Rent. Aircraft Rent expense decreased $5,992, or 45%, to $7,347 for the nine months ended September 30, 2022, as compared to $13,339 for the nine months ended September 30, 2021. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). Specifically, in the first nine months of 2022, we executed lease amendments which modified two aircraft from operating leases to finance leases and purchased two aircraft previously classified as operating leases. For the nine months ended September 30, 2022 and 2021, there were an average of four and eight aircraft under operating leases, respectively.
Maintenance. Maintenance materials and repair expense increased $5,624, or 19%, to $35,794 for the nine months ended September 30, 2022, as compared to $30,170 for the nine months ended September 30, 2021. The increase in maintenance expense was primarily driven by increased departures and block hours across the

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger segment, an increase in maintenance events for the Cargo fleet, and increased per unit costs due to incremental contract labor spend.
Sales and Marketing. Sales and Marketing expense increased $6,934, or 42%, to $23,336 for the nine months ended September 30, 2022, as compared to $16,402 for the nine months ended September 30, 2021. Passenger revenue increased 57% between these two periods leading to a nearly $6,500 in increased credit card processing and global distribution system fees during this time period.
Depreciation and Amortization. Depreciation and Amortization expense increased $7,832, or 19%, to $49,364 for the nine months ended September 30, 2022, as compared to $41,532 for the nine months ended September 30, 2021. The increase was primarily due to the impact of a change in the composition of our aircraft fleet to an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). For the nine months ended September 30, 2022 and 2021, there was an average of 25 and 19 owned aircraft and 11 and six finance leases, respectively.
Ground Handling. Ground Handling expense increased $5,184, or 26%, to $24,838 for the nine months ended September 30, 2022, as compared to $19,654 for the nine months ended September 30, 2021. The increase was primarily driven by the 20% increase in Passenger segment departures due to the result of the continued recovery in demand from the COVID-19 pandemic and new charter agreements that began operations during 2022.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $3,102, or 10%, to $32,708 for the nine months ended September 30, 2022, as compared to $29,606 for the nine months ended September 30, 2021. The increase was primarily driven by the 20% increase in Passenger segment departures due to the result of the continued recovery in demand from the COVID-19 pandemic and new charter agreements that began operations during 2022.
Special Items, net. There were no Special Items recorded during the nine months ended September 30, 2022. Special Items had a net benefit of $72,419 for the nine months ended September 30, 2021. The net benefit was primarily driven by the payroll support received under the CARES Act, of which the Cargo segment was allocated $18,401. These credits within the Cargo segment results were based on the respective segment salaries, wages, and benefits. For more information on Special Items, see Note 12 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other Operating, net. Other operating, net increased $18,375, or 37%, to $68,401 for the nine months ended September 30, 2022, as compared to $50,026 for the nine months ended September 30, 2021, mainly due to increased departures within the Passenger segment, which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs.
Non-operating Income (Expense)
Interest Income. Interest income was $2,166 for the nine months ended September 30, 2022 primarily due to the change in investment strategy which led to the purchase of debt securities during 2022. Interest income for the nine months ended September 30, 2021 was nominal.
Interest Expense. Interest expense increased $3,610, or 19%, to $23,097 for the nine months ended September 30, 2022, as compared to $19,487 for the nine months ended September 30, 2021. The increase was primarily due to a larger mix of owned aircraft that were financed or refinanced with the proceeds from the 2022-1 EETC, as well as an increase in aircraft accounted for as finance leases during the nine months ended September 30, 2022. These amounts were slightly offset by $2,327 of capitalized interest. For more information

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

on the Company's Debt, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net decreased $23,661 to a net expense of $5,156 for the nine months ended September 30, 2022, as compared to net benefit $18,505 for the nine months ended September 30, 2021. The decrease was primarily due to the $5,000 adjustment to increase the estimated TRA liability as of September 30, 2022, as compared to the $19,800 adjustment to decrease the estimated TRA liability as of September 30, 2021. For more information on the TRA liability, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Income Tax. The Company's effective tax rate for the nine months ended September 30, 2021 was 28.4% compared to 18.3% for the nine months ended September 30, 2021. The increase in the effective tax rate was primarily due to the non-taxable adjustment of the TRA liability, partially offset by stock compensation benefits.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$198,013	$23,687	$221,700	$149,263	$24,400	$173,663

Operating Expenses:
Aircraft Fuel	64,763	80	64,843	36,556	91	36,647
Salaries, Wages, and Benefits	44,051	14,610	58,661	33,619	9,805	43,424
Aircraft Rent	1,949	—	1,949	3,925	—	3,925
Maintenance	7,290	3,728	11,018	7,175	2,485	9,660
Sales and Marketing	6,827	—	6,827	5,470	—	5,470
Depreciation and Amortization	17,152	29	17,181	14,684	26	14,710
Ground Handling	8,666	3	8,669	7,873	—	7,873
Landing Fees and Airport Rent	12,823	103	12,926	11,949	120	12,069
Special Items, net	—	—	—	(65)	—	(65)
Other Operating, net	19,030	5,205	24,235	15,265	3,364	18,629
Total Operating Expenses	182,551	23,758	206,309	136,451	15,891	152,342
Operating Income (Loss)	$15,462	$(71)	$15,391	$12,812	$8,509	$21,321

Adjustment for Special Items, net	—	—	—	(65)	—	(65)

Operating Income (Loss), Excluding Special Items, net	$15,462	$(71)	$15,391	$12,747	$8,509	$21,256

Operating Margin %, Excluding Special Items, net	8%	—%	7%	9%	35%	12%
Passenger. Passenger Operating Income increased by $2,650 to $15,462 for the three months ended September 30, 2022 from $12,812 for the three months ended September 30, 2021. The increase in Passenger Operating Income was driven by an expansion in demand for passenger service during 2022 as compared to 2021, which was significantly impacted by the COVID-19 pandemic. Operating Margin Percentage for the three months ended September 30, 2022 decreased by 1%, as compared to the three months ended September 30, 2021. The Operating Margin Percentage decrease was primarily driven by the quarter-over-quarter increase in Aircraft Fuel Expense, slightly offset by increases in revenue across all Passenger segment business lines. For

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income decreased by $8,580, resulting in an Operating Loss of $71 for the three months ended September 30, 2022, as compared to Operating Income of $8,509 for the three months ended September 30, 2021. Operating Margin Percentage decreased by 35%, to break-even, over the same periods. The decrease was primarily driven by a quarter-over-quarter increase in Salaries, Wages, and Benefits driven by the new CBA for our pilots that went into effect in the beginning of 2022, a quarter-over-quarter increase in Maintenance Expense for the Cargo fleet due to an increase in maintenance events and per unit costs, and a revenue benefit recognized in the prior period. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above, where we describe the cargo expenses embedded within each financial statement line item.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$601,360	$65,930	$667,290	$382,380	$68,084	$450,464

Operating Expenses:
Aircraft Fuel	206,254	80	206,334	90,468	163	90,631
Salaries, Wages, and Benefits	138,436	40,140	178,576	98,615	31,200	129,815
Aircraft Rent	7,347	—	7,347	13,339	—	13,339
Maintenance	25,665	10,129	35,794	22,417	7,753	30,170
Sales and Marketing	23,336	—	23,336	16,402	—	16,402
Depreciation and Amortization	49,282	82	49,364	41,453	79	41,532
Ground Handling	24,828	10	24,838	19,654	—	19,654
Landing Fees and Airport Rent	32,386	322	32,708	29,228	378	29,606
Special Items, net	—	—	—	(54,018)	(18,401)	(72,419)
Other Operating, net	54,614	13,787	68,401	39,164	10,862	50,026
Total Operating Expenses	562,148	64,550	626,698	316,722	32,034	348,756
Operating Income	$39,212	$1,380	$40,592	$65,658	$36,050	$101,708

Adjustment for Special Items, net	—	—	—	(54,018)	(18,401)	(72,419)

Operating Income, Excluding Special Items, net	$39,212	$1,380	$40,592	$11,640	$17,649	$29,289

Operating Margin %, Excluding Special Items, net	7%	2%	6%	3%	26%	7%
Passenger. Passenger Operating Income decreased by $26,446 to $39,212 for the nine months ended September 30, 2022 from $65,658 for the nine months ended September 30, 2021. Operating Margin Percentage, Excluding Special Items, net increased by 4%, to 7%, from 3% over the same periods. The year-over-year decrease in Passenger Operating Income is primarily driven by the allocated payroll support received under the CARES Act during the first half of 2021, recognized within Special Items, net, as well as the increase in Aircraft Fuel Expense and Salaries, Wages, and Benefits. The increase in Operating Margin Percentage, Excluding Special Items, net was primarily driven by the year-over-year increases in revenue across all Passenger segment business lines, slightly offset by the increases in Aircraft Fuel Expense and Salaries,

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Wages, and Benefits. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income decreased by $34,670 to $1,380 for the nine months ended September 30, 2022, as compared to $36,050 for the nine months ended September 30, 2021. Operating Margin Percentage, Excluding Special Items, net decreased by 24%, to 2%, over the same periods. The decrease in Operating Income was primarily driven by the allocated payroll support received under the CARES Act during the first half of 2021, recognized within Special Items, net, a revenue benefit recognized in the prior period, a year-over-year increase in Salaries, Wages, and Benefits driven by the new CBA for our pilots that went into effect in the beginning of 2022, decreased block hours and departures driven by heavy maintenance events, and operational factors that reduced revenue. The year-over-year decrease in Operating Margin Percentage, Excluding Special Items, net is driven by the factors listed above, excluding the benefit recognized as a result of the allocated payroll support received under the CARES Act during the first half of 2021. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above, where we describe the cargo expenses embedded within each financial statement line item.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income and Adjusted EBITDA
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income, and Adjusted EBITDA are non-GAAP measures included as supplemental disclosure because we believe they are useful indicators of our operating performance. Derivations of Operating Income and net income are well recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income, and Adjusted EBITDA have limitations as analytical tools. Some of the limitations applicable to these measures include: Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income, and Adjusted EBITDA do not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income, and Adjusted EBITDA differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, the following non-GAAP measures should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to the possible differences in the method of calculation and in the items being adjusted.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

For the foregoing reasons, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income and Adjusted EBITDA have significant limitations which affect their use as indicators of our profitability. Accordingly, readers are cautioned not to place undue reliance on this information.
The following table presents the reconciliation of Operating Income to Adjusted Operating Income, and Adjusted Operating Income Margin for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$221,700	$173,663	$667,290	$450,464
Operating Income	15,391	21,321	40,592	101,708

Special Items, net (a)	—	(65)	—	(72,419)
Stock compensation expense	487	964	1,981	4,577
TRA expenses (b)	—	25	—	340
Adjusted Operating Income	$15,878	$22,245	$42,573	$34,206

Operating Income Margin	6.9%	12.3%	6.1%	22.6%
Adjusted Operating Income Margin	7.2%	12.8%	6.4%	7.6%
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted Net Income Reconciliation:
Net Income	$10,677	$13,379	$10,392	$82,334

Special Items, net (a)	—	(65)	—	(72,419)
Stock Compensation Expense	487	964	1,981	4,577
(Gain) Loss on Asset Transactions, net	(239)	2	(318)	2
Early pay-off of US Treasury loan	—	—	—	842
Loss on refinancing credit facility	—	—	1,557	382
Secondary Offering Costs	—	641	—	1,281
TRA expenses (b)	—	25	—	340
TRA adjustment (c)	(3,500)	(1,100)	5,000	(19,800)
Income tax effect of adjusting items, net (d)	(57)	(360)	(741)	14,949
Adjusted Net Income	$7,368	$13,486	$17,871	$12,488
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.
(c)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(d)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation:
Net Income	$10,677	$13,379	$10,392	$82,334
Special Items, net (a)	—	(65)	—	(72,419)
Stock Compensation Expense	487	964	1,981	4,577
(Gain) Loss on Asset Transactions, net	(239)	2	(318)	2
Secondary Offering Costs	—	641	—	1,281
TRA expenses (b)	—	25	—	340
TRA adjustment (c)	(3,500)	(1,100)	5,000	(19,800)
Interest Income	(1,610)	(28)	(2,166)	(52)
Interest Expense	7,493	6,286	23,097	19,487
Provision for Income Taxes	2,253	2,140	4,113	18,444
Depreciation and Amortization	17,181	14,710	49,364	41,532
Adjusted EBITDA	$32,742	$36,954	$91,463	$75,726
_________________________

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.
(c)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
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
We have excluded costs related to the cargo operations as these operations do not create ASMs. The cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended September 30,
	2022		2021
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$206,309	13.28	$152,342	9.83
Less:
Aircraft Fuel	64,843	4.17	36,647	2.37
Stock Compensation Expense	487	0.03	964	0.06
Special Items, net (a)	—	—	(65)	—
TRA expense (b)	—	—	25	—
Cargo expenses, not already adjusted above	23,569	1.52	15,544	1.00
Sun Country Vacations	193	0.01	176	0.01
Adjusted CASM	$117,217	7.55	$99,051	6.39

ASM (thousands)	1,553,483		1,549,432

	Nine Months Ended September 30,
	2022		2021
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$626,698	12.25	$348,756	7.98
Less:
Aircraft Fuel	206,334	4.03	90,631	2.07
Stock Compensation Expense	1,981	0.04	4,577	0.11
Special Items, net (a)	—	—	(72,419)	(1.66)
TRA expense (b)	—	—	340	0.01
Cargo expenses, not already adjusted above	64,007	1.25	48,923	1.12
Sun Country Vacations	810	0.02	563	0.01
Adjusted CASM	$353,566	6.91	$276,141	6.32

ASM (thousands)	5,114,134		4,368,972
________________________

(a)	The adjustments include Special Items, net, as presented in Note 12 of the Company's Condensed Consolidated Financial Statements.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 11 of the Company’s Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
The airline business is capital intensive. Our ability to successfully execute our business strategy is largely dependent on the continued availability of capital with attractive terms and maintaining sufficient liquidity. We have historically funded our operations and capital expenditures primarily through cash from operations, proceeds from stockholders’ capital contributions, the issuance of promissory notes, and debt financing.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Our primary sources of liquidity as of September 30, 2022 included our existing cash and cash equivalents of $131,912 and short-term investments of $135,170, our expected cash generated from operations, and the $24,650 of available funds from the Revolving Credit Facility as of September 30, 2022. In addition, we had restricted cash of $14,163 as of September 30, 2022, which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, debt repayments, working capital requirements, and other general corporate purposes. Our single largest capital expenditure requirement relates to the acquisition of aircraft, which we have historically acquired through operating leases, finance leases, and debt. Our management team retains broad discretion to allocate liquidity.
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
Aircraft – As of September 30, 2022, we operated a fleet of 54 Boeing 737-NG aircraft. This includes 42 aircraft in the passenger fleet and 12 cargo operated aircraft through the ATSA. We may finance additional aircraft through debt financing or finance leases based on market conditions, our prevailing level of liquidity and capital market availability. We may also enter into new operating leases on an opportunistic basis. For more information on our fleet, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of September 30, 2022, we had $30,925 of total Lessor Maintenance Deposits.
Investments - The Company invests its cash and cash equivalents in highly liquid securities with strong credit ratings. As of September 30, 2022, the Company held $128,569 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
CARES Act - During 2021, we received grants totaling $71,587 from the Treasury under PSP2 and PSP3. We also received a CARES Act Loan of $45,000 in October 2020, which was repaid in full on March 24, 2021 using proceeds from the IPO.
In accordance with the $71,587 of grants received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements. The provisions related to the requirement that certain levels of commercial air service be maintained, if ordered by the DOT, and the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends, have lapsed as of the date of this filing. Restrictions on the payment of certain executive

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

compensation continue through April 1, 2023. We were in compliance with the CARES Act provisions as of September 30, 2022. For more information on the CARES Act provisions, see Note 3 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Credit Facilities - The Company uses its Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. On February 10, 2021, we entered into a Credit Agreement which includes a $25,000 Revolving Credit Facility and a $90,000 DDTL. The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with this covenant as of September 30, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. The Company repaid the outstanding balance for the DDTL in full in March 2022 using proceeds it received from the 2022-1 EETC. No amounts under the DDTL are available to the Company as of September 30, 2022. As of September 30, 2022, the Company had $24,650 of the $25,000 Revolving Credit Facility available and no balance drawn.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance, aircraft. In December 2019, we issued the 2019-1 EETC, for the purpose of financing or refinancing 13 used aircraft.
In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The 2022-1 EETC is secured by a lien on the financed or refinanced aircraft and is cross collateralized by the other aircraft financed through the issuance. Total appraised value of the aircraft and engines financed by the 2022-1 EETC was approximately $259,688 as of the original date of the agreement.
For more information on our credit facilities or debt, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
The table below presents the major indicators of financial condition and liquidity:

	September 30, 2022	December 31, 2021
Cash and Cash Equivalents	$131,912	$309,338
Available-for-Sale Securities	128,569	—
Amount Available Under Revolving Credit Facility	24,650	25,000
Total Liquidity	$285,131	$334,338

	September 30, 2022	December 31, 2021
Total Debt	$370,197	$277,426
Finance Lease Obligations	255,128	192,155
Operating Lease Obligations	27,789	76,041
Total Debt and Lease Obligations	653,114	545,622
Stockholders' Equity	508,005	490,589
Total Invested Capital	$1,161,119	$1,036,211

Debt-to-Capital	0.56	0.53

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Nine Months Ended September 30,
	2022	2021
Total Operating Activities	$71,671	$116,358
Investing Activities:
Purchases of Property & Equipment	(177,658)	(118,016)
Proceeds from the Sale Property & Equipment	777	—
Proceeds from Insurance Settlements	8,865	—
Purchases of Investments	(130,529)	(1,436)
Proceeds from the Sale of Investments	935	1,062
Total Investing Activities	(297,610)	(118,390)

Financing Activities:
Cash Received from Stock Offering, net	—	227,188
Proceeds from Stock Option and Warrant Exercises, net	1,625	2,407
Proceeds from Borrowings	188,277	80,500
Repayment of Finance Lease Obligations	(37,842)	(9,113)
Repayment of Borrowings	(95,305)	(75,728)
Debt Issuance Costs	(2,526)	(2,560)
Total Financing Activities	54,229	222,694

Net (Decrease) Increase in Cash	$(171,710)	$220,662
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the nine months ended September 30, 2022 provided $71,671, as compared to providing $116,358 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, our Net Income was $10,392 and $82,334, respectively. Net Income in 2021 benefited from $71,587 in grants received under the CARES Act.
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
Fuel. Fuel expense represented approximately 33% and 26% of our total operating expense for the nine months ended September 30, 2022 and 2021, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption increased by 20% during the nine months ended September 30, 2022 compared to prior year, consistent with increased passengers as the impact

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

of the pandemic subsides. Additionally, the cost per gallon increased by 83% year-over-year. We expect a trend of higher year-over-year fuel costs per gallon to continue for the remainder of 2022 due to current market conditions, further exacerbated by global geopolitical events.
CARES Act. During the nine months ended September 30, 2022 we did not receive any funding from the CARES Act. During the nine months ended September 30, 2021, we received $71,587 in CARES Act grants and $848 in employee retention tax credits.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $177,658 and $118,016 for the nine months ended September 30, 2022 and 2021, respectively. Our capital expenditures during the nine months ended September 30, 2022 primarily included the purchase of five incremental aircraft, two aircraft off operating leases, five spare engines, prepayment of $8,781 towards a flight simulator, and other miscellaneous projects. The final installment on the flight simulator will be remitted to the seller upon receipt and installation. The purchases of the aircraft previously under finance leases were recorded as a non-cash investing activities. Our capital expenditures during the nine months ended September 30, 2021 were primarily related to the purchases of seven aircraft, six of which were existing aircraft previously under operating leases.
Investments. During 2022, the Company purchased $130,529 of investments. Primarily all of these purchases were debt securities, which are classified as Current Assets because of their highly liquid nature and availability to be converted into cash to fund current operations.
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
Finance Leases. Our repayments of finance lease obligations were $37,842 and $9,113 for the nine months ended September 30, 2022 and 2021, respectively. During 2022, the Company exercised the purchase options on two finance leases using proceeds from the issuance of the 2022-1 EETC. The resulting cash outflows are recorded as payments for finance lease obligations. There were no similar transactions during the nine months ended September 30, 2021.
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
During the second quarter of 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The best estimate of this event was recorded as of the second quarter and had no financial impact on the Company's Condensed Consolidated Statement of Operations. The estimate will be revised when additional information becomes available or when the contingency is finalized. The Company does not believe the finalization of the contingency will have a material effect on the Company's Condensed Consolidated Results of Operations.
During the nine months ended September 30, 2022, the Company executed an agreement to purchase a flight simulator at a total purchase price of $9,745. To date, $8,781 has been remitted to the seller. The remaining purchase price will be remitted to the seller upon receipt and installation of the simulator. Payments for the simulator are accounted for within Property & Equipment on the Condensed Consolidated Balance Sheets as of September 30, 2022.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at September 30, 2022. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the fourth quarter of 2022, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $175 excluding reimbursed cargo fuel.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the Revolving Credit Facility, totaling $25,000 in principal capacity. During the first quarter, we repaid the outstanding balance of the DDTL using proceeds from the 2022-1 EETC, which terminated the DDTL. We are unable to draw any additional amounts from the DDTL and no longer face any exposure to market risk on this portion of our Credit Facilities. Assuming the Revolving Credit Facility is fully drawn, a 100 basis point increase in interest rates would result in a corresponding increase in interest expense of approximately $250 annually.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $128,569 as of September 30, 2022. These investments are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and

SUN COUNTRY AIRLINES HOLDINGS, INC

15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Management as appropriate to allow timely decisions regarding required disclosure. In light of this fact, Management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Quarterly Report on Form 10-Q as of June 30, 2022, that Management identified a material weakness in internal control over financial reporting. Specifically, Management's controls over the accounting for complex, non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.

This control deficiency did not result in a material misstatement of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q or our prior period consolidated annual or interim financial statements. However, the control deficiency created a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, Management has concluded that this control deficiency constituted a material weakness.

Remediation Plan

Management has begun supplementing the system of internal control over financial reporting with the following actions:

•Hired a technical accounting specialist after the material weakness occurred;

•Provided additional training on how to utilize external technical accounting research resources;

•Engaging third-party specialists, as necessary, to review Management’s conclusions on the accounting for non-routine transactions involving the application of complex accounting standards; and

•Continuing to review and make necessary changes to the overall design of our risk assessment and review controls over accounting for complex, non-routine transactions, including lease-related transactions.

We have made progress in accordance with our remediation plan; however, the material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, as we continue to evaluate and work to improve our internal control over financial reporting, Management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate the material weakness identified above, nor can we be certain that additional actions will not be required and what the costs of any such additional actions may be. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

SUN COUNTRY AIRLINES HOLDINGS, INC

Changes in Internal Control Over Financial Reporting

Other than the changes made as part of the remediation plan described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Ownership of Our Common Stock

As previously disclosed, we have identified a material weakness in our internal control over financial reporting and, if we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As disclosed in Part I, Item 4, “Controls and Procedures,” we have previously disclosed the identification of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency described below created a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, Management has concluded that this control deficiency constituted a material weakness as of June 30, 2022. Specifically, Management's controls over the accounting for complex, non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.

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

SUN COUNTRY AIRLINES HOLDINGS, INC

maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

As described in Part 1, Item 4, Management began supplementing the system of internal control over financial reporting to address the material weakness. Such remediation measures may require additional time and resources and there is no assurance that these initiatives will ultimately have the intended effects. As Management continues to evaluate and work to improve our internal control over financial reporting, Management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weakness, nor can we be certain that additional actions will not be required and what costs of any such additional actions may be. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts nor that additional material weaknesses will not arise in the future or that Management has identified all material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. Any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)Exhibits

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022

SUN COUNTRY AIRLINES HOLDINGS, INC

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022

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

November 2, 2022