Form 10-K
period 2022-12-31
Sun Country Airlines Holdings, Inc.
filed 2023-02-15
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐
		Smaller reporting company	☐	Emerging growth company	☑
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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $602 million.
Number of shares outstanding by each class of common stock, as of December 31, 2022:
Common Stock, $0.01 par value 57,325,238 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

GLOSSARY OF TERMS
Set forth below is a glossary of certain terms used in this annual report on Form 10-K (this “Annual Report”):
“Acquisition Date” means April 11, 2018, the date that certain investment funds managed by affiliates of Apollo (the “Apollo Funds”) acquired Sun Country, Inc.
“Adjusted CASM” means CASM excluding fuel costs, costs related to our cargo operations, stock-based compensation, certain commissions and other costs of selling our vacations product and excluding special items, income tax receivable expenses and other adjustments, as defined for the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. When Adjusted CASM is referenced or presented for other airlines, it has been adjusted to our average stage length for the period presented.
“Aircraft miles” means miles flown by all of our aircraft, measured by summing up the miles for each completed flight segment.
“Air traffic liability” means the value of tickets sold in advance of travel.
“ALPA” means the Air Line Pilots Association, the union representing our pilots.
“Amazon” means Amazon.com Services, LLC, together with its affiliates.
“Ancillary revenue” consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales.
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
“CASM” or “unit costs” is Cost per Available Seat Mile and is calculated using total operating expenses divided by total ASMs.

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
"CODM" means Chief Operating Decision Maker.
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
“Freighters” include the aircraft operated under the ATSA, which are configured exclusively for cargo operations.
“GDS” means a Global Distribution System such as Amadeus, Sabre and Travelport, used by travel agencies and corporations to purchase tickets on participating airlines.
“GHG” means greenhouse gasses.
“IATA” means the International Air Transport Association.
“IBT” means the International Brotherhood of Teamsters, the union representing our flight attendants.
"Interline activity" refers to a connection between two different carriers participating in an interline agreement.
“KOA” means Kona International Airport.
“LAX” means Los Angeles International Airport.
“LCC” means low-cost carrier and includes JetBlue Airways, Southwest Airlines and Alaska Airlines.
"Legacy Network Airlines" includes Delta Airlines, American Airlines, United Airlines and Hawaiian Airlines.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to the items discussed under “Risk Factors” in this Annual Report. These forward-looking statements are based on assumptions and subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. This Annual Report and the documents filed as exhibits hereto should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF PRINCIPAL RISK FACTORS
Our business is subject to a number of risks and uncertainties that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business. These risks are more fully described in Part I, Item 1A of this Annual Report.
–The COVID-19 virus and its effects, including variants, travel restrictions, social distancing measures and decreased demand for air travel.
–Changes in economic conditions, including inflationary pressures.
–The price and availability of aircraft fuel and our ability to control other costs.
–Threatened or actual terrorist attacks or security concerns, including the unauthorized use, incursion or breach of our information technology and other cybersecurity risks.
–The ability to operate in an exceedingly competitive industry.
–Factors beyond our control, including air traffic congestion, adverse weather, federal government shutdowns, aircraft-type groundings, increased security measures or outbreaks of disease.
–Any restrictions on or increased taxes applicable to charges for ancillary products and services.
–The concentration of our business in the Minneapolis-St. Paul market and the concentration of our cargo business with Amazon.
–Risks associated with our presence in international markets.
–Changes in applicable laws and regulations, including regulation to reduce emissions of greenhouse gases.
–Labor shortages and our ability to attract and retain qualified personnel, including but not limited to, pilots and technicians, at a reasonable cost or maintain our company culture.
–Our reliance on our and third-party technology and systems.
–Increases in insurance costs or reductions in insurance coverage.

Unless otherwise indicated or the context otherwise requires, all dollars are stated in thousands within this Annual Report.
PART I
Item 1. Business
Overview
Sun Country Airlines is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and visiting friends and relatives ("VFR") passengers, charter customers, and providing crew, maintenance and insurance ("CMI") service to amazon.com Services, Inc. (together with its affiliates, "Amazon"), with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our scheduled service, charter and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.
As of December 31, 2022, we operated a fleet of 54 Boeing 737-NG aircraft. This includes 42 aircraft in the passenger fleet and 12 cargo operated aircraft through the Air Transportation Services Agreement ("ATSA") with Amazon. This fleet is managed through our two reportable segments: Passenger, which includes both Scheduled Service and Charter, and Cargo.
Our Unique Business Model
Scheduled Service. Our scheduled service business combines low costs with a high-quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than ultra low-cost carriers ("ULCCs", which include Allegiant Travel Company, Frontier Airlines and Spirit Airlines) while maintaining lower Adjusted Cost per Available Seat Mile (“CASM”) than low-cost carriers ("LCCs", which include Southwest Airlines and JetBlue Airways), resulting in best-in-class unit profitability. We fly a single-family fleet of Boeing 737-NG aircraft, which allows us to maintain a cost base comparable to these ULCCs. However, we offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. Our product includes generous legroom, complimentary beverages, in-flight entertainment, and in-seat power. The combination of our agile peak demand network with our elevated consumer product allows us to generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs.
We provide low-fare passenger airline service primarily to leisure and VFR travelers. Our low fares are designed to stimulate demand from price-sensitive travelers seeking a superior product to ULCCs. For the years ended December 31, 2022, 2021 and 2020, our number of scheduled service passengers were approximately 3.6 million, 2.7 million, and 1.7 million, respectively. For the years ended December 31, 2022, 2021 and 2020 our average base fare was approximately $121.80, $102.21, and $114.96, respectively. Passengers and fares were both impacted dramatically by the COVID-19 pandemic in the years ended December 31, 2021 and 2020.
Our scheduled service business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), and point-to-point service. Sources of our ancillary revenue include air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales. Part of our strategy has been to reduce base fares to stimulate demand while increasing ancillary revenue per passenger, which we believe offers passengers more choice and correspondingly, more ancillary revenue. Our on-board sales are also designed to enhance the customer experience, including local passenger favorite brands of beer, wine and spirits. For the years ended December 31, 2022, 2021 and 2020, our average ancillary revenue per passenger was approximately $53.49, $42.89, and $40.53, respectively.

We also earn revenue from our Sun Country Vacations ("SCV") products, including commissions from the sale of third-party hotel rooms and rental cars. Our SCV products facilitate booking a flight and land package at a discounted price for our customers. We offer vacation products to promote “one stop shopping.” Our other revenue also includes revenue from the transportation of mail and our co-branded credit card.
We also offer interline connectivity with international and domestic airlines. In mid-2019, prior to our transition to Navitaire, we offered interline connectivity with six carriers. We have reestablished interline connectivity in our Navitaire booking system and have identified additional opportunities to grow our interline connectivity.
2022 Scheduled Service Route Map
Scheduled Service Route Network. As Minnesota’s hometown airline, a substantial portion of our business is serving markets originating or ending in Minneapolis – St. Paul International Airport ("MSP"). Our MSP network served approximately 73 markets in 2022. In 2021 and 2020, we served 67 and 51 markets from MSP, respectively, in spite of the COVID-19 downturn. We have a leading position at Terminal 2 in MSP, which is preferred by many flyers because of its smaller layout, shorter security wait times, close parking relative to check-in and full suite of retail shops. We are the largest low-cost airline at MSP, with significant opportunity to continue to grow both seat share and destinations.
Non-MSP service is an increasingly significant portion of our business, having grown from eight non-MSP markets in 2017 to 29 in 2022. We expect to continue to identify large demand markets where other airlines have been unable to respond to market needs during periods of seasonal demand. We have a successful history of opening and closing stations to meet seasonal demand. Since the start of 2019, we have launched 99 new markets, 36 of which we have subsequently closed. As part of the on-going assessment of market opportunities, we continue to identify future growth opportunities, primarily from Midwest locations to warm weather leisure destinations and large markets with fragmented and seasonal demand peaks.
Landline offers convenient airport shuttle service for Sun Country passengers to MSP from five locations throughout Minnesota, Wisconsin and North Dakota. This is an update from four locations in Minnesota as of the end of 2022.
Charter. Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy both because it provides inherent diversification and downside demand protection, as well as it being synergistic with our other businesses. This allows for the most profitable use of the aircraft, either scheduled or charter, to be selected. Charter ASMs are highest in fall months when scheduled service operations are less favorable. Our air carrier operating certificate, labor agreements and operating capabilities allow us to fly to numerous destinations worldwide, which we believe is a benefit to our charter service.
Our charter business has several favorable characteristics, including large repeat customers, more stable demand than scheduled service flying and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the U.S. Department of Defense ("DoD"), collegiate sports teams and professional sports teams. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass-through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the DoD and sports teams still fly during normal economic downturns, and our casino contracts are long-term in nature.
We have identified several growth opportunities across potential sports teams and leagues, third party charter brokers, Very-Important-Peoples ("VIP"), government, and leisure contracts. For example, we started regularly scheduled VIP charter service between Los Angeles International Airport ("LAX") and Kona International Airport ("KOA") with an all first-class configuration. In October 2021, we signed a five-year agreement to provide charter service to all Major League Soccer ("MLS") teams. MLS features 29 clubs throughout the United States and Canada, in addition to future expansion teams. We are a leading charter airline for collegiate sports including the National Collegiate Athletic Association (“NCAA”) Championships, as well as individual team travel. In March 2022, we began to provide charter service to Caesars Entertainment, Inc. This agreement restarts a relationship between the two organizations that ended in late 2020. Additionally, we have longstanding relationships with our charter customers who continue to rely on us as their trusted charter provider.
Cargo. On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and we are flying 12 Boeing 737-800 cargo aircraft for Amazon. Our cargo service performed under the ATSA serves destinations on Amazon’s network. Our cargo business also enables us to leverage certain assets, capabilities and fixed costs to enhance profitability and promote growth across our company. For example, we believe that by deploying pilots across each of our business lines, we increase the efficiency of our operations. To the extent we can optimize flight crew on freighters with overlapping scheduled or charter service, we attempt to capture those synergies as well, though they are not core to that line of business. However, like the charter and scheduled service business, aircraft and crew utilization can be maximized by filling in cargo service in periods when scheduled service flying is less profitable.
Our CMI service is asset-light from a Sun Country perspective, as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our scheduled service and charter businesses. The ATSA has generated consistent, positive cash flows, including during the COVID-19 induced downturn. The ATSA offers potential future growth opportunities by establishing a long-term partnership with Amazon.
The ATSA is a six-year contract and includes two, two-year extensions exercisable at Amazon’s option, providing for a total term of ten years if both extension options are exercised. The option to renew the ATSA for two additional two-year terms is at Amazon’s sole discretion, subject to Amazon providing Sun Country with at least 180 days’ prior written notice before the expiration of the then-current term. The ATSA has annual rate escalations, so rate increases occurred on December 13, 2022, 2021, and 2020.
COVID-19 Induced Downturn
The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. We experienced a significant decrease in demand related to the COVID-19 pandemic, which caused a material decline in our results for the full year 2021 and 2020, as well as first quarter of 2022, as compared to pre-pandemic levels, and negatively impacted our financial condition and operating results. During 2022, we experienced an increase in demand for passenger service as a result of the recovery from the COVID-19 pandemic. Due to the return in demand, operating results and financial conditions in 2022 may not be fully comparable to the previous periods presented in this Annual Report.
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
Agile Peak Demand Scheduling Strategy. We flex our capacity by day of the week, month of the year and line of business to capture what we believe are the most profitable flying opportunities available from both our MSP home market and our network of non-MSP markets. As a result, our route network varies widely throughout the year. Our agile peak demand strategy allows us to generate higher TRASM by focusing on days with stronger demand. Our flying continued to be more seasonal in 2022, as only 3% of our total scheduled service routes were for daily year-round routes to three locations.
The following charts demonstrate that our schedule is highly variable by day of the week and month of the year.

Seasonal Demand Dictates Monthly Schedule	Day-of-Week Capacity Determined by Demand Patterns (1)
Monthly Seats as a % of March 2022	(% of Peak Day ASMs)	(TRASM)

(1)	Based on FY2022 data
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

Tactical Mid-Life Fleet with Flexible Operations. We maintain low aircraft ownership costs by acquiring mid-life Boeing 737-800 aircraft, which have lower acquisition costs when compared to new Boeing 737 aircraft, that more than offsets their higher ongoing maintenance and repair costs. Lower ownership costs allow us to maintain lower unit costs at lower levels of utilization. This allows us to concentrate our flying during periods of peak demand, which generates higher TRASM and also allows us to park aircraft during periods of low demand, at a lower cost than other airlines. In 2022, we flew our aircraft an average of 7.2 hours per day, which is the lowest among ULCCs, other than Allegiant Travel Company, which operates a similar low utilization model but serves smaller markets. In addition to the benefits of lower all-in ownership costs, we do not have an aircraft order book because we only purchase mid-life aircraft. As a result, unlike many other airlines, we are not locked into large future capital expenditures. Rather, we have the ability to opportunistically take advantage of aircraft prices with purchases at the time of our choosing. Our single-family aircraft fleet also has operational and cost advantages, such as allowing for optimization of crew scheduling and training and lower maintenance costs. Our fleet is highly reliable, and we have a demonstrated ability to maintain our high completion factor during harsh weather conditions. For more information on our operational performance and comparisons to our competitors, see "Operational Performance" included within Part I, Item 1, "Business".
Superior Low-Cost Product and Brand. We have invested in numerous projects to create a well-regarded product and brand that we believe is superior to ULCCs while maintaining lower fares than LCCs and larger full-service carriers. Some of the reasons that we believe we have a superior brand to ULCCs include:
•Our Cabin Experience. All of our 737-800 aircraft have new state-of-the-art seats that comfortably recline and have full size tray tables. Our seats have an average pitch of approximately 31 inches, giving our customers comparable legroom to Southwest Airlines and greater legroom than all ULCCs in the United States. We also provide seat-back power, complimentary in-flight entertainment and free beverages to improve the overall flying experience for our customers.
•Our Digital Experience. Our website, suncountry.com, was relaunched in 2019. The site redesign improved our overall booking experience resulting in higher booking flow entry rates, ancillary product take rates, and conversion rates. Our website was designed with the latest mobile design principles, resulting in a significant increase in usability on mobile devices. Our improved booking experience on suncountry.com has driven an increase in direct bookings, reducing distribution costs and driving higher ancillary revenue. In 2022 the percentage of bookings made on suncountry.com was 71%, an increase of 21 percentage points versus 2018. In addition, we have improved the check-in experience for customers by providing access to web-check in across the system and access to kiosks in our main hub location of MSP. These tools increase the chances that the passenger can skip the check-in counter, which we believe improves our customers’ experience while also reducing costs.
Competitive Low Cost Structure. Our CASM increased from 8.91 cents for the year ended December 31, 2020 to 12.39 cents for the year ended December 31, 2022. Our Adjusted CASM decreased from 7.57 cents for the year ended December 31, 2020 to 7.04 cents for the year ended December 31, 2022. CASM includes all operating costs incurred by the Company, whereas Adjusted CASM excludes certain costs including: fuel costs, costs related to our cargo operations, stock-based compensation, certain commissions and other costs of selling our vacations product and excluding special items, income tax receivable expenses and other adjustments. For more information on the Company's non-U.S. generally accepted accounting principles ("GAAP") measures and related adjustments, see the Non-GAAP Financial Measures included within Part II, Item. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. Our completed and ongoing cost savings efforts include conversion to a focus on owning (versus leasing) aircraft, renegotiation of our component maintenance agreement, fuel savings initiatives, catering cost reductions, renegotiation of distribution contracts, consolidation of staff at headquarters on airport property and various other initiatives. Our CASM and Adjusted CASM for the years ended December 31, 2021 and 2020 were adversely impacted due to the COVID-19 pandemic. While Adjusted CASM for all U.S. airlines increased in 2020 as a result of the COVID-19 induced downturn, we believe that our business model and strategy positions us well to maintain and improve our Adjusted CASM in the future, while maintaining lower utilization rates than many other U.S. passenger airlines.
Strong Position in Our Profitable MSP Home Market. We have been based in the Minneapolis-St. Paul area since our founding 40 years ago, where our brand is well-known and well-liked. We are the largest ULCC operating at MSP, which is our largest base, and the second largest airline at MSP after Delta Air Lines. We have been focused on developing our network at MSP and have grown our nonstop destinations from MSP by over 40% since 2019. Moreover, we have seen our share of MSP-origin customers improving over the past 3 years, including the COVID-19 pandemic. We fly out of Terminal 2, which we believe is preferred by many flyers because of its smaller layout, shorter security wait times, close parking relative to check-in and full suite of retail shops. As of December 31, 2022, we have access to eight of the 14 gates in Terminal 2. As a result of our focus on flying during seasonal peak periods, our well-regarded brand and product and our strong position in Minneapolis, we have historically enjoyed a TRASM premium to other leisure airlines at MSP.
Seasoned Management Team. Our Chief Executive Officer, Jude Bricker, joined Sun Country Airlines in July 2017 and has over 18 years of experience in the aviation industry, including serving as the Chief Operating Officer of Allegiant Travel Company from 2016 to 2017. Our President and Chief Financial Officer, Dave Davis, joined Sun Country in April 2018 and has over 24 years of experience in the aviation industry, including previously serving as the Chief Financial Officer at Northwest Airlines and US Airways. Other members of our management team have worked at airlines such as Alaska Airlines, American Airlines, Delta Air Lines, Northwest Airlines, United Airlines and US Airways.
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
The principal competitors for our cargo business include ATSG, Southern Air, and Hawaiian Airlines. Our on-time arrival performance for our cargo business since starting operations in May 2020, together with our operational capabilities, give us a stable position with our customer, Amazon.
Our principal competitive advantages are our diversified and resilient business model, our agile peak demand scheduling strategy, our tactical mid-life fleet with flexible operations, our superior low-cost product and brand, our competitive low-cost structure, our strong position in our profitable MSP home market and our seasoned management team. We also believe the association of our brand with a high level of operational performance differentiates us from our competitors and enables us to generate greater customer loyalty. For more information on our operational performance and comparisons to our competitors, see "Operational Performance" included within Part I, Item 1, "Business".
Our cost initiatives, which began in 2018, have yielded significant improvements in CASM. As a result of these improvements and our flexibility to serve seasonal and year-round markets, we believe we are better positioned to offer a schedule tailored to properly serve periods of peak demand than our peers. The majority of our competitors maintain higher utilization to keep their unit costs low, which makes it difficult for them to serve markets on a highly seasonal or day-of-week basis. As such, we believe our low Adjusted CASM coupled with relatively low utilization is a competitive advantage.
Our ability to maintain low unit costs at low utilization provides us with a competitive advantage to execute our agile peak demand network planning structure. Our peak demand strategy allows us to move into new markets quickly during periods when demand is maximized and there is less competitive pricing pressure.
See also “Risk Factors - Risks Related to Our Industry - The airline industry is exceedingly competitive, and we compete against new entrants, LCCS, ULCCs, legacy network airlines and cargo carriers; if we are not able to compete successfully in our markets, our business will be materially adversely affected.”

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
Distribution
We sell our scheduled service flights through direct and indirect distribution channels with the goal of selling in the most efficient way across our customer base. Our direct distribution channels include our website and call center, and indirect distribution channels include third parties, such as travel agents and Online Travel Agents ("OTAs") (e.g., Priceline and websites owned by Expedia, including Orbitz and Travelocity).
Our direct distribution channels are our lowest cost methods of distributing our product. In addition, they provide more opportunities to sell ancillary products and services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales. With our Navitaire-based reservation system and enhanced website, we have experienced a significant increase in the proportion of our bookings that are sold through direct channels. Sales through direct channels for the years ended December 31, 2022, 2021 and 2020 were 73%, 75%, and 71%, respectively.
Indirect distribution channels remain important outlets to sell our flights. Our movement in and out of markets where we may not have an established brand presence, is facilitated by the availability of our inventory through Global Distribution System ("GDS") companies (e.g., Amadeus, Sabre and Travelport). We also generate sales through OTAs, which also broadens our ability to sell in highly seasonal markets. Sales through these relatively higher cost indirect channels for the years ended December 31, 2022, 2021 and 2020 were 27%, 25%, and 29%, respectively.
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

Loyalty Program
Our Sun Country Rewards frequent flyer program rewards and encourages scheduled service customer loyalty and we believe it is well tailored to serving the leisure passenger. Points earned are treated like currency and can be applied towards the purchase of all or a portion of our air travel tickets. This makes our program more valuable to leisure customers who travel less frequently and would have difficultly accumulating enough points to get discounted travel on other airlines. The Sun Country Airlines co-branded credit card is the primary vehicle whereby customers earn points and our frequent flyer program is geared specifically towards supporting adoption and continued use of the credit card. Sun Country Rewards offers award travel on every flight without blackout dates. Points expire 36 months after the date they were earned, except those points held by Sun Country co-branded cardholders do not expire so long as the holder maintains the card as active. Rewards are not available to charter or cargo customers.
Customers
We believe our customers are primarily leisure and VFR travelers who are paying for their own ticket and who make their purchase decision based largely on price. These customers respond well to demand stimulation based on low base fares. Our network is agile and is adjusted for seasonal demand shifts. In the winter months, we largely focus on taking customers to warm weather destinations in the southern United States, Mexico, Central America and the Caribbean. In the other times of the year, we focus on VFR travelers to major markets and also provide service in markets where leisure or price sensitive customer demand is strong.
We believe our product appeals to price-sensitive customers because we give them the choice to pay only for the products and services they want. Overall, our business model is designed to deliver what we believe our customers want: low fares and a high-quality flight experience.
We complement our core business with charter operations. A significant portion of our charter business consists of repeat customers with whom we have long-term relationships, including several large casinos, college and professional sports teams. We have the ability to tailor our schedule to the specific needs of our charter customers, providing reliable operations, high completion factor and reasonable pricing for these customers.
Our cargo business is dedicated to our customer, Amazon. We believe we are well-positioned to continue growing our cargo business over time with Amazon, while continuing to leverage ourselves to Amazon and potentially new customers.
Operational Performance
We are committed to delivering excellent operational performance, even in extreme weather conditions, which we believe supports our “peak demand,” leisure-focused business model and will strengthen customer loyalty and attract new customers. This focus also strengthens our relationship with our cargo customer, Amazon, who has incentives and disincentives for performance in the ATSA. Our operational performance is enabled by our capable and dedicated workforce in maintenance, ground, flight crew and system operations, as well as our highly capable fleet of 737-NG aircraft, which are equipped to operate in adverse weather conditions worldwide. Our primary operational metric is completion factor because most of our markets are operated less than daily. Our completion factor, including the adverse impact of weather, was 98.8%, 99.4% and 96.8% for the years ended December 31, 2022, 2021 and 2020, respectively. Our completion factor compares favorably to our competitors, with Sun Country leading among key competitor airlines as indicated below for the year ended December 31, 2022.

Aircraft Fuel
Aircraft fuel is one of our largest individual expenses, representing approximately 32%, 25% and 22% of our total operating costs for the years ended December 31, 2022, 2021 and 2020, respectively. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our historical fuel consumption and costs were as follows:

	Year Ended December 31,
	2022	2021	2020
Fuel Gallons Consumed (in thousands)	71,690	60,739	43,844
Fuel cost per gallon, excluding derivatives and other items	$3.75	$2.19	$1.58
Gallons consumed includes scheduled service and charter operations, but does not include cargo. Average price per gallon includes related fuel fees and taxes but excludes fuel-hedging gains and losses.
From time-to-time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, but such contracts may not fully protect us from all related risks. The intention of our fuel hedging program is not to manage earnings, but rather to protect our liquidity. As of December 31, 2022, we had no fuel hedges in place, since the last of them matured in September 2021. In general, our charter operations and the ATSA have pass-through provisions for fuel costs, and as such we do not hedge our fuel requirements for that portion of our business. Our hedges in place at the end of 2020 consisted of collars and call options, and the underlying commodities consisted of both Gulf Coast Jet Fuel contracts as well as West Texas Intermediate Crude Oil contracts. As of December 31, 2022, we had no outstanding fuel derivative contracts and, at this time, we have no plans to hedge fuel going forward.
Technical Operations: Maintenance, Repairs and Overhaul
We have an U.S. Federal Aviation Administration ("FAA") mandated and approved maintenance program, which is administered by an experienced group of Technical Operations leaders. All of our technicians are two-licensed Airframe and Powerplant and undergo extensive initial and recurrent training. Aircraft maintenance and repair consists of routine and non-routine maintenance. Work performed is divided into three general categories: line maintenance, heavy maintenance, and component maintenance.

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
We outsource component maintenance. Component maintenance consists of the ongoing and routine maintenance of aircraft components that are line replaceable units. These contracts cover the majority of our aircraft component inventory acquisition, replacement and repairs, thereby reducing the need to carry extensive spare parts inventory.
Human Capital
As of December 31, 2022, we had 2,510 employees.
FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Technicians, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations.
As of December 31, 2022, approximately 53% of our employees were represented by labor unions under collective-bargaining agreements as set forth in the table below. Our pilots are represented by Air Line Pilots Association ("ALPA"), our flight attendants are represented by International Brotherhood of Teamsters ("IBT"), our dispatchers are represented by The Transport Workers Union of America ("TWU"), and our technicians are represented by Aircraft Mechanics Fraternal Association ("AMFA"). AMFA organized our mechanics in 2022 and negotiations for an initial collective bargaining agreement with our technicians and related craft employees began in October of 2022 and negotiations are ongoing. Our collective bargaining agreement with our pilots was ratified on December 21, 2021 and is amendable on December 31, 2025. Our collective bargaining agreement with our flight attendants became amendable on December 31, 2019. We entered into negotiations in November 2019. Negotiations were paused by mutual consent in March 2020 due to the COVID-19 pandemic. We restarted negotiations with our flight attendants in October of 2021 and negotiations are ongoing. Our dispatchers ratified a new collective bargaining agreement in December 2019, which is amendable on November 30, 2024.

As of December 31, 2022, the status of the collective-bargaining agreements for our employees was as follows:

Employee Group	Number of Employees (1)	Representative	Status of Agreement/Amendable Date
Pilots	571	Air Line Pilots Association (ALPA)	Amendable in December 2025
Flight Attendants	547	International Brotherhood of Teamsters (IBT)	Currently amendable (commenced as of December 2019)
Dispatchers	32	Transport Workers Union (TWU)	Amendable in November 2024
Technicians and related craft employees	177	Aircraft Mechanics Fraternal Association (AMFA)	New contract in negotiations
__________________________

(1)
Not included within the table are our fleet service employees (cargo, commissary/catering, ramp agents and bag room agents), who on January 4, 2023, elected to be represented by the IBT. Negotiations have not yet begun for a new collective bargaining agreement with our fleet service employees.

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
Safety and Security
Sun Country Airlines’ number one priority is the safety and security of our employees and customers. Our expectation is to operate at the highest level of safety compliance and our actions are guided by our procedures and policies without exception.
Training employees to proper standards and providing them with the tools and equipment required to perform their jobs in a safe and efficient manner is essential to our operation. We seek employee feedback by conducting annual safety culture surveys. This feedback helps identify areas of improvement and is used to develop and implement corrective action plans.
Sun Country Airlines learns from industry best practices by participation in collaborative inter-airline safety sharing programs and the FAA Aviation Safety Information Analysis and Sharing System ("ASIAS"), a central conduit for the exchange of industry safety information.
Sun Country’s leadership is committed to promoting safety and security through program investments including:
•Flight Operations Quality Assurance ("FOQA"), a structured program to gather and aggregate electronically recorded flight operations data for the purpose of identifying areas where safety, efficiency and training can be improved

•CEFA animation software which creates 3D flight video simulations using our data to enhance pilot training
•Investing in new state of the art training devices, such as a new simulator to enhance pilot training
•Line Operations Safety Audit ("LOSA") program to proactively monitor and diagnose our operation’s safety performance to protect the Company’s assets and operations
•ProSafeT, a safety management system platform that enables anonymous reporting of safety concerns by employees and business partners, promotes active participation in identification, reduction, and elimination of hazards, and serves as our central repository for tracking all safety assurance information, and safety risk mitigation activities
Information gathered from our safety programs is used to create awareness for leadership in order to actively monitor the health of our Safety Management System ("SMS") and Security Management System ("SeMS"). Sun Country Airlines continuously strives to promote a culture of safety and security in line with the highest possible industry standards.
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

The DOT regulates economic operating authority for air carriers and consumer protection for airline passengers. The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide domestic air transportation. Additional DOT authority, in the form of a certificate or an exemption from certificate requirements, is required for a U.S. airline to serve foreign destinations either with its own aircraft or via code-sharing with another airline. A U.S. airline’s ability to operate flights to and from international destinations is also subject to the air transport agreements between the United States and the foreign country as well as the airline's ability to obtain the necessary authority from the applicable foreign government.

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

The FAA became a part of the DOT in 1967 and is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. We currently hold an FAA air carrier certificate.
Airport Access
In the United States, the FAA currently regulates the allocation of take-off and landing authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms, which limit take-offs and landings, at certain airports. Level 1 is assigned where the capacity of airport infrastructure is generally adequate to meet the demands of airport users at all times and therefore there is no extensive pattern of delays. Level 2 is assigned where there is potential for congestion during some periods of the day, week or season, which can be resolved by schedule adjustments mutually agreed between the airlines and schedule facilitator. Level 3 is assigned where 1) demand for airport infrastructure significantly exceeds the airport’s capacity during the relevant period, 2) expansion of airport infrastructure to meet demand is not possible in the short term, 3) attempts to resolve the problem through voluntary schedule adjustments have failed or are ineffective, and 4) as a result, a process of slot allocation is required whereby it is necessary for all airlines and other aircraft operators to have a slot allocated by a coordinator in order to arrive or depart at the airport during the periods when slot allocation occurs. We will operate in and out of John F. Kennedy International Airport (JFK), a Level 3 airport, beginning in April of 2023. We currently operate in and out of the following Level 2 airports: San Francisco International Airport (SFO), Los Angeles International Airport (LAX), Chicago O’Hare International Airport (ORD) and Newark International Airport (EWR).
We currently have the access we need to accommodate our planned service, and we have generally been able to obtain the rights to expand our operations and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.
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
GHG Emissions
Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, the International Civil Aviation Organization ("ICAO"), an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new carbon dioxide ("CO2") certification standards for new aircraft beginning in 2020. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. On January 11, 2021, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. However, on November 15, 2021, the EPA announced that it would press for ambitious new airplane GHG emission standards at international negotiations organized by ICAO in late 2022. The development of new airplane GHG emissions standards cannot be predicted at this time. Additionally, President Biden, is expected to promote more aggressive policies with respect to climate change and carbon emissions, including in the aviation sector. Accordingly, there may be future rulemaking that may result in stricter GHG emissions standards than those contained in the proposed rule.
In addition, in October 2016, ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. CORSIA will increase operating costs for us and other U.S. airlines that operate internationally. CORSIA is being implemented in phases, with information sharing that began in 2019 and a pilot phase that began in 2021, to be followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, and the United States agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. Certain details are still being developed and the impact cannot be fully predicted.
Noise
Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system, subject to FAA review under the Airport Noise and Control Act of 1990. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during take-off and initial climb and limiting the overall number of flights at an airport. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if ICAO or locally imposed regulations become more restrictive or widespread. In addition, foreign governments may allow airports to enact similar restrictions, which could adversely impact our international operations or require significant expenditures in order for our aircraft to comply with the restrictions.

Other Regulations
Airlines are also subject to various other federal, state, local and foreign laws and regulations. For example, the U.S. Department of Justice has jurisdiction over certain airline competition matters. The privacy and security of passenger and employee data is regulated by various domestic and foreign laws and regulations.
Available Information
We make available, free of charge on our website www.suncountry.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission (the “SEC”). Materials filed with the SEC are available at www.sec.gov. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.
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
Risks Related to Our Industry
The rapid spread of the COVID-19 virus and its variants has had and may continue to have an adverse impact on our business, operating results, financial condition and liquidity. A new outbreak of COVID-19 or another disease or similar public health threat in the future could also have an adverse effect on our business, operating results, financial condition and liquidity.
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic causing a massive market disruption to the aviation industry. Measures such as travel restrictions, including testing regimes, “stay at home” and quarantine orders, limitations on public gatherings, cancellation of public events and many others have resulted in a decline in demand for air travel.
While most restrictions have been removed in the United States, and a recovery is underway in the domestic airline industry, additional governmental and other restrictions and regulations may be implemented or reinstated in the future in response to further outbreaks of COVID-19 or another disease, including travel restrictions (including on domestic air travel within the United States), quarantines of populations (including our personnel), limitations on aircraft capacity, testing requirements and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector may issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings, which may significantly reduce demand. These and other restrictions and regulations, as well as the general concern about the virus among travelers, have had, and could continue to have, a material adverse impact on our business, operating results, financial condition and liquidity.
Future outbreaks of COVID-19 or another disease could have a material negative impact on demand. Reduced demand would have an adverse impact on our revenues and lower levels of flying can lead to higher unit costs. Actual or perceived risk of infection from COVID-19 or another disease could have a material adverse effect on the public’s demand for and willingness to use air travel, which could harm our reputation and business. Demand for scheduled service business has been negatively correlated to case counts of COVID-19 in Minnesota and the destinations of our scheduled flights in the past, and to the extent that future variants cause higher case counts, or there is an outbreak of another disease, we could see reductions in demand. Furthermore, historically, unfavorable U.S. economic conditions as a result of COVID-19 have driven changes in travel patterns in the past, including significantly and materially reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor and other costs. Additionally, passenger bookings have also, on average, been closer to the date of service than in prior periods, which has reduced our visibility into future revenue.
Our operations may be further impacted in the event of additional instances of actual or perceived risk of infection of COVID-19 or another disease among our employees, suppliers or business partners, and this impact may have a material adverse effect if we are unable to maintain a suitably skilled and sized workforce and address related employee matters. In addition, supply chain disruptions may impede our cargo customers’ ability to deliver freight to the airports we serve, which could reduce their need for our services and thus have a material adverse effect on our business, results of operations and financial condition.
The industry may also be subject to enhanced health and hygiene requirements in attempts to counteract future outbreaks of COVID-19 or another disease, which requirements may be costly and take a significant amount of time to implement, or drive additional staffing during a time when staffing shortages are commonplace.
We may take additional actions in response to COVID-19 or another disease to improve our financial position, including measures to improve liquidity, such as the issuance of unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, or that any such additional financing will be completed on favorable terms, or at all. Any such actions may be material in nature and could result in significant additional borrowing. Our reduction in expenditures, measures to improve liquidity or other strategic actions that we may take in the future in response to COVID-19 or another disease may not be effective in offsetting decreased demand, which could result in a material adverse effect on our business, operating results, liquidity and financial condition.
Even as enhanced screenings, quarantine and other requirements, and travel restrictions have eased, we may continue to experience similar adverse effects to our business, operating results, financial condition and liquidity resulting from a recessionary or depressed economic environment that may persist, including increases in unemployment, and our business and operating results may not return to pre-COVID-19 pandemic levels on a timely basis or at all. The impact of future outbreaks of COVID-19 or another disease on our businesses, operating results, financial condition and liquidity could exacerbate the other risks identified in this Annual Report.
The demand for airline services is highly sensitive to changes in economic conditions, and a recession or similar or worse economic downturn in the United States would weaken demand for our services and have a material adverse effect on our business, results of operations and financial condition.
The demand for travel and cargo services is affected by U.S. and global economic conditions. Unfavorable economic conditions have historically reduced aviation spending. For most passengers visiting friends and relatives and cost-conscious leisure travelers (our primary market), travel is a discretionary expense, and during periods of unfavorable economic conditions travelers have often elected to replace air travel at such times with car travel or other forms of ground transportation or have opted not to travel at all. Additionally, any significant increases in unemployment in the United States would likely have a negative impact on passenger bookings, especially when the customers we serve are generally paying with their own money. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Additionally, retail and thus cargo demand can also decrease. Furthermore, most of our charter revenue is generated from ad hoc or short-term contracts with repeat customers, and these customers may cease using our services or seek to negotiate more aggressive pricing during periods of unfavorable economic conditions. Any reduction in charter or cargo revenue during such periods could also increase our unit costs and thus have a material adverse effect on our business, results of operations and financial condition. Travelers have also reduced spending by purchasing fewer ancillary services, which can result in a decrease in average revenue per seat. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel or cargo services, the airline business is particularly sensitive to changes in economic conditions. A reduction in the demand for air travel or cargo services due to unfavorable economic conditions also limits our ability to raise fares or fees for cargo services to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, it would have a material adverse effect on our business, results of operations and financial condition.
Inflation may have an adverse impact on our business, results of operations and financial condition.
Inflation risk is the risk that the value of assets or income will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a pronounced rise in inflation. As a result, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. Inflation generally results in increased costs of goods and services, including those we use in our operations, which would increase our expenses. In addition, our customers could also be affected by inflation, which could have a negative impact on demand for air travel. If the U.S. economy continues to feel the effects of inflationary pressures, our business, results of operations and financial condition could be materially adversely affected.
Our business has been, and in the future may be, materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
The cost of aircraft fuel is highly volatile and is one of our largest individual operating expenses, accounting for approximately 32%, 25% and 22% of our operating expenses for the years ended December 31, 2022, 2021 and 2020, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could have a material adverse effect on our business, results of operations and financial condition, including as a result of legacy network airlines and LCCs adapting more rapidly or effectively to higher fuel prices through new-technology aircraft that is more fuel efficient than our aircraft. Over the past several years, the price of aircraft fuel has fluctuated substantially and prices continue to be highly volatile. In addition, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft.
Our business is also dependent on the availability of aircraft fuel (or crude oil), which is not predictable. Weather-related events, natural disasters, terrorism, wars (including as a result of the Russia-Ukraine military conflict), supply chain disruptions, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes or other events affecting refinery production, transportation, taxes or marketing, environmental concerns, market manipulation, price speculation, changes in currency exchange rates and other unpredictable events may drive actual or perceived fuel supply shortages. Shortages in the availability of, or increases in demand for, crude oil in general, other crude oil-based fuel derivatives and aircraft fuel in particular could result in increased fuel prices and could have a material adverse effect on our business, results of operations and financial condition.
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
From time-to-time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices but such contracts may not fully protect us from all related risks. In general, our charter and cargo operations have pass-through provisions for fuel costs, and as such we do not hedge our fuel requirements for that portion of our business. As of December 31, 2022, we had no outstanding fuel derivative contracts.
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
Past terrorist attacks or attempted attacks, particularly those involving airlines, have caused substantial revenue losses and increased security costs, and any actual or threatened terrorist attack or security breach, even if not directly against an airline, could have a material adverse effect on our business, results of operations and financial condition. Security concerns resulting in enhanced passenger screening, increased regulation governing carry-on baggage and cargo and other similar restrictions on passenger travel and cargo may further increase passenger inconvenience and reduce the demand for air travel or increase costs associated with providing cargo service. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to customers in the form of higher prices. Terrorist attacks, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats), even if not made directly on or involving the airline industry, could have a negative impact on the airline industry and have a material adverse effect on our business, results of operations and financial condition.
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
A competitor adopting an LCC or ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to operate their business with a lower cost structure or lower marginal revenues without substantial adverse effects than we can. If these competitors adopt and successfully execute an LCC or ULCC business model, our business could be materially adversely affected.
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
There has been significant consolidation within the airline industry, including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, and Alaska Airlines and Virgin America. In the future, there may be additional consolidation in our industry, such as the planned merger of JetBlue Airways and Spirit Airlines. Business combinations could significantly alter industry conditions and competition within the airline industry and could permit our competitors to reduce their fares.
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
Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; air traffic control staffing; government shutdowns or mandates; FAA grounding of aircraft; major construction or improvements at airports; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel-related taxes; or the outbreak of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, increased security measures, new travel-related taxes and fees, adverse weather conditions, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. The federal government also controls airport security. In addition, there are proposals before Congress that would treat a wide range of consumer protection issues, which could increase the costs of doing business. Further, implementation of the Next Generation Air Transportation System, or NextGen, by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. NextGen is a multi-year modernization project with a target of having all major components in place by 2025. In addition, federal government shutdowns can affect the availability of federal resources necessary to provide air traffic control and airport security. Furthermore, a federal government grounding of our aircraft type could result in flight cancellations and adversely affect our business. Governmental mandates requiring certain behaviors from employees, such as vaccine mandates, could limit our ability to staff to meet demand because employees may choose to resign or decide not to apply for or accept open positions.
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
The industry is experiencing a higher than normal number of pilot retirements, increased competition in pilot hiring, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce, increased training requirements and other factors that have led to a shortage of pilots, which could materially adversely affect our business.
Large numbers of pilots in the industry are approaching the FAA’s mandatory retirement age of 65 or have otherwise accepted an early retirement during the COVID-19 pandemic. Commercial airline pilots are subject to rigorous certification standards and must adhere to flight time and rest requirements. Commencing in 2013, the minimum flight hour requirement to achieve a commercial pilot’s license in the United States increased from 250 to 1,500 hours, thereby significantly increasing the time and cost commitment required to become licensed to fly a commercial aircraft. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has been decreasing. These and other factors have led to a shortage of qualified, entry-level pilots and increased compensation costs, particularly at carriers other than the large legacy carriers. The foregoing factors have led to additional competition from carriers attempting to meet their hiring needs. With the current pilot shortage, airlines may be unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
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
We currently obtain war risk insurance coverage (terrorism insurance) as part of our commercial aviation hull and liability policy, and additional excess third-party war risk insurance through the commercial aviation war risk market. Our current war risk insurance from commercial underwriters excludes nuclear, radiological and certain other events. The global insurance market for aviation-related risks has been faced with significant losses, resulting in substantial tightening in insurance markets with reduced capacity and increased prices. If we are unable to obtain adequate third-party hull and liability or third-party war risk (terrorism) insurance or if an event not covered by our insurance were to take place, our business could be materially adversely affected.
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
For the years ended December 31, 2022, 2021 and 2020 we generated ancillary revenues of $192,506, $117,237 and $68,055, respectively. Our ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on ancillary revenues, our business, results of operations and financial condition could be negatively impacted. Congressional, Federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for ancillary services.
We are subject to risks associated with climate change, including increased regulation to reduce emissions of greenhouse gases.
Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, ICAO, an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new CO2 certification standards for new aircraft beginning in 2020. The new CO2 standards will apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023.
In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the Environmental Protection Agency, or the EPA, made a final endangerment finding that aircraft engine greenhouse gas, or GHG, emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. On January 11, 2021, the EPA issued a rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. However, on November 15, 2021, the EPA announced that it will press for ambitions new airplane GHG emission standards at international negotiations organized by ICAO in late 2022. The development of new airplane GHG emissions standards cannot be predicted at this time. Additionally, President Biden is expected to promote more aggressive policies with respect to climate change and carbon emissions, including in the aviation sector. Accordingly, there may be future rulemaking that may result in stricter GHG emissions standards than those contained in the rule. In addition, federal climate legislation, including the “Green New Deal” resolution, has been introduced in Congress recently, although Congress has yet to pass a bill specifically addressing GHG regulation. Several states are also considering or have adopted initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional cap-and-trade programs.
In addition, in October 2016, ICAO adopted CORSIA, which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 ICAO adopted standards pertaining to the collection and sharing of information on international aviation emissions beginning in 2019. CORSIA will increase operating costs for us and other U.S. airlines that operate internationally. CORSIA is being implemented in phases, with information sharing beginning in 2019 and a pilot phase beginning in 2021, to be followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. Countries can voluntarily participate in the pilot and first phase, and the United States agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. Certain details are still being developed and the impact cannot be fully predicted. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.
We also expect the SEC to adopt rules requiring certain new disclosures, including environmental-related disclosures, which could be costly and difficult to implement. Compliance with existing and future environmental laws and regulations can require significant expenditures and operational changes and violations can lead to significant fines and penalties and reputational harm. In the event that legislation or regulation with respect to GHG emissions associated with aircraft or applicable to the fuel industry is enacted in the United States or other jurisdictions where we operate or where we may operate in the future, or as part of international conventions to which we are subject, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.
We face competition from air travel substitutes.
In addition to airline competition from legacy network airlines, LCCs and ULCCs, we also face competition from air travel substitutes. Our business serves primarily leisure travelers, for whom travel is entirely discretionary. On our domestic routes, particularly those with shorter stage lengths, we face competition from some other transportation alternatives, such as bus, train or automobile. The presidential administration and the Secretary of the Department of Transportation have indicated strong support for trains. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as travelers seek lower-cost substitutes for air travel. The COVID-19 pandemic accelerated adoption of such technology and customers may be more likely to think it is sufficient for their needs, which could reduce demand for air travel. If we are unable to stimulate demand for air travel with our low base fares or if we are unable to adjust rapidly in the event the basis of competition in our markets changes, it could have a material adverse effect on our business, results of operations and financial condition.
We cannot assure you that compliance with laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
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
Changes in, and uncertainty with respect to, law, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Changes to law, regulations or government policy that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to operating and maintenance requirements; foreign and domestic changes in customs, immigration and security policy and requirements that impede travel into or out of the United States; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; changes to public health policy; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act; public company reporting requirements; environmental regulation, including new environmental, social and governance disclosures required by the SEC; and antitrust enforcement. Any such changes could make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.
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
In addition, ICAO and jurisdictions around the world have adopted noise regulations that require all aircraft to comply with noise level standards, and governmental authorities in several U.S. and foreign cities are considering or have already implemented aircraft noise reduction programs, including the imposition of overnight curfews and limitations on daytime take-offs and landings. Compliance with existing and future environmental laws and regulations, including emissions limitations and more restrictive or widespread noise regulations, that may be applicable to us could require significant expenditures, increase our cost base and have a material adverse effect on our business, results of operations and financial condition, and violations thereof can lead to significant fines and penalties, among other sanctions.
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
We also expect the SEC to adopt rules requiring certain new disclosures, including environmental-related disclosures, which could be costly and difficult to implement. Compliance with existing and future environmental laws and regulations can require significant expenditures and operational changes and violations can lead to significant fines and penalties and reputational harm.
We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that impose significant costs. In the last several years, Congress has passed laws and the FAA, DOT and TSA have issued regulations, orders, rulings and guidance relating to consumer protections and to the operation, safety, and security of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with such laws and government regulations, orders, rulings and guidance. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time-to-time that could significantly increase the cost of airline operations or reduce the demand for air travel. For example, the FAA Reauthorization Act of 2018 directed the FAA to issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. If adopted, these measures could have the effect of raising ticket prices, reducing revenue, and increasing costs.
For example, the DOT has broad authority over airlines and their consumer and competitive practices, and has used this authority to issue numerous regulations and pursue enforcement actions, including rules and fines relating to the handling of lengthy tarmac delays, consumer notice requirements, consumer complaints, price and airline advertising, distribution, oversales and involuntary denied boarding process and compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage and the transportation of passengers with disabilities. Among these is the series of Enhanced Airline Passenger Protection rules issued by the DOT. In addition, the adoption of FAR Part 117 in 2014 modified required pilot rest periods and work hours and Congress has enacted a law and the FAA issued regulations requiring U.S. airline pilots to have a minimum number of hours as a pilot in order to qualify for an Air Transport Pilot certificate, which all pilots on U.S. airlines must obtain. Furthermore, in October 2018, Congress passed the FAA Reauthorization Act of 2018, which extends FAA funds through fiscal year 2023. The legislation contains provisions which could have effects on our results of operations and financial condition. Among other provisions, the new law requires the DOT to clarify that, with respect to a passenger who is involuntarily denied boarding as a result of an oversold flight, there is no maximum level of compensation an air carrier may pay to such passenger and the compensation levels set forth in the regulations are the minimum levels of compensation an air carrier must pay to such a passenger, and to create new requirements for the treatment of disabled passengers. In addition it provides that the maximum civil penalty amount for damage to wheelchairs and other mobility aids or for injuring a disabled passenger may be trebled. The FAA must issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. The FAA Reauthorization Act of 2018 also establishes new rest requirements for flight attendants and requires, within one year, that the FAA issue an order requiring installation of a secondary cockpit barrier on each new aircraft. The FAA Reauthorization Act of 2018 also provides for several other new requirements and rulemakings related to airlines, including but not limited to: 1) prohibition on voice communication cell phone use during certain flights, 2) insecticide use disclosures, 3) new training policy best practices for training regarding racial, ethnic, and religious non-discrimination, 4) training on human trafficking for certain staff, 5) departure gate stroller check-in, 6) the protection of pets on airplanes and service animal standards, 7) requirements to refund promptly to passengers any ancillary fees paid for services not received, 8) consumer complaint process improvements, 9) pregnant passenger assistance, 10) restrictions on the ability to deny a revenue passenger permission to board or involuntarily remove such passenger from the aircraft, 11) minimum customer service standards for large ticket agents, 12) information publishing requirements for widespread disruptions and passenger rights, 13) submission of plans pertaining to employee and contractor training consistent with the Airline Passengers with Disabilities Bill of Rights, 14) ensuring assistance for passengers with disabilities, 15) flight attendant duty period limitations and rest requirements, including submission of a fatigue risk management plan, 16) submission of policy concerning passenger sexual misconduct and 17) development of Employee Assault Prevention and Response Plan related to the customer service agents. Furthermore, in September 2019, the FAA published an Advance Notice of Proposed Rulemaking regarding flight attendant duty period limitations and rest requirements. The DOT also published a Notice of Proposed Rulemaking in January 2020 regarding, for example, the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website, and in printed or electronic form on the aircraft concerning the accessibility of aircraft lavatories. The DOT also recently published Final Rules regarding traveling by air with service animals and defining unfair or deceptive practices. The DOT also recently published a Final Rule clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation. Failure to remain in full compliance with these and other applicable rules and regulations may subject us to fines or other enforcement action or adversely affect our business, results of operations and financial condition.
Risks Related to Our Business
If we fail to implement our business strategy successfully, our business will be materially adversely affected.
Our business strategy includes growth in our aircraft fleet, expansion of markets we serve by building out our MSP hub, growing our seat share at MSP and growing non-MSP point-to-point markets, expanding our ancillary product offering and growing our charter service. When developing our route network, we focus on gaining market share on routes that have been underserved or are served primarily by higher cost airlines where we have a competitive cost advantage. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. The COVID-19 pandemic adversely affected our growth plans and business strategy. We face numerous challenges in implementing our growth strategy, including our ability to:
•sustain our relatively low unit costs, continue to realize attractive revenue performance and maintain profitability; stimulate traffic with low fares;
•maintain an optimal level of aircraft utilization, balanced with a low aircraft acquisition cost, to execute our scheduled, cargo and charter operations;
•maintain staffing levels sufficient to operate the full schedule and to grow rapidly;
•access airports located in our targeted geographic markets; and
•maintain operational performance necessary to complete all flights.
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
Our growth is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as we induct new aircraft and continue to execute our growth plan. In addition, we will require additional third-party personnel for services we do not undertake ourselves. An inability to hire and retain personnel, especially in light of the CARES Act limitations, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. Furthermore, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market and may also offer more attractive frequent flyer programs and/or access to marketing alliances with other airlines, which we do not currently offer. We cannot assure that we will be able to profitably expand our existing markets or establish new markets.
The rapid spread of the COVID-19 virus and its variants has materially disrupted and may continue to have an impact on our strategic operating and growth plans in the near-term, and there are risks to our business, operating results, liquidity and financial condition associated with executing our strategic operating and growth plans in the long-term.
The rapid spread of the COVID-19 virus and its variants has materially disrupted and may continue to have an impact on our strategic operating and growth plans in the near-term, and there are risks to our business, operating results and financial condition associated with executing our strategic operating and growth plans in the long-term. In developing our strategic operating and growth plans, we make certain assumptions, including, but not limited to, those related to customer demand, competition, staffing and hiring, market consolidation, the availability of aircraft and the global economy. Actual economic, market and other conditions have been and may continue to be different from our assumptions. If we do not successfully execute or adjust our strategic operating and growth plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.
Our cargo business is concentrated with Amazon, and any decrease in volumes or increase in costs, or a termination of the ATSA, could have a material adverse effect on our business, operations, financial condition and brand.
For the year ended December 31, 2022, cargo revenue under the ATSA represented 10% of our total operating revenues and our cargo revenue consisted entirely of air cargo transportation services provided to Amazon under the ATSA. The ATSA does not require a minimum amount of flying and Amazon is permitted to decrease flying volume at any time. Our cargo business would decline if Amazon’s use of our cargo services decreases for any reason, including due to general economic conditions or preferences of Amazon and its customers, which a decline would materially adversely affect our business, results of operations, and prospects.
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
Performance under the ATSA is subject to a number of challenges and uncertainties, such as: unforeseen maintenance and other costs; our ability to hire pilots, crew and other personnel necessary to support our CMI services, which can be impacted by industry-wide staffing shortages; interruptions in the operations under the ATSA as a result of unexpected or unforeseen events, whether as a result of factors within the Company’s control or outside of the Company’s control; and the level of operations and results of operations, including margins, under the ATSA being less than the Company’s current expectations and projections. The ATSA also contains monthly incentive payments for reaching specific on-time arrival performance thresholds and there are monetary penalties for on-time arrival performance below certain thresholds. As a result, our operating revenues may vary from period-to-period depending on the achievement of monthly incentives or the imposition of penalties. Further, we could be found in default if we do not maintain certain minimum thresholds over an extended period of time. If we are placed in default due to the failure to maintain reliability thresholds, Amazon may elect to terminate all or part of the services we provide after a cure period and pursue those rights and remedies available to it at law or in equity, in which case the 2019 Warrants would remain outstanding. Amazon may also terminate the ATSA for convenience, subject to certain notice requirements and payment of a termination fee. The ATSA is also subject to two, two-year extension options, which Amazon may choose not to exercise.
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
Our service is concentrated around our hub in MSP and our business is impacted by economic and geophysical factors of this region. We maintain a large presence in MSP with approximately 90.6% of 2022 capacity, as measured by ASMs, having MSP as either their origin or destination. Flight operations in Minneapolis can face extreme weather challenges in all seasons, but especially in the winter which at times has resulted in severe disruptions in our operation and the incurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Minneapolis market or by continued or increased congestion, delays or cancellations. For instance, MSP is also a significant hub for Delta Air Lines. If Delta Air Lines or another legacy network airline were to successfully develop low-cost or low-fare products or if we were to experience increased competition from LCCs or ULCCs in the Minneapolis market, our business, results of operations and prospects could be materially adversely affected.
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
Unauthorized use, incursion or breach of our information technology infrastructure, or that of our third-party providers, could compromise the personally identifiable information of our passengers, prospective passengers or personnel and other sensitive information and expose us to liability, damage our reputation and have a material adverse effect on our business, results of operations and financial condition.
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
We and the vendors who service us may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers (including the DoD) and our providers, including air navigation service providers, or others who have entrusted us with information, including regulators such as the DoD, FAA and DOT. In addition, attacks not targeted at us, but targeted solely at providers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, providers and others. Recently, several high profile consumer-oriented companies have experienced significant data breaches, which have caused those companies to suffer substantial financial and reputational harm. We cannot assure you that the precautions we have taken to avoid an unauthorized incursion of our computer systems are either adequate or implemented properly to prevent a data breach and its adverse financial and reputational consequences to our business.
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
We rely on third-party distribution channels, including those provided by or through GDS, conventional travel agents and OTAs, to distribute a significant portion of our airline tickets, and we expect in the future to rely on these channels to also collect a portion of our ancillary revenues. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility, and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. In addition, in the last several years there has been significant consolidation among GDSs and OTAs. This consolidation and any further consolidation could affect our ability to manage our distribution costs due to a reduction in competition or other industry factors. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
We rely heavily on technology and automated systems to operate our business, and any disruptions or failure of these technologies or systems or any failure on our part to implement any new technologies or systems could materially adversely affect our business.
We are highly dependent on technology and computer systems and networks to operate our business. These technologies and systems include our computerized airline reservation system provided by Navitaire, a unit of Amadeus, operational control systems, telecommunications systems, mobile phone application, airline website and maintenance systems as well as government and other third-party systems. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. Our reservations system, which is hosted and maintained under a long-term contract by a third-party provider, is critical to our ability to issue, track and accept electronic tickets, conduct check-in, board and manage our passengers through the airports we serve and provide us with access to GDSs, which enlarge our pool of potential passengers. There are many instances in the past where a reservations system malfunctioned, whether due to the fault of the system provider or the airline, with a highly adverse effect on the airline’s operations, and such a malfunction has in the past and could again in the future occur on our system, a third-party system we rely on, or in connection with any system upgrade or migration. We also rely on third-party providers, including government agencies, to maintain our operational control systems, and if those systems are not functioning, we have in the past and may again experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our operational performance and temporarily stall our operations, which may have a materially adverse effect on our business, results of operation, and financial condition.
Any failure of the technologies and systems we use could materially adversely affect our business. For example, if our reservation system fails or experiences interruptions, and we are unable to book seats for a period of time, we could lose a significant amount of revenue as customers book seats on other airlines, and our reputation could be harmed. Additionally, if our flight systems fail or experience disruption, we could suffer reputational harm and incur costs associated with cancelled and delayed flights. In addition, replacement technologies and systems for any service we currently utilize that experiences failures or interruptions may not be readily available on a timely basis, at competitive rates or at all. Furthermore, our current technologies and systems are heavily integrated with our day-to-day operations and any transition to a new technology or system could be complex and time-consuming. Our technologies and systems cannot be completely protected against events that are beyond our control, including natural disasters, cyber attacks, telecommunications failures or the failure of government or other third-party systems. We have previously experienced a software outage that resulted in cancelled flights and delayed flights for several hours, which could impact our on-time performance and completion factor. Substantial or sustained disruptions or system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure you that any of our security measures, change control procedures or disaster recovery plans that we have implemented are adequate to prevent disruptions or failures. In the event that one or more of our primary technology or systems vendors fails to perform and a replacement system is not available or if we fail to implement a replacement system in a timely and efficient manner, our business could be materially adversely affected.
In addition, in the ordinary course of business, our systems will continue to require modifications, upgrades and refinements to address growth and changing business requirements and to enable us to comply with changing regulatory requirements. Modifications, upgrades and refinements to our systems have been and are expected to continue to be expensive to implement and can divert management’s attention from other matters. Furthermore, our operations could be adversely affected, or we could face impositions of regulatory penalties, if we were unable to timely or effectively modify or upgrade our systems as necessary or appropriately balance the introduction of new capabilities with the management of existing systems.
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
Our business is labor intensive, with labor costs representing approximately 29%, 35% and 37% of our total operating costs for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, approximately 53% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages. In addition, one or more of our competitors may significantly reduce their labor costs, thereby providing them with a competitive advantage over us. New entrants to the market may not have unionized workforces and therefore may have substantially lower costs or better labor efficiencies. Furthermore, our labor costs may increase in connection with our growth, especially if we needed to hire more pilots in order to grow various segments of our business, including Cargo. We cannot guarantee that our cargo business will grow and that hiring of additional pilots will be required. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
On December 1, 2019 our dispatchers approved a new collective bargaining agreement. The amendable date of the collective bargaining agreement is November 30, 2024. Our collective bargaining agreement with our flight attendants is currently amendable. Negotiations with the union representing this group commenced in November of 2019. By mutual consent, the negotiations were paused in March 2020 due to the COVID-19 pandemic. We restarted negotiations in October of 2021 and negotiations are ongoing. Our collective bargaining agreement with our pilots is amendable on December 31, 2025. Negotiations for a new collective bargaining agreement with our technicians and related craft employees began in October of 2022 and negotiations are ongoing. Our fleet service employees (cargo, commissary/catering, ramp agents, and bag room agents) elected to be represented by the International Brotherhood of Teamsters on January 4, 2023. Negotiations have not yet begun for a new collective bargaining agreement. See also “Business—Employees” in this Annual Report. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages or shortages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. As a result, our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the unions representing our employees.
We rely on efficient daily aircraft utilization to address peak demand days of the week and months of the year, which makes us vulnerable to flight delays, flight cancellations or aircraft unavailability during peak demand periods.
We aim to optimize our daily aircraft utilization rate by tailoring service to customer demand patterns, which are seasonal and vary by day of the week. Our average daily aircraft utilization was 7.2 hours, 6.8 hours and 5.1 hours for the years ended December 31, 2022, 2021 and 2020, respectively. Aircraft utilization is block hours divided by number of days in the period divided by average aircraft. Part of our business strategy is to efficiently deploy our aircraft, which is achieved in part by higher utilization during the most profitable seasonal periods and days of the week and more limited usage of less expensive aircraft during weak demand periods. During peak demand periods, we may utilize all of our aircraft, and in the event we experience delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions, because we do not have accommodation arrangements with other airlines like legacy network airlines do and cannot reaccommodate passengers on our aircraft because of our limited schedule, we may incur additional costs in completing customer journeys. Due to the relatively small size of our fleet and the limited and changing nature of our scheduled service and our point-to-point network, the unexpected unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition. Additionally, we frequently use all freighters in support of our cargo business. In the event we experience a series of aircraft out of service, we would experience a decline in revenue and potentially customer satisfaction. Furthermore, in the event we are unable to procure aircraft at the price-point necessary to allow for lower utilization during weak demand periods, our costs will be higher and could have a material adverse effect on our business, results of operations and financial condition.

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
If we are unable to attract, retain and train qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry, including related vendor partners, is experiencing and may continue to experience a shortage of qualified personnel and we face added challenges with attracting and retaining qualified personnel due to the low unemployment rate in Minnesota. In particular, as more pilots in the industry approach mandatory retirement age, or have retired early during the COVID-19 pandemic, the U.S. airline industry is being affected by a pilot shortage. We and other airlines also face shortages of qualified aircraft mechanics, dispatchers, ground handlers, flight attendants and other personnel. As is common with most of our competitors, we have also faced turnover of our employees. As a result of the foregoing, we may not be able to attract, retain or train qualified personnel or may be required to increase wages and/or benefits in order to do so. In addition, we have lost and may continue to lose employees due to the impact of COVID-19 on aviation or as a result of restrictions imposed under the CARES Act, or other governmental requirements placed on employees, which may further impede our ability to attract, retain and train skilled labor. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. Our company culture, which we believe is one of our competitive strengths, is important to providing dependable customer service and having a productive, accountable workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire, retain and train enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business, results of operations and financial condition could be harmed.
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
Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at these airports, including, but not limited to:
•increases in airport rates and charges;
•limitations on take-off and landing slots, airport gate capacity or other use of airport facilities;
•termination of our airport use agreements, some of which can be terminated by airport authorities with little notice to us;
•increases in airport capacity that could facilitate increased competition;
•international travel regulations such as customs and immigration;
•increases in taxes;
•changes in law, regulations and government policies that affect the services that can be offered by airlines, in general, and in particular markets and at particular airports;
•restrictions on competitive practices;
•changes in law or ordinances that increase minimum wages beyond regional norms;
•the adoption of statutes or regulations that impact or impose additional customer service standards and requirements, including operating and security standards and requirements; and
•the adoption of more restrictive locally imposed noise regulations or curfews.

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
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including LCCs and ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced customer complaints related to, among other things, product and pricing changes related to our business strategy and customer service. In particular, we have generally experienced a higher volume of complaints when we implemented changes to our unbundling policies, such as charging for seats and baggage. These complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. In addition, we could become subject to complaints about our booking practices. Finally, we experienced a significant number of complaints, including letters from lawmakers and attorneys general, concerning non-refundable tickets during the COVID-19 pandemic. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation. We have agreements for bus service to transport passengers to our MSP hub. If these operators suffer a service problem, safety failure or accident, our brand would be negatively impacted.
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
We are highly dependent upon our cash and investment balances, Operating Cash Flows and availability under our Revolving Credit Facility.
Our principal sources of liquidity are cash and cash equivalents, investments and availability under our $25,000 Revolving Credit Facility. We are and will continue to be dependent on our Operating Cash Flows, Cash and Cash Equivalents, and Short-Term Investment balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations. If our operating cash flows become insufficient to cover the entirety of our cash outflows, the Revolving Credit Facility may not be adequate to finance our operations. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not have access to availability under the Revolving Credit Facility, or other sources of borrowings or equity financing, we could default on our obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

Our liquidity would be adversely impacted, potentially materially, in the event one or more of our credit card processors were to impose holdback restrictions for payments due to us from credit card transactions.
We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors may have financial risk associated with tickets purchased for travel which can occur several weeks or months after the purchase. As of December 31, 2022, we were not subject to any credit card holdbacks under our credit card processing agreements, although if we fail to meet certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them. If our credit card processors were to impose holdback restrictions on us, the negative impact on our liquidity could be significant which could have a material adverse effect on our business, results of operations and financial condition.
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
Outside of scheduled maintenance, we incur from time-to-time unscheduled maintenance which is not forecast in our operating plan or financial forecasts, and which can impose material unplanned costs and the loss of flight equipment from revenue service for a significant period of time. For example, a single unplanned engine event can require a shop visit costing several million dollars and cause the engine to be out of service for a number of weeks.
Furthermore, the terms of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our Balance Sheets, and there are restrictions on the extent to which such maintenance reserves are available for reimbursement. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Maintenance.”

We have a significant amount of aircraft and other fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive. As of December 31, 2022, our 42 passenger aircraft fleet consisted of two aircraft financed under operating leases, 11 aircraft financed under finance leases and 29 aircraft financed under secured debt arrangements or owned outright. As of December 31, 2022, we had future operating lease obligations of $32,019, future debt principal obligations of $355,716, and future finance lease obligations of $321,309. During 2023, based on our aircraft leases and debt structure as of December 31, 2022, we expect to make payments of $7,748 related to operating leases, $58,518 related to debt principal obligations and $33,092 related to finance lease obligations. Additionally, we made payments for maintenance reserves of $15,809 for 2022 and expect to make significant payments for maintenance reserves in the future. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, availability under the Revolving Credit Facility and our ability to secure adequate future financing, which will in turn depend on, among other things, the success of our current business strategy and our future financial and operating performance, competitive conditions, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:
•require a substantial portion of cash flow from operations be used for operating lease and maintenance deposit payments and interest expense, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;
•make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled payments;
•reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with lower fixed payment obligations; and
•cause us to lose access to one or more aircraft and forfeit our maintenance and other deposits if we are unable to make our required aircraft lease rental payments and our lessors exercise their remedies under the lease agreement, including cross-default provisions in certain of our leases.
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
A significant portion of our operations are conducted to and from the domestic United States, Canada, Mexico or Caribbean markets. Our business, results of operations and financial condition could be harmed if we lose our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, public health restrictions, including testing or vaccination requirements, negative public perception of these destinations, unfavorable weather conditions, public health concerns, civil unrest, violence or terrorist-related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. In addition, a reduction in demand from our charter customers, including as a result of decreased U.S. Department of Defense troop movements or fewer sports events and related travel, or from Amazon under the ATSA could have a material and adverse effect on our business, results of operations and financial condition.
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
From time-to-time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including commercial, employment, class action, whistleblower, patent, product liability and other litigation and claims, and governmental and other regulatory investigations and proceedings. In particular, in recent years, there has been significant litigation in the United States and abroad involving airline consumer complaints. We have in the past faced, and may face in the future, claims by third parties that we have violated a passenger’s rights. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Our Indebtedness
The Credit Agreement contains, and any future indebtedness of ours could contain, restrictions that limit our flexibility.
The five-year credit agreement (the “Credit Agreement”) contains, and any future indebtedness of ours could contain covenants that impose significant operating and financial restrictions on us, such as restrictions on our and our subsidiaries’ ability to, among other things:
•incur additional debt, guarantee indebtedness, or issue certain preferred equity interests;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments;
•prepay, redeem, or repurchase certain debt;
•make loans or certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•designate our subsidiaries as unrestricted subsidiaries.
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
Under the Payroll Support Program, the Treasury provided us an aggregate of $62,312 in Payroll Support Payments from April 21, 2020 to October 1, 2020, and an additional $37,040 in grants during the first half of 2021 (collectively, the “Payroll Support Payments”). Further, we were notified on April 15, 2021 that we would receive a grant of $34,547 under Payroll Support Program 3, which was received during April and May 2021. Additionally, on October 26, 2020, we entered into a loan and guarantee agreement (the "CARES Act Loan Agreement") with the Treasury under the aviation direct loan program of the CARES Act, pursuant to which the Treasury agreed to extend loans to us in an aggregate principal amount of $45,000, subject to specified terms. We used a portion of the net proceeds from our initial public offering to repay in full all amounts outstanding under the CARES Act Loan Agreement on March 24, 2021. See Notes 3 and 8 to the Consolidated Financial Statements included in Part II, Item 8 herein for more information.
In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements, which include restrictions on the payment of certain executive compensation until April 1, 2023. Due to an administrative issue, during the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the limit under the CARES Act. Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash compensation and equity awards that could be monetized exceed the CARES Act limit. The Company did not accrue any amounts related to this matter as of December 31, 2022. To the extent we are deemed to have failed to remain in full compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions, which may adversely affect our business, results of operations and financial condition.
The substance and duration of the remaining restrictions to which we are subject under the grants and/or loans under the CARES Act, including, but not limited to, those outlined above, may materially affect our operations, and we may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interests of our company and our stockholders. In particular, limitations on executive compensation may impact our ability to retain senior management or other key employees.
We cannot predict whether the assistance under any of these programs will be adequate to support our business while it continues to be impacted by the COVID-19 virus and its variants or whether additional assistance will be required or available in the future. Future governmental programs in which we participate may include similar or other restrictions on the operation of our business. There can be no assurances that additional grants will be available or that we will qualify for future programs.
Risks Related to Ownership of Our Common Stock
Our stock price may fluctuate significantly.
The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control.
The following factors could affect our stock price:
•our operating and financial performance and prospects;
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, revenues, Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted CASM;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors;
•changes in operating performance and the stock market valuations of other companies;
•announcements related to litigation;
•our failure to meet revenue or earnings estimates made by research analysts or other investors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations, or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general economic and market conditions;
•the COVID-19 virus and its variants and their effects;
•domestic and international economic, legal and regulatory factors unrelated to our performance;
•material weakness in our internal control over financial reporting; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
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
We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the earliest of 1) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, 2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur at the end of our most recently completed fiscal year if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, we have been required to file annual and quarterly report under the Exchange Act for a period of at least 12 months and we have filed at least one annual report pursuant to the Exchange Act, 3) the last day of our fiscal year ending December 31, 2026, and 4) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or become more volatile and it may be difficult for us to raise additional capital if and when we need it.
We will incur significant costs and devote substantial management time as a result of operating as a public company, particularly after we are no longer an “emerging growth company.”
As a public company, we have and will continue to incur significant legal, accounting and other expenses. For example, we are required to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and heightened auditing standards, and Nasdaq, our stock exchange, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The rules governing management’s assessment of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Further, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These laws and regulations could also make it more costly for us to obtain certain types of insurance, including director and officer liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, our management and other personnel may need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we have needed to and may continue to need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Furthermore, if we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our consolidated financial statements and fail in meeting our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations, civil or criminal sanctions and litigation, any of which would have a material and adverse effect on our business, results of operations and financial condition. Furthermore, if we are unable to satisfy our obligations as a public company, our common stock could be delisted, and we could be subject to fines, sanctions and other regulatory action and potentially civil litigation. Failure to remain in full compliance with these and other applicable rules and regulations may also subject us to fines or other enforcement action or adversely affect our business, results of operations and financial condition.
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
Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As of December 31, 2022 we have not delayed the adoption of new or revised accounting standards as allowed under the JOBS Act.
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
As of December 31, 2022, the Apollo Stockholder beneficially owned approximately 43% of the voting power of our outstanding common equity. Although the Apollo Stockholder beneficially owns less than 50% of our outstanding common equity, individuals affiliated with Apollo continue to have significant influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, changes to certain of our governing documents, entering into significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including the Apollo Funds and the Apollo Stockholder, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Stockholder could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Apollo Stockholder continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Stockholder will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. The Apollo Stockholder also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with Apollo and its affiliates’ beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number).
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries, including the Credit Agreement, impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
Our future earnings and earnings per share, as reported under GAAP, could be adversely impacted by the warrants granted to Amazon. If Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, this will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.
The warrants granted to Amazon in 2019 increase the number of diluted shares reported, which has an effect on our diluted earnings per share to the extent the warrants actually vest. The warrants have an exercise price of approximately $15.17 per share, approximately 25% of which had vested as of December 31, 2022. A portion of the 2019 Warrants will vest incrementally based on aggregate global payments by Amazon to the Company or its affiliates pursuant to the ATSA. In addition, vesting can occur immediately in certain circumstances, including upon a change of control (as defined in the 2019 Warrant) or certain transfers of 30% or more of the voting power in the Company to a new person or group, other than any equity offering by the Company or the Apollo Stockholder pursuant to an effective registration statement so long as no person or group, within the meaning of the Exchange Act, acquires more than 50% of the voting power of the Company in such offering). If additional 2019 Warrants vest and Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, to the extent the common stock issued upon exercise of the 2019 Warrants is transferred to non-U.S. citizens, it will further limit the amount of our common stock that may be owned or controlled by other non-U.S. citizens. Furthermore, any sales in the public market of any common stock issuable upon the exercise of the 2019 Warrants could adversely affect prevailing market prices of our common stock.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
As of December 31, 2022, we had 57,325,238 shares of common stock outstanding, warrants to purchase 9,482,606 shares of common stock, options to purchase 4,535,055 shares of common stock and 230,191 shares of common stock that may be issued upon the vesting of outstanding restricted stock units. In addition, certain of our existing stockholders, including the Apollo Stockholder and Amazon, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Pursuant to these registration rights, we filed a "shelf" registration statement, under which the Apollo Stockholder and Amazon could offer and sell, from time-to-time, up to an aggregate of 34,352,603 shares of our common stock, including 9,482,606 shares of our common stock issuable upon exercise of outstanding warrants. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the Omnibus Incentive Plan and the SCA Acquisition Equity Plan. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult to sell shares of common stock at a time and price that you deem appropriate.
We do not anticipate paying dividends on our common stock in the foreseeable future.
We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business, the repayment of outstanding debt, and for general corporate purposes. The Credit Agreement contains, and any future indebtedness likely will contain, restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be the only source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change.
We are required to pay our pre-Initial Public Offering ("IPO") stockholders for certain tax benefits, and the amounts of such payments could be material.
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
We expect that the payments we make under the income tax receivable agreement could be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will aggregate to be approximately $103,800 as of December 31, 2022. Payments in accordance with the terms of the income tax receivable agreement could have an adverse effect on our liquidity and financial condition.
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
For more information on the income tax receivable agreement, see Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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

As disclosed in Part II, Item 9A, “Controls and Procedures,” we have previously disclosed the identification of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiency described below created a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not have been prevented or detected on a timely basis. Accordingly, Management has concluded that this control deficiency constituted a material weakness as of June 30, 2022. Specifically, Management's controls over the accounting for complex, non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.

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

As described in Part II, Item 9A, Management began supplementing the system of internal control over financial reporting to address the material weakness. Such remediation measures may require additional time and resources and there is no assurance that these initiatives will ultimately have the intended effects. As Management continues to evaluate and work to improve our internal control over financial reporting, Management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weakness, nor can we be certain that additional actions will not be required and what costs of any such additional actions may be. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts nor that additional material weaknesses will not arise in the future or that Management has identified all material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. Any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Aircraft Fleet
We fly Boeing 737-NG aircraft, which we believe provides us significant operational and cost advantages compared to airlines that operate multiple fleet types. Flight crews are interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support are highly simplified relative to more complex fleets. As of December 31, 2022, we operated a fleet of 54 Boeing 737-NG aircraft, consisting of 53 Boeing 737-800s and one Boeing 737-700.
As of December 31, 2022, we operated 42 aircraft in our passenger fleet. Of these passenger aircraft, 13 were financed under operating or finance leases, 26 of the owned aircraft are financed and three aircraft were unencumbered. The average age of the passenger aircraft in our fleet was approximately 15 years as of December 31, 2022.
As of December 31, 2022 the Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. The leases will each have annual lease payments of approximately $2,000 for six years. We do not have an aircraft order book because we only purchase mid-life aircraft. As a result, unlike many other airlines, we are not locked into large future capital expenditures. Rather, we opportunistically take advantage of aircraft prices with purchases at the time of our choosing.
We also operate 12 aircraft dedicated to our cargo business. These freighters had an average age of 20 years as of December 31, 2022. This fleet of freighters is subleased directly from Amazon and we operate them pursuant to the ATSA. Based upon review of the ATSA, the sublease arrangement does not qualify as a lease under ASC 842, Leases, because we do not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in our financial statements for the Amazon arrangement. We may expand our freighter fleet in order to serve additional cargo customers or provide additional service to Amazon.
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
We primarily operate out of eight of the 14 gates at Terminal 2 at MSP, five of which are assigned to us on a priority basis with common use access to the remaining gates. Our leases for our terminal passenger service facilities, which include operational support space and baggage service offices, are leased on a month-to-month basis.
Gate space and ticket counter space is used and billed on a per operation (each arrival and departure) basis until an annual operating cap is met. Our leases also include two hangars:
•108,000 square foot maintenance hangar, which includes office space and is where we provide certain maintenance on our aircraft; and
•90,000 square foot office and hangar facility which has been converted into our corporate headquarters.
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

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES AND EQUITY SECURITIES
Market Information
On March 17, 2021, our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “SNCY”. Prior to that date, there was no public market for our common stock. As of December 31, 2022, there were 57,325,238 shares of common stock outstanding and held of record by approximately 60 stockholders and no shares of preferred stock were outstanding. The number of record holders of our common stock does not include Depository Trust Company ("DTC") participants or beneficial owners holding shares through nominee names.
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
As a holding company, our ability to pay dividends also depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends is restricted as a result of the Credit Agreement and may be restricted under future indebtedness that we or our subsidiaries may incur. For more information on the Company's Credit Agreement, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.
Securities Authorized for Issuance under Equity Compensation Plans
The Company has 3,600,000 shares authorized under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan, of which 3,276,169 remains available as of December 31, 2022. For more information on the Company's compensation plans, see Note 10 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	76,605	$32.87	3,276,169
Sun Country Airlines 2018 Equity Incentive Plan	4,458,450	$6.08	—
Total	4,535,055	$6.53	3,276,169

Purchases of Equity Security by the Issuer and Affiliated Purchasers
On October 31, 2022, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $50,000 of its Common Stock, $0.01 par value per share (“Common Stock”). The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans.
The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Any repurchases made under this program will be funded from the Company’s existing cash flows, or future cash flows.

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ in thousands) of Shares that May Yet be Purchased Under Plan
October 1-31, 2022	—	$—		—	$—
November 1-30, 2022	890,586		(1)	890,586	25,000
December 1-31, 2022	—	—		—	—
Total	890,586	$—		890,586	$25,000
__________________________
(1)During the fourth quarter of 2022, the Company entered into a $25,000 accelerated share repurchase program. The Company received an initial delivery of 890,586 shares at an average price of $19.65 per share during the fourth quarter of 2022. The settlement of the program occurred during January 2023, upon which the Company received an additional 480,932 shares. In total, the Company repurchased 1,371,518 shares at an average price of $18.23 per share. For more information, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Stock Performance Graph
The following graph compares the cumulative total return from March 17, 2021 through December 31, 2022 on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment on our common stock and each of the Indexes was $100 on March 17, 2021, and further assumes that all dividends are reinvested.

$160
$140
$120
$100
$80
$60
$40
3/17/2021
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
SNCY
NYSE Arca Airline Index
NASDAQ Composite Index

2022	3/31/2022	6/30/2022	9/30/2022	12/31/2022
SNCY	$71.96	$50.41	$37.41	$43.60
NYSE Arca Airline Index	70.34	48.69	43.43	46.12
NASDAQ Composite Index	105.14	81.54	78.19	77.39

2021	3/17/2021	3/31/2021	6/30/2021	9/30/2021	12/31/2021
SNCY	$100.00	$94.23	$101.73	$92.19	$74.90
NYSE Arca Airline Index	100.00	93.13	86.51	82.96	71.28
NASDAQ Composite Index	100.00	97.94	107.24	106.83	115.67
The stock performance depicted in the graph above represents historical performance and is not to be relied upon as indicative of future performance.
ITEM 6: [RESERVED]
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms "Sun Country," "we," "us" and "our" refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2022 and 2021. Also discussed is our financial position as of

December 31, 2022 and 2021. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2020 items and fiscal year 2021 compared to fiscal year 2020, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission and is incorporated herein by reference. This section should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report titled “Risk Factors” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report. The “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” should be read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and VFR passengers and charter customers and providing CMI service to Amazon, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our scheduled service, charter and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.
Our scheduled service business combines low costs with a high-quality product to generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs, resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. For example, our product includes more legroom than ULCCs, complimentary beverages, in-flight entertainment, and in-seat power, none of which are offered by ULCCs.
Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy both because it provides both inherent diversification and downside protection as well as because it is synergistic with our other businesses. Our charter business has several favorable characteristics, including: large repeat customers, more stable demand than scheduled service flying, and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the DoD, and collegiate and professional sports teams. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the U.S. Department of Defense and sports teams still fly during normal economic downturns and our casino contracts are long-term in nature.
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
During the year ended December 31, 2022, we have continued to see recovery in demand from the COVID-19 virus and its variants relative to demand in 2021, which may impact the comparability of results presented. However, the ongoing impact of the COVID-19 pandemic virus and its variants on overall demand for future air travel remains uncertain and cannot be predicted at this time. While the COVID-19 pandemic induced an industry downturn, we believe that our investments have positioned us to profitably grow our business in the long term following the continued recovery of the U.S. airline industry.
2022 operational challenges, driven by training throughput issues and uncertainties in pilot staffing, fuel price increases due to geopolitical events, and the impact of macroeconomic conditions including inflationary pressures have impacted the Company, as well as the industry. In the near term, current airline travel demand will partially offset the additional costs associated with operational challenges, fuel price increases, and other inflationary pressures. Our flexible business model gives us the ability to adjust our services in response to these market conditions, which is targeted at producing the highest possible returns for Sun Country.
For more information on our business and strategic advantages, see the "Business" section within Part I, Item 1 of this Annual Report.
Operating Revenues
Scheduled Service. Scheduled service revenue consists of base fares and expired passenger travel credits.
Charter Service. Charter service revenue consists of revenue earned from our charter business, primarily generated through our service to the U.S. Department of Defense, collegiate and professional sports teams, and casinos.
Ancillary. Ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales.
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
Aircraft Rent. Aircraft rent expense consists of monthly lease charges for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent, which consists of maintenance reserves paid to aircraft lessors in advance of the performance of significant maintenance activities that are not probable of being reimbursed to us by the lessor during the lease term, as well as lease return costs, which consist of all costs that would be incurred at the return of the aircraft, including costs incurred to return the airframe and engines to the condition required by the lease. Aircraft rent expense is partially offset by the amortization of over-market liabilities related to unfavorable terms of our operating leases and maintenance reserves which existed as of the date of our acquisition by the Apollo Funds in 2018. See Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this report for further information on the over-market liabilities.
Maintenance. Maintenance expense includes the cost of all parts, materials and fees for repairs performed by us and our third-party vendors to maintain our fleet. It excludes direct labor costs related to our own mechanics, which are included in salaries, wages, and benefits expense. It also excludes maintenance expenses, which are deferred based on the built-in overhaul method for owned and finance leased aircraft, which is subsequently amortized as a component of depreciation and amortization expense. Certain maintenance expenses are reduced by the amortization of a liability (or contra-asset) established at the time of our acquisition by the Apollo Funds in 2018 related to maintenance events incurred by the new owners of Sun Country, but paid for by the previous owners. For more information on these maintenance expense credits, see Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this report.
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
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of fixed assets we own, amortization of leasehold improvements, amortization of finance leased assets, as well as the amortization of finite-lived intangible assets. It also includes the depreciation of significant maintenance expenses deferred under the built-in overhaul method for owned and certain finance leased aircraft.
Ground Handling. Ground handling includes ground services at airports, including baggage handling, ticket counter and other ground services.
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
Other, net. Other expenses include activities not classified in any other area of the Consolidated Statements of Operations, such as changes in the TRA Liability.

Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.
Prior Periods' Financial Statement Revisions
As described in Note 2 to the Consolidated Financial Statements, we have revised previously issued financial statements to correct an immaterial misstatement. Accordingly, all prior period numbers included in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effect of the revisions.

Operating Statistics
Key Operating Statistics and Metrics

	Year Ended December 31, 2022 (1)				Year Ended December 31, 2021 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	23,166	8,616	11,619	43,686	19,706	7,093	11,295	38,317
Block hours (2)	76,081	17,788	32,691	127,361	64,584	14,967	33,934	114,106
Aircraft miles (2)	30,413,446	6,295,154	12,502,451	49,438,373	26,228,100	5,483,145	13,372,671	45,269,162
ASMs (thousands) (2)	5,637,233	1,093,530		6,771,340	4,844,203	951,086		5,826,827
TRASM (cents)	11.40	14.78		11.87	8.35	13.39		9.12
Average passenger aircraft during the period (3)				35.9				32.2
Passenger aircraft at end of period (3)				42				36
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (3)				7.2				6.8
Average stage length (miles)				1,155				1,183
Revenue passengers carried (4)	3,598,584				2,733,364
Revenue passenger miles (RPMs) (thousands) (4)	4,706,996				3,618,208
Load factor (4)	83.5%				74.7%
Average base fare per passenger (4)	$121.80				$102.21
Ancillary revenue per passenger (4)	$53.49				$42.89
Charter revenue per block hour		$9,086				$8,508
Fuel gallons consumed (thousands) (2)	59,222	12,055		71,690	49,685	10,729		60,739
Fuel cost per gallon, excluding derivatives and other items				$3.75				$2.19
Employees at end of period				2,510				2,181
CASM (cents) (5)				12.39				8.77
Adjusted CASM (cents) (6)				7.04				6.48
__________________________
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

Results of Operations
For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		$ Change	% Change
	2022	2021
Operating Revenues:
Scheduled Service	$438,308	$279,377	$158,931	57%
Charter Service	161,619	127,331	34,288	27%
Ancillary	192,506	117,237	75,269	64%
Passenger	792,433	523,945	268,488	51%
Cargo	90,350	91,428	(1,078)	(1)%
Other	11,661	7,642	4,019	53%
Total Operating Revenues	894,444	623,015	271,429	44%
Operating Expenses:
Aircraft Fuel	268,363	129,110	139,253	108%
Salaries, Wages, and Benefits	245,855	178,207	67,648	38%
Aircraft Rent	8,768	17,653	(8,885)	(50)%
Maintenance	46,604	40,095	6,509	16%
Sales and Marketing	31,053	22,060	8,993	41%
Depreciation and Amortization	67,641	57,075	10,566	19%
Ground Handling	33,816	26,981	6,835	25%
Landing Fees and Airport Rent	45,658	40,726	4,932	12%
Special Items, net	—	(72,419)	72,419	(100)%
Other Operating, net	90,978	71,580	19,398	27%
Total Operating Expenses	838,736	511,068	327,668	64%
Operating Income	55,708	111,947	(56,239)	(50)%
Non-operating Income (Expense):
Interest Income	4,527	85	4,442	NM
Interest Expense	(31,018)	(26,326)	(4,692)	18%
Other, net	(5,235)	14,624	(19,859)	NM
Total Non-operating Income (Expense), net	(31,726)	(11,617)	(20,109)	173%
Income before Income Tax	23,982	100,330	(76,348)	(76)%
Income Tax Expense	6,306	19,082	(12,776)	(67)%
Net Income	$17,676	$81,248	$(63,572)	(78)%
__________________________
“NM” stands for not meaningful
Total Operating Revenues increased $271,429, or 44%, to $894,444 for the year ended December 31, 2022 from $623,015 for the year ended December 31, 2021. The increase was largely driven by an increase in demand for passenger service during the year ended December 31, 2022 as compared to 2021, which was significantly impacted by a decrease in passenger demand due to the COVID-19 pandemic.

Scheduled Service. Scheduled service revenue increased by $158,931, or 57%, to $438,308 for the year ended December 31, 2022 from $279,377 for the year ended December 31, 2021. The table below presents select operating data for scheduled service:

	Year Ended December 31,		Change		% Change
	2022	2021
Departures	23,166	19,706	3,460		18%
Passengers	3,598,584	2,733,364	865,220		32%
Average base fare per passenger	$121.80	$102.21	$19.59		19%
RPMs (thousands)	4,706,996	3,618,208	1,088,788		30%
ASMs (thousands)	5,637,233	4,844,203	793,030		16%
TRASM (cents)	11.40	8.35	3.05		37%
Passenger load factor	83.5%	74.7%	8.8	pts	N/A
The significant year-over-year increases in all scheduled service operating data was primarily the result of the continued recovery in demand from the COVID-19 pandemic during the year ended December 31, 2022, relative to the same period in 2021. The year-over-year increase in demand is demonstrated by a 32% increase in passengers, a 19% increase in the average base fare per passenger, and an 8.8 percentage point increase in load factor. The year-over-year revenue increase is slightly offset by the introduction of a new Ancillary product, which reclassified approximately $30,409 of revenue, that would have been previously recognized within Scheduled Service, to Ancillary.
Charter Service. Charter service revenue increased $34,288, or 27%, to $161,619 for the year ended December 31, 2022, from $127,331 for the year ended December 31, 2021. The increase in Charter service revenue was driven by the increase in rates and a 19% increase in Charter block hours, due to the continued recovery from the COVID-19 pandemic and new charter agreements that began operations during 2022. Charter revenue per block hour was $9,086 for the year ended December 31, 2022, as compared to $8,508 for the year ended December 31, 2021, for an increase of 7%. Rates in 2021 suffered from significant competitive pressure because other carriers had excess aircraft, crew, and resources to operate charter capacity. Charter revenue per block hour for the year ended December 31, 2022 was further benefited by increased rates for fuel reimbursements as a result of the year-over-year increase in fuel prices.
Ancillary. Ancillary revenue increased by $75,269, or 64%, to $192,506 for the year ended December 31, 2022, from $117,237 for the year ended December 31, 2021. Ancillary revenue was $53.49 per passenger in the year ended December 31, 2022, up $10.60, or 25%, from the year ended December 31, 2021. The 32% increase in Scheduled Service passengers during the period resulted in greater sales of air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales. Ancillary revenue for the year ended December 31, 2022 was further benefited by the introduction of a new ancillary product that began in the second quarter of 2022. This new product reclassified approximately $30,409 of revenue, that would have been previously recognized within Scheduled Service, to Ancillary.
Cargo. Revenue from cargo services was $90,350 for the year ended December 31, 2022, as compared to $91,428 for the year ended December 31, 2021. The number of departures increased by 3% year-over-year; however, block hours declined 4%. This was primarily due to shorter and more frequent flights in the schedule when compared to 2021, and heavy maintenance visits on all aircraft limited the level of operations. Operational factors and an approximately $1,700 one-time revenue benefit recognized in 2021 also contributed to the year-over-year revenue decrease.
Other. Other revenue was $11,661 for the year ended December 31, 2022, as compared to $7,642 for the year ended December 31, 2021. The increase was primarily driven by an increase in revenue from Sun Country Vacations as a result of higher year-over-year bookings.

Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expense, excluding derivatives and other items, is the best measure of the effect of fuel prices on our business as it consists solely of direct fuel expenses that are related to our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding gains related to fuel hedge derivative contracts and certain costs that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
The primary components of Aircraft Fuel expense are shown in the following table:

	Year Ended December 31,		Change	% Change
	2022	2021
Total Aircraft Fuel Expense	$268,363	$129,110	$139,253	108%
Exclude: Fuel Derivative Gains	—	3,527	(3,527)	NM
Other Excluded Items	739	335	404	121%
Aircraft Fuel Expense, Excluding Derivatives and Other Items	$269,102	$132,972	$136,130	102%
Fuel Gallons Consumed (thousands)	71,690	60,739	10,951	18%
Fuel Cost per Gallon, Excluding Derivatives and Other Items	$3.75	$2.19	$1.56	71%
_________________________
(1)"NM" stands for not meaningful
The increase in Aircraft Fuel expense was mainly driven by the 71% increase in the average price per gallon of fuel due to current market conditions, which have been impacted by global geopolitical events, and an 18% increase in fuel gallons consumed resulting from a recovery in demand as demonstrated by an 18% increase in Passenger Service block hours.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $67,648, or 38%, to $245,855 for the year ended December 31, 2022, as compared to $178,207 for the year ended December 31, 2021. The increase was driven by the new collective bargaining agreement for our pilots, which went into effect in the first quarter of 2022, increased per unit costs, increase in headcount, and an increase in Passenger Service block hours. The average employee headcount as of December 31, 2022 was 2,324, as compared to 1,884 as of December 31, 2021, for an increase of 440, or 23%. The increase in employee headcount was to support all lines of business during the ongoing recovery from the impacts of the COVID-19 pandemic.
Aircraft Rent. Aircraft rent expense decreased $8,885, or 50%, to $8,768 for the year ended December 31, 2022, as compared to $17,653 for the year ended December 31, 2021. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). Specifically, in 2022, we executed lease amendments which modified two aircraft from operating leases to finance leases and purchased two aircraft previously classified as operating leases. For the year ended December 31, 2022 and 2021, there were an average of four and seven aircraft under operating leases, respectively.
Maintenance. Maintenance materials and repair expense increased $6,509, or 16%, to $46,604 for the year ended December 31, 2022, as compared to $40,095 for the year ended December 31, 2021. The increase in maintenance expense was primarily driven by increased departures and block hours across the Passenger segment, an increase in line maintenance for the Cargo fleet, and increased per unit costs due to incremental contract labor spend.
Sales and Marketing. Sales and marketing expense increased $8,993, or 41%, to $31,053 for the year ended December 31, 2022, as compared to $22,060 for the year ended December 31, 2021. Passenger revenue increased 51% between these two periods leading to nearly $7,800 in increased credit card processing, GDS, and OTA fees during this time period.

Depreciation and Amortization. Depreciation and amortization expense increased $10,566, or 19%, to $67,641 for the year ended December 31, 2022, as compared to $57,075 for the year ended December 31, 2021. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that results in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). For the years ended December 31, 2022 and 2021, there were an average of 25 and 19 owned aircraft and 11 and seven finance leases, respectively.
Ground Handling. Ground handling expense increased $6,835, or 25%, to $33,816 for the year ended December 31, 2022, as compared to $26,981 for the year ended December 31, 2021. The increase was primarily driven by the 19% increase in Passenger segment departures due to the continued recovery in demand from the COVID-19 pandemic and new charter agreements that began operations during 2022.
Landing Fees and Airport Rent. Landing fees and airport rent increased $4,932, or 12%, to $45,658 for the year ended December 31, 2022, as compared to $40,726 for the year ended December 31, 2021. The increase was primarily driven by the 19% increase in Passenger segment departures due to the continued recovery in demand from the COVID-19 pandemic and new charter agreements that began operations during 2022.
Special Items, net. There were no Special Items recorded for the year ended December 31, 2022, as compared to a net benefit of $72,419 for the year ended December 31, 2021. The net benefit was primarily driven by the payroll support received under the CARES Act. For more information on Special Items, see Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Other Operating, net. Other operating, net expense increased $19,398, or 27%, to $90,978 for the year ended December 31, 2022, as compared to $71,580 for the year ended December 31, 2021, mainly due to increased departures within the Passenger segment, which resulted in higher crew and other employee travel costs, catering expenses, and other operational overhead costs, as well as an increase in rates associated with these expenditures.
Non-operating Income (Expense)
Interest Income. Interest income was $4,527 for the year ended December 31, 2022 primarily due to the change in investment strategy which led to the purchase of debt securities during 2022. Interest income for the year ended December 31, 2021 was nominal.
Interest Expense. Interest expense increased $4,692, or 18%, to $31,018 for the year ended December 31, 2022, as compared to $26,326 for the year ended December 31, 2021. The increase was primarily due to a larger mix of owned aircraft that were financed or refinanced with the proceeds from the 2022-1 EETC, as well as an increase in aircraft accounted for as finance leases during the year ended December 31, 2022. For more information on the Company's Debt, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Other, net. Other, net decreased by $19,859 to a net expense of $5,235 for the year ended December 31, 2022, as compared to net benefit of $14,624 for the year ended December 31, 2021. The increase was primarily due to the $5,000 adjustment to increase the estimated Tax Receivable Agreement ("TRA") liability as of December 31, 2022, as compared to the $16,400 adjustment to decrease the estimated TRA liability as of December 31, 2021. For more information on the TRA liability, see Note 15 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.
Income Tax Expense (Benefit). The Company's effective tax rate increased by 7.3% to 26.3% for the year ended December 31, 2022, as compared to 19.0% for the year ended December 31, 2021. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The year-over-year increase in the effective tax rate was impacted by the non-taxable adjustments of the TRA liability, which was a $5,000 expense in 2022 as compared to a $16,400 benefit in 2021.

Segment Information
For the Years Ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$804,094	$90,350	$894,444	$531,587	$91,428	$623,015
Operating Expenses:
Aircraft Fuel	268,279	84	268,363	128,863	247	129,110
Salaries, Wages, and Benefits	189,134	56,721	245,855	135,721	42,486	178,207
Aircraft Rent	8,768	—	8,768	17,653	—	17,653
Maintenance	33,293	13,311	46,604	29,537	10,558	40,095
Sales and Marketing	31,053	—	31,053	22,060	—	22,060
Depreciation and Amortization	67,530	111	67,641	56,970	105	57,075
Ground Handling	33,808	8	33,816	26,981	—	26,981
Landing Fees and Airport Rent	45,234	424	45,658	40,230	496	40,726
Special Items, net	—	—	—	(54,019)	(18,400)	(72,419)
Other Operating, net	71,148	19,830	90,978	56,428	15,152	71,580
Total Operating Expenses	748,247	90,489	838,736	460,424	50,644	511,068
Operating Income (Loss)	$55,847	$(139)	$55,708	$71,163	$40,784	$111,947
Adjustment for Special Items	—	—	—	(54,019)	(18,400)	(72,419)
Operating Income (Loss), Excluding Special Items	$55,847	$(139)	$55,708	$17,144	$22,384	$39,528
Operating Margin %, Excluding Special Items	6.9%	(0.2)%	6.2%	3.2%	24.5%	6.3%
Passenger. Passenger operating income decreased by $15,316 to $55,847 for the year ended December 31, 2022 from $71,163 for the year ended December 31, 2021. Operating Margin Percentage, Excluding Special Items, net increased by 3.7 percentage points, to 6.9%, from 3.2% over the same periods. The year-over-year decrease in Passenger Operating Income is primarily driven by the allocated payroll support received under the CARES Act during the first half of 2021, recognized within Special Items, net; an increase in Aircraft Fuel expense due to market conditions from geopolitical events; and an increase in Salaries, Wages, and Benefits driven by the new CBA for our pilots that went into effect in the beginning of 2022. The increase in Operating Margin Percentage, Excluding Special Items, net was primarily driven by the year-over-year increases in revenue across all Passenger segment business lines, partially offset by the increases in Aircraft Fuel expense and Salaries, Wages, and Benefits. The CARES Act credits were allocated to both the Passenger and Cargo segment results based on their respective segment salaries, wages, and benefits. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo had an operating loss of $139 for the year ended December 31, 2022, as compared to operating income of $40,784 for the year ended December 31, 2021, which is a decrease of $40,923. Operating Margin Percentage, Excluding Special Items, net decreased by 24.7 percentage points, to (0.2)%, over the same periods. The decrease in Operating Income was primarily driven by the allocated payroll support received under the CARES Act during the first half of 2021, recognized within Special Items, net, a revenue benefit recognized in the prior period, a year-over-year increase in Salaries, Wages, and Benefits driven by the new CBA for our pilots that went into effect in the beginning of 2022, and decreased block hours. The year-over-year decrease in Operating Margin Percentage, Excluding Special Items, net was driven by the factors listed above, excluding the benefit recognized as a result of the allocated payroll support received under the CARES Act during the first half of 2021. The CARES Act credits were allocated to both the Passenger and Cargo segment results based on their respective segment salaries, wages, and benefits. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above, where we describe the cargo expenses embedded within each financial statement line item.
Non-GAAP Financial Measures
We sometimes use information that is derived from the Consolidated Financial Statements, but that is not presented in accordance with GAAP. We believe these non-GAAP measures provide a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. We believe certain charges included in our operating expenses on a GAAP basis make it difficult to compare our current period results to prior periods as well as future periods and guidance. The tables below show a reconciliation of non-GAAP financial measures used in this Annual Report to the most directly comparable GAAP financial measures.
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
The measures described above have limitations as analytical tools. Some of the limitations applicable to these measures include: they do not reflect the impact of certain cash and non-cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate these non-GAAP measures differently than we do, limiting each measure’s usefulness as a comparative measure. Because of these limitations, the following non-GAAP measures should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP and may not be the same as or comparable to similarly titled measures presented by other companies due to the possible differences in the method of calculation and in the items being adjusted.
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

	Year Ended December 31,
	2022	2021
Adjusted Operating Income Margin reconciliation:
Operating Revenue	$894,444	$623,015
Operating Income	55,708	111,947

Special Items, net (a)	—	(72,419)
Stock compensation expense	2,774	5,562
TRA expenses (b)	—	320
Other Adjustments (c)	—	3,015
Adjusted Operating Income	$58,482	$48,425
Operating Income Margin	6.2%	18.0%
Adjusted Operating Income Margin	6.5%	7.8%
__________________________

(a)	The adjustments include Special Items, net, as presented in Note 17 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
(b)
This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 15 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

(c)	Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA.

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Year Ended December 31,
	2022	2021
Adjusted Net Income reconciliation:
Net Income	$17,676	$81,248

Special Items, net (a)	—	(72,419)
Stock compensation expense	2,774	5,562
(Gain) Loss on asset transactions, net (b)	(318)	3
Early pay-off of US Treasury loan	—	842
Loss on refinancing credit facility	1,557	382
Secondary Offering Costs	—	1,763
TRA expenses (c)	—	320
TRA adjustment (d)	5,000	(16,400)
Other Adjustments (e)	—	3,015
Income tax effect of adjusting items, net (f)	(923)	13,922
Adjusted Net Income	$25,766	$18,238
__________________________

(a)	The adjustments include Special Items, net, as presented in Note 17 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
(b)	Due to changes in the Company’s operations, Management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(c)
This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 15 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).
(e)	Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA.
(f)	The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period. The TRA adjustment is not tax deductible and therefore not included in this adjustment.

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Year Ended December 31,
	2022	2021
Adjusted EBITDA Reconciliation:
Net Income	$17,676	$81,248
Special Items, net (a)	—	(72,419)
Stock Compensation expense	2,774	5,562
(Gain) Loss on asset transactions, net (b)	(318)	3
Secondary Offering Costs	—	1,763
TRA expenses (c)	—	320
TRA adjustment (d)	5,000	(16,400)
Interest Income	(4,527)	(85)
Interest expense	31,018	26,326
Provision for income taxes	6,306	19,082
Depreciation and Amortization	67,641	57,075
Other Adjustments (e)	—	3,015
Adjusted EBITDA	$125,570	$105,490
__________________________

(a)	The adjustments include Special Items, net, as presented in Note 17 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
(b)	Due to changes in the Company’s operations, Management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted EBITDA because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(c)
This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 15 of the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

(d)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense).
(e)	Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA.
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
As derivations of Adjusted CASM are not determined in accordance with GAAP, such measures are susceptible to varying calculations and not all companies calculate the measures in the same manner. As a result, derivations of Adjusted CASM as presented may not be directly comparable to similarly titled measures presented by other companies. Adjusted CASM should not be considered in isolation or as a replacement for CASM. For the aforementioned reasons, Adjusted CASM has significant limitations which affect its use as an indicator of our profitability. Accordingly, readers are cautioned not to place undue reliance on this information.
The following tables present the reconciliation of CASM to Adjusted CASM.

	Year Ended December 31,
	2022		2021
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$838,736	12.39	$511,068	8.77
Less:
Aircraft Fuel	268,363	3.96	129,110	2.22
Stock Compensation expense	2,774	0.04	5,562	0.10
Special Items, net (a)	—	—	(72,419)	(1.25)
TRA Expense (b)	—	—	320	0.01
Cargo expenses, not already adjusted above	89,765	1.33	67,203	1.15
Sun Country Vacations	1,043	0.02	781	0.01
Other Adjustments (c)	—	—	3,015	0.05
Adjusted CASM	$476,791	7.04	$377,496	6.48

Available Seat Miles	6,771,340		5,826,827
__________________________

(a)	The adjustments include Special Items, net, as presented in Note 17 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this report.
(b)	This represents the one-time costs to establish the TRA liability with our TRA holders. See Note 15 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this report.
(c)	Other adjustments for the year ended December 31, 2021 included an adjustment to expenses related to pilot vacation time resulting from the new CBA.
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
Our primary sources of liquidity as of December 31, 2022 included our existing cash and cash equivalents of $92,086 and short-term investments of $178,936, our expected cash generated from operations, and the $24,650 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $10,842 as of December 31, 2022, which consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.

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
We believe that our unrestricted cash and cash equivalents, short-term investments, and availability under our Revolving Credit Facility, combined with expected future cash flows from operations, will be sufficient to fund our operations and meet our debt payment obligations for at least the next twelve months. However, we cannot predict what the effect on our business and financial position might be from a change in the competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, pandemics, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions, geopolitical factors, regulations, or acts of terrorism.
Aircraft – As of December 31, 2022, we operated a fleet of 54 Boeing 737-NG aircraft. This includes 42 aircraft in the passenger fleet and 12 cargo operated aircraft through the ATSA. During the year ended December 31, 2022, the Company acquired seven incremental aircraft, five of which were financed using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC"), and two through finance lease arrangements. An owned aircraft was retired due to the aircraft sustaining damage beyond economic repair.
During the year ended December 31, 2022, the Company completed transactions that adjusted the composition of its fleet. The Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the classification from operating leases to finance leases with expiration dates in fiscal year 2026. The Company purchased two aircraft previously classified as finance leases, using proceeds from the 2022-1 EETC. Additionally, the Company purchased two aircraft previously classified as operating leases, both of which are now unencumbered.
We may finance additional aircraft through debt financing or finance leases based on market conditions, our prevailing level of liquidity and capital market availability. We may also enter into new operating leases on an opportunistic basis. For more information on our fleet and leases, see Note 6 and Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance of scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Consolidated Balance Sheets. As of December 31, 2022, we had $33,674 of total Lessor Maintenance Deposits.
Investments - The Company invests its cash and cash equivalents in highly liquid securities with strong credit ratings. As of December 31, 2022, the Company held $172,635 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
The Company also holds $6,301 of Certificates of Deposit that are included in Investments on the Consolidated Balance Sheets as of December 31, 2022.
CARES Act - During 2021, we received grants totaling $71,587 from the Treasury under the CARES Act Payroll Support Program. We also received a CARES Act Loan of $45,000 in October 2020, which was repaid in full on March 24, 2021 using proceeds from the IPO.
In accordance with any grants and/or loans received under the CARES Act, we are required to comply with the relevant provisions of the CARES Act and the related implementing agreements. Restrictions on the payment of certain executive compensation continue through April 1, 2023. Due to an administrative issue, during the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the limit under the CARES Act by $319. Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash compensation and equity awards that could be monetized exceed the CARES Act limit. The Company did not accrue any amounts related to this matter as of December 31, 2022. To the extent we are deemed to have failed to remain in full compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions, which may adversely affect our business, results of operations and financial condition. For more information on the CARES Act provisions, see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Credit Facilities - The Company uses its Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. On February 10, 2021, we entered into a Credit Agreement which included a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility ("DDTL"). The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with this covenant as of December 31, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. The Company repaid the outstanding balance for the DDTL in full in March 2022 using proceeds it received from the 2022-1 EETC. No amounts under the DDTL are available to the Company as of December 31, 2022. As of December 31, 2022, the Company had $24,650 of financing available through the Revolving Credit Facility.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance, aircraft. In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The 2019-1 EETC is payable in semi-annual installments, in June and December, through December 2027.
In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The 2022-1 EETC is secured by a lien on the financed or refinanced aircraft and is cross collateralized by the other aircraft financed through the issuance. The Company is required to make semi-annual principal and interest payments each March and September. The first payment occurred on September 15, 2022.
For more information on our credit facilities or debt, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
TRA Liability - In connection with the Company’s IPO, the Company entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). The Company will retain the benefit of the remaining 15% of these cash savings.
Pursuant to certain CARES Act restrictions, payments under the TRA were prohibited through September 30, 2022. The Company expects to make payments under the TRA starting in 2023. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized.

The table below presents the major indicators of financial condition and liquidity:

	December 31,
	2022	2021
Cash and Cash Equivalents	$92,086	$309,338
Available-for-Sale Securities	172,635	—
Amount Available Under Revolving Credit Facility	24,650	25,000
Total Liquidity	$289,371	$334,338

	December 31,
	2022	2021
Total Debt, net	$352,235	$277,426
Finance Lease Obligations	251,296	192,155
Operating Lease Obligations	26,132	76,041
Total Debt and Lease Obligations	629,663	545,622
Stockholders' Equity	492,712	490,589
Total Invested Capital	$1,122,375	$1,036,211

Debt-to-Capital	0.56	0.53
Sources and Uses of Liquidity

	Year Ended December 31,		$ Change	% Change
	2022	2021
Total Operating Activities	$127,440	$158,976	$(31,536)	(20)%

Investing Activities:
Purchases of Property & Equipment	(187,922)	(123,332)	(64,590)	52%
Proceeds from the Sale of Property & Equipment	2,451	56	2,395	NM
Proceeds from Insurance Settlements	8,865	—	8,865	NM
Purchases of Investments	(178,960)	(1,797)	(177,163)	NM
Proceeds from the Sale of Investments	1,236	1,137	99	9%
Proceeds from the Maturities of Investments	5,000	—	5,000	NM
Total Investing Activities	(349,330)	(123,936)	(225,394)	182%

Financing Activities:
Cash from Stock Offering, net	—	227,510	(227,510)	NM
Proceeds from Stock Option and Warrant Exercises, net	1,934	4,233	(2,299)	(54)%
Common Stock Repurchases	(25,054)	—	(25,054)	NM
Proceeds from Borrowings	188,277	80,500	107,777	134%
Repayment of Finance Lease Obligations	(42,062)	(11,931)	(30,131)	253%
Repayment of Borrowings	(113,492)	(85,370)	(28,122)	33%
Debt Issuance Costs	(2,570)	(2,560)	(10)	—%
Total Financing Activities	7,033	212,382	(205,349)	(97)%
Net (Decrease) Increase in Cash	$(214,857)	$247,422	$(462,279)	(187)%
__________________________
“Cash” consists of Cash, Cash Equivalents and Restricted Cash
“NM” stands for not meaningful

Operating Cash Flow Activities
Operating activities in the years ended December 31, 2022 and 2021 provided $127,440 and $158,976 of cash, respectively. During the years ended December 31, 2022 and 2021, Net Income was $17,676 and $81,248, respectively. Net Income in 2021 benefited from $71,587 in grants received under the CARES Act. For more information on the components of Net Income for the years ended December 31, 2022 and 2021 refer to the Consolidated Results of Operations discussion above.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Air Traffic liabilities have increased year-over-year by $39,433, or 33%, largely driven by an increase in demand for passenger service as compared to 2021, which was significantly impacted by a decrease in passenger demand due to the COVID-19 pandemic.
Fuel. Fuel expense represented approximately 32% and 25% of our total operating expense for the years ended December 31, 2022 and 2021, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption has increased by 18% year-over-year, consistent with increased passengers as the impact of the pandemic subsides. Additionally, the average cost per gallon increased by 71% year-over-year due to current market conditions, which have been impacted by global geopolitical events.
CARES Act. During the year ended December 31, 2021 we received $71,587 in CARES Act grants.
Operating Leases. Payments for our Operating Lease Liabilities decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases to owned aircraft or finance leases. Specifically, in 2022, we executed lease amendments which modified two aircraft from operating leases to finance leases and purchased two aircraft previously classified as operating leases. For the year ended December 31, 2022 and 2021, there were an average of four and seven aircraft under operating leases, respectively. As of December 31, 2022, we operated two aircraft under operating leases.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $187,922 and $123,332 for the years ended December 31, 2022 and 2021, respectively. Our capital expenditures during the year ended December 31, 2022 primarily included the purchase of five incremental aircraft, two aircraft off operating leases, five spare engines, a flight simulator, and other miscellaneous assets.
Our capital expenditures during the year ended December 31, 2021 were primarily related to the purchases of six existing aircraft previously under operating leases that were financed through draws on the DDTL, one incremental aircraft, and a flight simulator.
Investments. During 2022, the Company purchased $178,960 of investments as part of a change in investment strategy which led to the purchase of debt securities.
Financing Cash Flow Activities
Debt. In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. Five of these aircraft were owned fleet assets previously financed by the DDTL, which was repaid with the proceeds from the 2022-1 EETC.
In the year ended December 31, 2021, we incurred $80,500 in new debt under the $90,000 Delayed Draw Term Loan Facility, primarily to purchase six aircraft, which were previously under operating leases. We repaid in full the Cares Act Loan on March 24, 2021 using the proceeds from the IPO. In addition, we repaid $39,951 of other debt.

For additional information regarding these financing arrangements, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Finance Leases. Our repayments of finance lease obligations were $42,062 and $11,931 for the years ended December 31, 2022 and 2021, respectively. During 2022, the Company purchased two aircraft previously classified as finance leases using proceeds from the 2022-1 EETC. The resulting cash outflows are recorded as payments for finance lease obligations. There were no similar transactions during the year ended December 31, 2021. The year-over-year increase was further impacted by change in the composition of our aircraft fleet that results in an increased number of aircraft operated under finance leases. For the years ended December 31, 2022 and 2021, there were an average of 11 and seven finance leases, respectively. As of December 31, 2022, the Company operated 11 aircraft under finance leases.
Common Stock Repurchases. On October 31, 2022, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $50,000 of its Common Stock, $0.01 par value per share (“Common Stock”). The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans. During the fourth quarter of 2022, the Company entered into a $25,000 Accelerated Share Repurchase Program. The Company received an initial delivery of 890,586 shares at an average price of $19.65 per share during the fourth quarter of 2022. The settlement of the program occurred during January 2023, upon which the Company received an additional 480,932 shares. In total, the Company repurchased 1,371,518 shares at an average price of $18.23 per share.
As of December 31, 2022, the Company had $25,000 of Board authorization remaining to purchase shares of its Common Stock. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
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
Pass-Through Trusts. We have equipment notes outstanding issued under the 2019-1 EETC and 2022-1 EETC. Generally, the structure of the EETC financings consists of pass-through trusts created by us to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of Sun Country. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by us and secured by our aircraft. The payment obligations under the equipment notes are those of Sun Country. We use these certificates to finance or refinance aircraft purchases. The obligations are listed in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Fuel Consortia. We currently participate in fuel consortia at Minneapolis-Saint Paul International Airport, Las Vegas International Airport, Dallas-Fort Worth International Airport, San Diego International Airport, Los Angeles International Airport, Seattle Tacoma International Airport, Portland International Airport, Phoenix Sky Harbor International Airport, Orlando International Airport, Southwest Florida International Airport and San Francisco International Airport and we expect to expand our participation with other airlines in fuel consortia and fuel committees at our airports where economically beneficial. These agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Consortia that are governed by interline agreements are either, 1) not variable interest entities (“VIEs”) because they are not legal entities, or 2) are variable interest entities, but the Company is not deemed the primary beneficiary. Therefore, these agreements are not reflected on our Consolidated Balance Sheets. There are no assets or liabilities on our Balance Sheets related to these VIEs, since our participation is limited to purchasing aircraft fuel.
We have no other off-balance sheet arrangements.

Commitments and Contractual Obligations
Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt. For further detail of our long-term debt and the timing of expected future payments, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report. Interest coupon payments on the Company's EETC financings are paid semi-annually.
•Aircraft Leases and Maintenance Reserves. For more information of our operating and finance leases, as well as the timing of expected future lease payments, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report.
•TRA Liability. For more information on the TRA liability to be paid to our pre-IPO stockholders, see Note 15 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report.
During the second quarter of 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The best estimate of this event was recorded as of the second quarter, the estimate has since been revised. The impact of the retirement was not material to the Company's Consolidated Results of Operations. The estimate will continue to be revised when additional information becomes available or when the contingency is finalized. The Company does not believe the finalization of the contingency will have a material effect on the Company's Consolidated Results of Operations.
As of December 31, 2022 the Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. The leases will each have annual lease payments of approximately $2,000 for six years.
As of December 31, 2022 the Company had a commitment to purchase an engine for approximately $4,500. The engine was purchased and delivered in January 2023.
For additional information, refer to Note 18 Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2022.
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
Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments, or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria:
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
We have identified the following critical accounting policies:
–Revenue Recognition
–Loyalty Program Accounting
–Asset Impairment Analysis
–Valuation of the Tax Receivable Agreement TRA Liability

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
Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. As of December 31, 2022 and 2021, the Company’s air traffic liability included $10,192 and $10,924, respectively, related to travel credits for future travel. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. During the years ended December 31, 2022 and 2021, the Company recorded $12,560 and $12,456, respectively, of estimated travel credit breakage. A portion of travel credits will expire unused, at which time any remaining revenue is recognized.
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
For the year ended December 31, 2022, a 10% change in the Company’s estimated travel credit breakage rate would have resulted in a change to Passenger Revenue of approximately $921.
There are no critical accounting estimates associated with Charter or Cargo revenue recognition that would materially impact the amount of revenue recognized in any specific period.
Loyalty Program Accounting
The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. The Company records a liability for loyalty points earned by passengers under the Sun Country Rewards program using two methods: 1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value, net of breakage, and 2) a liability for points attributed to loyalty points issued to the Company’s co-branded credit card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The Company’s Sun Country Rewards program allows for the redemption of loyalty points to include payment towards air travel, land travel, taxes, and other ancillary purchases. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impacts the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue). The Company records an estimate for loyalty points breakage in Passenger Revenue upon issuance of the loyalty points. Loyalty points held by co-branded credit card members do not expire. All other loyalty points expire if unused after three years.
Loyalty Points Earned Through Travel Purchases. Passenger sales that earn Sun Country Rewards provide customers with travel services and loyalty points, which are each considered distinct performance obligations. The Company values each performance obligation on a standalone basis. The Company determines the standalone selling price of loyalty points issued using a redemption value approach, which considers the value a passenger will receive upon redemption of the loyalty points. Consideration allocated to loyalty points is deferred, net of estimated breakage, and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs.
Loyalty Points Earned through the Co-Branded Credit Card Program. Under the Company's co-branded credit card program, funds received for the marketing of a co-branded credit card and delivery of loyalty points are accounted for as a multiple-deliverable arrangement. The Company determined that the arrangement has two distinct performance obligations: (1) loyalty points to be awarded; and, (2) use of our brand and access to our customer lists, and certain other advertising and marketing elements (collectively, the marketing performance obligation). Funds received from the co-branded credit card program are allocated to the two performance obligations based on relative standalone selling price. The assumptions used to allocate the funds received are not considered critical to the application of the accounting model for the Company’s loyalty program. Consideration allocated to loyalty points is deferred and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs. Consideration allocated to the marketing performance obligation is recognized as revenue as the spend occurs and is recorded in Other Revenue.
The Company estimates breakage for loyalty points that are not likely to be redeemed. Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. The estimated breakage rate is primarily based on historical experience of loyalty point redemption activity and other factors that may not be indicative of future trends, such as the COVID-19 pandemic, program changes or modifications that could affect the ultimate usage pattern of loyalty points. The Company continuously monitors its breakage rate assumptions and may adjust its estimated breakage rate for loyalty points in the future. Changes in the Company’s estimated breakage rate assumptions impact revenue recognition prospectively.
During the years ended December 31, 2022 and 2021, the Company recorded $1,557 and $852, respectively, of loyalty points breakage within Passenger Revenue. A 10% change in the Company’s loyalty point estimated breakage rate would have resulted in a change to Passenger Revenue of approximately $194.
Asset Impairment Analysis
The Company’s long-lived assets, such as Property & Equipment and finite-lived Intangible Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s assets include aircraft and associated engines, operating and finance lease assets, the Company’s customer relationship finite-lived intangible assets, and other long-lived assets. The Company reviews the current economic and operating environment to determine whether events or circumstances indicate that these assets (or asset groups) may be impaired. Such indicators include, but are not limited to: 1) significant, permanent decrease in the market price of the Company’s long-lived assets, 2) significant decrease in the projected cash flows generated from the use of its long-lived assets, 3) changes in the estimated useful life or productive capacity of the asset, 4) changes in the regulatory environment in which the Company operates, and 5) a decision to permanently remove flight equipment or other long-lived assets from operations. If such factors are identified and the Company determines that the carrying amount of the long-lived asset (or asset group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the asset (or asset group’s) carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
When the Company assesses its long-lived assets for impairment, it utilizes certain assumptions, including, but not limited to: 1) estimated fair value of the assets, and 2) estimated future undiscounted cash flows expected to be generated by those assets. Cash flow estimates are determined based on additional assumptions, including asset utilization, average fares, projected fuel costs and other operating costs, along with the estimated service life of the asset. Certain of these assumptions are highly volatile and could change significantly from period to period due to various macroeconomic and industry-specific events.
To determine whether impairment exists, the Company groups its assets based on the lowest level of identifiable cash flows, which is its operating segments. This is due to the Company operating a Passenger Service fleet comprised exclusively of one type of aircraft, the Boeing 737-NG. Primarily all of the Company’s long-lived assets are owned by, or associated with, the Passenger operating segment.
The Company has not recorded an impairment on its long-lived assets for any of the periods presented in these Consolidated Financial Statements, nor did it identify any triggering events during the year ended December 31, 2022 and 2021.

Valuation of the TRA Liability
In connection with its IPO, the Company entered into a TRA with the TRA holders. The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain Pre-IPO Tax Attributes.
Prior to the expiration of the dividend and capital distribution restrictions included in the CARES Act in 2022, the TRA Liability was subject to adjustments as a result of changes in taxable income earned during the restricted period. Future adjustments in the TRA liability balance and/or timing of TRA liability payments are contingent upon, among other things, 1) generation of future taxable income over the term of the TRA, 2) the Company’s participation in future government programs, and 3) future changes in tax laws. Any adjustments to the TRA liability would be recorded in Other Non-Operating Income (Expense) in the Company’s Consolidated Statements of Operations.
A $10,000 change in forecasted taxable income would have resulted in a change to the TRA liability of approximately $1,200. Stock option exercises during the year ended December 31, 2022 did not significantly impact the TRA liability. Adjustments to the TRA were recorded in the current period in Other, net within Non-operating Income (Expense) on the Company’s Consolidated Statements of Operations. During the year ended December 31, 2022, the TRA liability increased by $5,000, which was recorded as an expense within the Consolidated Statement of Operations. During the year ended December 31, 2021, the TRA liability decreased by $16,400, which was recorded as a benefit within the Consolidated Statement of Operations.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at December 31, 2022. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the first quarter of 2023, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $213 excluding reimbursed cargo fuel.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the Revolving Credit Facility, totaling $25,000 in principal capacity. During the first quarter of 2022, we repaid the outstanding balance of the DDTL using proceeds from the 2022-1 EETC, which terminated the DDTL. We are unable to draw any additional amounts from the DDTL and no longer face any exposure to market risk on this portion of our Credit Facilities. Assuming the Revolving Credit Facility is fully drawn, a 100 basis point increase in interest rates would result in a corresponding increase in interest expense of approximately $250 annually.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $172,635 as of December 31, 2022. These investments are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sun Country Airlines Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Sun Country Airlines Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Minneapolis, Minnesota
February 15, 2023

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$92,086	$309,338
Restricted Cash	10,842	8,447
Investments	178,936	6,283
Accounts Receivable, net of an allowance for credit losses of $231 and $250, respectively	35,124	30,156
Short-term Lessor Maintenance Deposits	1,241	5,505
Inventory, net of a reserve for obsolescence of $1,107 and $1,275, respectively	7,659	5,405
Prepaid Expenses	11,423	8,511
Other Current Assets	8,179	1,798
Total Current Assets	345,490	375,443
Property & Equipment, net:
Aircraft and Flight Equipment	636,584	447,319
Ground Equipment and Leasehold Improvements	35,948	20,876
Computer Hardware and Software	10,831	8,785
Finance Lease Assets	261,991	209,457
Rotable Parts	17,059	9,150
Total Property & Equipment	962,413	695,587
Accumulated Depreciation & Amortization	(176,746)	(117,069)
Total Property & Equipment, net	785,667	578,518
Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $18,890 and $14,890, respectively	85,110	89,110
Operating Lease Right-of-use Assets	22,182	61,658
Aircraft Deposits	9,134	10,021
Long-term Lessor Maintenance Deposits	32,433	20,346
Deferred Tax Assets	12,956	17,608
Other Assets	9,217	5,495
Total Other Assets	393,255	426,461
Total Assets	$1,524,412	$1,380,422
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$62,370	$39,805
Accrued Salaries, Wages, and Benefits	26,521	28,527
Accrued Transportation Taxes	17,666	12,736
Air Traffic Liabilities	157,995	118,562
Over-market Liabilities	1,535	4,309
Finance Lease Obligations	17,990	11,705
Loyalty Program Liabilities	13,963	11,451
Operating Lease Obligations	6,296	17,231
Current Maturities of Long-term Debt	57,548	29,412
Income Tax Receivable Agreement Liability	2,260	—
Other Current Liabilities	12,984	7,913
Total Current Liabilities	377,128	281,651
Long-term Liabilities:
Over-market Liabilities	1,039	10,428
Finance Lease Obligations	233,306	180,450
Loyalty Program Liabilities	1,474	8,267
Operating Lease Obligations	19,836	58,810
Long-term Debt	294,687	248,014
Income Tax Receivable Agreement Liability	101,540	98,800
Other Long-term Liabilities	2,690	3,413
Total Long-term Liabilities	654,572	608,182
Total Liabilities	1,031,700	889,833
Commitments and Contingencies (Note 18)
Stockholders' Equity:
Common stock with $0.01 par value, 995,000,000 shares authorized, 58,217,647 and 57,872,452 issued and 57,325,238 and 57,872,452 outstanding at December 31, 2022 and 2021, respectively	582	579
Preferred stock with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Treasury stock, at cost, 892,409 and no shares held at December 31, 2022 and 2021, respectively	(17,605)	—
Additional Paid-In Capital	488,494	485,638
Retained Earnings	22,048	4,372
Accumulated Other Comprehensive Loss	(807)	—
Total Stockholders' Equity	492,712	490,589
Total Liabilities and Stockholders' Equity	$1,524,412	$1,380,422
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31,
	2022	2021	2020
Operating Revenues:
Passenger	$792,433	$523,945	$359,232
Cargo	90,350	91,428	36,809
Other	11,661	7,642	5,445
Total Operating Revenue	894,444	623,015	401,486

Operating Expenses:
Aircraft Fuel	268,363	129,110	83,392
Salaries, Wages, and Benefits	245,855	178,207	141,641
Aircraft Rent	8,768	17,653	30,989
Maintenance	46,604	40,095	27,416
Sales and Marketing	31,053	22,060	16,570
Depreciation and Amortization	67,641	57,075	48,086
Ground Handling	33,816	26,981	20,596
Landing Fees and Airport Rent	45,658	40,726	31,256
Special Items, net	—	(72,419)	(64,563)
Other Operating, net	90,978	71,580	48,718
Total Operating Expenses	838,736	511,068	384,101
Operating Income	55,708	111,947	17,385

Non-operating Income (Expense):
Interest Income	4,527	85	377
Interest Expense	(31,018)	(26,326)	(22,073)
Other, net	(5,235)	14,624	(371)
Total Non-operating Income (Expense), net	(31,726)	(11,617)	(22,067)

Income (Loss) before Income Tax	23,982	100,330	(4,682)
Income Tax Expense (Benefit)	6,306	19,082	(778)
Net Income (Loss)	$17,676	$81,248	$(3,904)

Net Income (Loss) per share to common stockholders:
Basic	$0.31	$1.47	$(0.08)
Diluted	$0.29	$1.37	$(0.08)
Shares used for computation:
Basic	57,951,955	55,182,811	46,806,042
Diluted	61,046,595	59,324,040	46,806,042
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net Income (Loss)	$17,676	$81,248	$(3,904)

Other Comprehensive Loss:
Net unrealized loss on Available-for-Sale securities, net of deferred tax benefit of $241, $—, and $—, respectively	(807)	—	—
Other Comprehensive Loss	(807)	—	—
Comprehensive Income (Loss)	$16,869	$81,248	$(3,904)

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Warrants	Common Stock		Treasury Stock		Loans to Stockholders	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Shares	Amount	Shares	Amount
December 31, 2019	40,638,068	6,800,065	$68	—	$—	$(3,500)	$244,928	$42,228	$—	$283,724
Exercise of Apollo Warrants	(40,005,885)	40,005,885	400	—	—	—	(379)	—	—	21
Net Loss	—	—	—	—	—	—	—	(3,904)	—	(3,904)
Amazon Warrants	252,869	—	—	—	—	—	1,866	—	—	1,866
Stock-based Compensation	—	33,709	—	—	—	—	2,110	—	—	2,110
December 31, 2020	885,052	46,839,659	468	—	—	(3,500)	248,525	38,324	—	283,817
Exercise of Stock Options	—	718,985	7	—	—	—	4,226	—	—	4,233
Shares Surrendered by Stockholders	—	(140,737)	(1)	—	—	3,500	(3,499)	—	—	—
Initial Public Offering	—	10,454,545	105	—	—	—	225,224	—	—	225,329
Net Income	—	—	—	—	—	—	—	81,248	—	81,248
Income Tax Receivable Agreement	—	—	—	—	—	—	—	(115,200)	—	(115,200)
Amazon Warrants	758,608	—	—	—	—	—	5,600	—	—	5,600
Stock-based Compensation	—	—	—	—	—	—	5,562	—	—	5,562
December 31, 2021	1,643,660	57,872,452	579	—	—	—	485,638	4,372	—	490,589
Stock issued for Stock-Based Awards	—	345,195	3	—	—	—	1,983	—	—	1,986
Net Stock Settlement of Stock-Based Awards	—	—	—	1,823	(52)	—	—	—	—	(52)
Common Stock Repurchases	—	—	—	890,586	(17,553)	—	(7,501)	—	—	(25,054)
Net Income	—	—	—	—	—	—	—	17,676	—	17,676
Amazon Warrants	758,608	—	—	—	—	—	5,600	—	—	5,600
Stock-based Compensation	—	—	—	—	—	—	2,774	—	—	2,774
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(807)	(807)
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$—	$488,494	$22,048	$(807)	$492,712
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net Income (Loss)	$17,676	$81,248	$(3,904)
Adjustments to reconcile Net Income (Loss) to Cash from Operating Activities:
Depreciation and Amortization	67,641	57,075	48,086
Tax Receivable Agreement Adjustment	5,000	(16,400)	—
Operating Lease Right-of-use Assets	1,538	16,477	25,880
(Gain) Loss on Asset Transactions, net	(1,107)	(5)	413
Unrealized (Gain) Loss on Fuel Derivatives	—	(3,527)	12,206
Amortization of Over-market Liabilities	(2,837)	(5,236)	(10,421)
Deferred Income Taxes	4,893	18,609	(789)
Amazon Warrants Vested	5,600	5,600	1,866
Stock-based Compensation Expense	2,774	5,562	2,110
Amortization of Debt Issuance Costs and Debt Securities	172	1,239	1,523
Loss on Extinguishment of Debt	1,557	1,224	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,312)	(481)	(6,282)
Inventory	(3,014)	(484)	(614)
Prepaid Expenses	(2,918)	(510)	15
Lessor Maintenance Deposits	(13,005)	(8,089)	(9,415)
Aircraft Deposits	(2,583)	445	1,290
Other Assets	(8,403)	2,351	(5,447)
Accounts Payable	17,623	5,820	(7,174)
Accrued Transportation Taxes	4,930	6,853	(7,845)
Air Traffic Liabilities	39,433	17,486	(15,584)
Loyalty Program Liabilities	(4,281)	(2,351)	(823)
Operating Lease Obligations	(1,718)	(37,101)	(28,352)
Other Liabilities	1,781	13,171	3,635
Net Cash Provided by Operating Activities	127,440	158,976	374
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(187,922)	(123,332)	(96,298)
Proceeds from the Sale of Property & Equipment	2,451	56	200
Proceeds from Insurance Settlements	8,865	—	—
Purchase of Investments	(178,960)	(1,797)	(927)
Proceeds from the Sale of Investments	1,236	1,137	997
Proceeds from the Maturities of Investments	5,000	—	—
Net Cash Used in Investing Activities	(349,330)	(123,936)	(96,028)
Cash Flows from Financing Activities:
Cash Received from Stock Offering	—	235,894	—
Costs of Stock Offering	—	(8,384)	—
Proceeds from Stock Option and Warrant Exercises	1,965	4,233	21
Taxes Paid for Net Stock Settlement of Stock-Based Awards	(31)	—	—
Common Stock Repurchases	(25,054)	—	—
Proceeds from Borrowings	188,277	80,500	265,307
Repayment of Finance Lease Obligations	(42,062)	(11,931)	(89,697)
Repayment of Borrowings	(113,492)	(85,370)	(69,906)
Debt Issuance Costs	(2,570)	(2,560)	(4,186)
Net Cash Provided by Financing Activities	7,033	212,382	101,539

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(214,857)	247,422	5,885
Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	317,785	70,363	64,478
Cash, Cash Equivalents and Restricted Cash--End of the Period	$102,928	$317,785	$70,363
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental information:
Cash Payments for Interest	$24,051	$23,601	$20,304
Cash Payments for Income Taxes, net	1,691	172	47
Non-cash transactions:
Operating Lease Deposits Applied Against the Purchase of Aircraft	1,085	3,296	19,976
Aircraft and Flight Equipment Acquired through Finance Leases	40,480	91,134	—
Finance Lease Asset Modifications	46,311	—	—
Aircraft Acquired from Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	28,012	—	—
Purchases of Property & Equipment in Accounts Payable	4,367	221	734
Derecognition of Operating Lease Right-of-Use Assets, net	8,674	41,135	—
Derecognition of Operating Lease Obligations	$8,674	$44,726	$—
The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Consolidated Balance Sheets:

	December 31,
	2022	2021	2020
Cash and Cash Equivalents	$92,086	$309,338	$62,028
Restricted Cash	10,842	8,447	8,335
Total Cash, Cash Equivalents and Restricted Cash	$102,928	$317,785	$70,363
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

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
Concurrently with the closing of the initial public offering, the Apollo Stockholder, also completed a private placement in which the Apollo Stockholder sold 2,216,312 and 2,216,308 shares of common stock to PAR Investment Partners, L.P. and certain funds or accounts managed by an investment adviser subsidiary of

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Blackrock, Inc., respectively. Each of the two sales was based on an aggregate purchase price of $50,000 and a price per share equal to 94% of the initial public offering price of $24.00 per share.
Secondary Offerings
During May and October 2021, the Apollo Stockholder and other selling stockholders, sold 7,250,000 and 8,500,000 shares of the Company’s common stock at a public offering price of $34.50 and $32.50, respectively. Under both transactions, the underwriters were given options to purchase additional shares of the Company's common stock at the public offering price. During the May and October 2021 offerings, the underwriters elected to purchase an additional 1,087,500 and 435,291 of the option shares, respectively. The Company incurred offering expenses of $1,763 in conjunction with the two secondary offerings and did not receive any of the proceeds from these offerings.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon.com Services, Inc. (together with its affiliates, "Amazon") to provide cargo services under an Air Transportation Services Agreement (the “ATSA”).
In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. There were 632,183 warrants that vested upon execution of the ATSA and 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the years ended December 31, 2022, 2021 and 2020, total warrants vested were 758,608, 758,608 and 252,869, respectively. This resulted in Amazon holding 2,402,268 vested warrants as of December 31, 2022. The exercise period of these warrants is through the eighth anniversary of the issue date.
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
Revision of Previously Issued Consolidated Financial Statements
During the second quarter of 2022, the Company identified an immaterial misstatement in its Consolidated Financial Statements for the year ended December 31, 2021 (the "previously issued financial statements"). The error related to the improper application of Accounting Standards Codification (ASC) Topic 842, Leases regarding the treatment of the incremental difference between the net purchase price of the leased aircraft and the net operating lease recorded on the Balance Sheets immediately prior to the transaction. This difference

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

should have been capitalized as part of the acquisition costs incurred to purchase the aircraft off the operating lease. The Company incorrectly expensed this amount as incurred within Special Items, net on the Consolidated Statements of Operations. The error resulted in an understatement of the benefit within Special Items, net, partially offset by incremental Depreciation and Amortization expense for the year ended December 31, 2021, and an understatement of Aircraft and Flight Equipment.
The Company assessed the materiality of the errors on the prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements. Management concluded it was immaterial to the Company's previously issued annual or interim financial statements.
The Company has revised the previously issued financial statements as presented in these Consolidated Financial Statements and notes included in this Annual Report on Form 10-K.
The impact of the revision on the Company's previously issued Consolidated Balance Sheets as of December 31, 2021 are as follows:

	December 31, 2021
	As Previously Issued	Correction	As Revised
Assets
Aircraft and Flight Equipment	$440,356	$6,963	$447,319
Total Property & Equipment	688,624	6,963	695,587
Accumulated Depreciation & Amortization	(115,013)	(2,056)	(117,069)
Total Property & Equipment, net	573,611	4,907	578,518
Deferred Tax Asset	18,737	(1,129)	17,608
Total Other Assets	427,590	(1,129)	426,461
Total Assets	1,376,644	3,778	1,380,422
Stockholder's Equity
Retained Earnings	594	3,778	4,372
Total Stockholders' Equity	486,811	3,778	490,589
Total Liabilities and Stockholders' Equity	$1,376,644	$3,778	$1,380,422

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The impact of the revision on the Company's previously issued Consolidated Statements of Operations for the year ended December 31, 2021 are as follows:

	Year Ended December 31, 2021
	As Previously Issued	Correction	As Revised
Operating Expenses
Depreciation and Amortization	$55,019	$2,056	$57,075
Special Items, net	(65,456)	(6,963)	(72,419)
Total Operating Expenses	515,975	(4,907)	511,068

Operating Income	107,040	4,907	111,947
Income Before Income Tax	95,423	4,907	100,330
Income Tax Expense	17,953	1,129	19,082
Net Income	77,470	3,778	81,248
Basic Income per share	$1.40	$0.07	$1.47
Diluted Income per share	$1.31	$0.06	$1.37
The Company's Consolidated Statement of Changes in Stockholders' Equity as of December 31, 2021 has been corrected to reflect the changes to the impacted Stockholders' Equity accounts as described above.
The impact of the revision on the Company's previously issued Consolidated Statements of Cash Flows for the year ended December 31, 2021 is as follows:

	Year Ended December 31, 2021
	As Previously Issued	Correction	As Revised
Operating Activities
Net Income	$77,470	$3,778	$81,248
Depreciation and Amortization	55,019	2,056	57,075
Non-Cash Gain on Asset Transaction, Net	(12,673)	12,668	(5)
Deferred Income Taxes	17,480	1,129	18,609
Operating Lease Obligations	(24,433)	(12,668)	(37,101)
Net Cash Provided by Operating Activities	152,013	6,963	158,976
Investing Activities
Purchases of Property & Equipment	(116,369)	(6,963)	(123,332)
Net Cash Used in Investing Activities	$(116,973)	$(6,963)	$(123,936)
The revision had no impact on the Company's Net Cash Provided by Financing Activities for the year ended December 31, 2021.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Scheduled Service. The Company initially defers ticket sales as an Air Traffic Liability and recognizes revenue when the passenger flight occurs. Unused non-refundable tickets expire at the date of scheduled travel and are recorded as revenue unless the customer notifies the Company in advance of such date that the customer will not travel. If notification is made, a travel credit is created for the face value less applicable change fees. Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. Therefore, these credits are recorded as a current liability on the Company's Consolidated Balance Sheets. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. The estimated breakage rate is primarily based on historical experience of travel credit activity and other factors that may not be indicative of future trends, such as the COVID-19 pandemic, program changes or modifications that could affect the ultimate usage patterns of tickets and travel credits. The Company continuously monitors its breakage rate assumptions and may adjust its estimated breakage rate in the future. Changes in the Company’s estimated breakage rate impacts revenue recognition prospectively. The Company currently accounts for direct selling costs, including credit card fees, and commissions, in accordance with the terms of each service. The expense is deferred and recognized when the travel occurs.
Ancillary. Ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales, which are recognized when the associated flight occurs. Revenue for change fees is deferred and recognized when the passenger travel is provided. Fees received in advance of the flight date are initially recorded as an Air Traffic Liability.

Charter. Charter revenue is recognized at the time of departure when transportation is provided. Revenue is generated from airline service agreements and is typically based on block hours flown. Under these agreements, the Company is obligated to provide aircraft for travel. Customers are generally responsible for aircraft fuel, landing fees, and certain other flight expenses, which are typically arranged by the Company. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues, net of the associated costs incurred to fulfill the performance obligations. The typical lead time for a charter flight is significantly less than one year; therefore, the Company does not capitalize cost related to obtaining the contract.
Cargo. The ATSA is a six-year contract and includes two, two-year extensions exercisable at Amazon’s option, providing for a total term of ten years if both extension options are exercised. Each extension must be exercised with at least 180 days’ prior written notice before the expiration of the then-current term. The ATSA has annual rate escalations. Rate increases occurred on December 13, 2022, 2021, and 2020. Cargo revenue is typically recognized based on hours flown, number of flights, and the amount of aircraft resources provided during a reporting period.

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

The ATSA with Amazon consists of three main components for revenue; a fixed amount is received each month per aircraft, a fixed amount is received each month per flight, and an amount per block hour is received each month. The ATSA contains a Service Level Agreement ("SLA") and penalties for certain delays and cancellations. The SLA can result in a bonus or penalty for the month depending on the Company's performance. When determining the transaction price, the Company will estimate the variable consideration and consideration payable to Amazon over the contract term. Each period, the Company updates its estimate for the variable consideration and consideration payable to the customer and treats the adjustment as an adjustment to the transaction price. When updating the estimate, the Company considers whether there are any changes in expected block hours, changes in expected bonuses or penalties based on performance, changes in warrants

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

expected to be issued, and changes in reimbursable costs. The transaction price is allocated to the performance obligations based on their relative standalone selling price. The transaction price for Flight Services, which includes an upfront payment for startup costs, is reduced by the estimated value of warrants to be issued to Amazon based on expected performance under the ATSA.

Loyalty Program Accounting – The Company records a liability for loyalty points earned by passengers under its Sun Country Rewards program using two methods: 1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value net of breakage, and 2) a liability for points attributed to loyalty points issued to the Company’s co-branded credit card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The Company’s Sun Country Rewards program allows for the redemption of loyalty points to include payment towards air travel, land travel, taxes, and other ancillary purchases. The Company determines the standalone selling price of loyalty points issued using a redemption value approach, which considers the value a passenger will receive upon redemption of the loyalty points. Consideration allocated to loyalty points is deferred, net of estimated breakage, and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs. The Company estimates breakage for loyalty points that are not likely to be redeemed. These estimates are based on historical experience of loyalty point redemption activity and other factors, such as program changes and modifications that could affect the ultimate usage pattern of loyalty points. The current portion of the Loyalty Point Liability is an estimate primarily based on historical redemption patterns over the past 12 months, as well as other factors that may not be indicative of historical trends.
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
Restricted Cash – Charter revenue receipts received prior to the date of transportation are recorded as Restricted Cash and as a component of the Air Traffic Liabilities. Department of Transportation ("DOT") regulations require that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once transportation is provided, which is typically within 12 months of booking. For that reason, the balance of Restricted Cash is classified as a current asset on the Company's Consolidated Balance Sheets.
Investments – The Company's investments consist of Debt Securities and Certificates of Deposit. The Certificates of Deposit are recorded at cost, plus accrued interest. These certificates serve as collateral for letters of credit required by various airports and other vendors. All of the certificates have original maturities greater than 90 days.
The Debt Securities are classified as Current Assets on the Consolidated Balance Sheets because the securities are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. These investments have original maturities of three months or greater. Most of the Company's Debt Securities will mature within one year. The Company limits its exposure to any one issuer or market sector, and largely limits its investments to investment grade quality securities. Securities downgraded below policy minimums after purchase will be disposed of in accordance with the Company’s investment policy.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The Company's Debt Securities are classified as Available-for-Sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized gains and losses on the Company's Available-for-Sale securities are excluded from Net Income and are reported as a component of Accumulated Other Comprehensive Income, net of income tax effects, within Stockholders' Equity on the Consolidated Balance Sheets until realized. Realized gains and losses are recorded using the specific identification method and reflected in Other, net within Non-operating Income (Expense) on the Company's Consolidated Statement of Operations. Premiums and discounts recorded on Available-for-Sale debt securities are accounted for in Interest Income within Non-operating Income (Expense) on the Company's Consolidated Statement of Operations.
At each reporting period, the Company assesses its Available-for-Sale investments in an unrealized loss position to determine whether an impairment exists. The Company will record an impairment if management intends to sell an impaired security, will likely be required to sell a security before recovery of the entire amortized cost, or the same level of collectible cash flows from the security is no longer expected. The entire impairment will be included in Other, net within Non-operating Income (Expense) on the Company's Consolidated Statement of Operations. The Company did not recognize any impairment losses on its Available-for-Sale investments for the year ended December 31, 2022.
Accounts Receivable – Accounts Receivable are recorded at the amount due from customers and do not bear interest. They consist primarily of amounts due from Amazon, credit card companies associated with ticket sales and charter service customers. The Company's Accounts Receivable balances at December 31, 2022 and 2021 also included $1,000 and $2,163, respectively, due from aircraft lessors related to maintenance deposits. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. During the years ended December 31, 2022, 2021 and 2020, $70, $17 and $982 in Accounts Receivable were written off, respectively.
Lessor Maintenance Deposits – Certain of the Company’s aircraft lease agreements provide that the Company pay maintenance reserves monthly to aircraft lessors to be held as collateral in advance of major maintenance activities required to be performed by the Company. Generally, maintenance reserve payments are variable based on actual flight hours or cycles. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.
Maintenance reserve payments that are expected to be recoverable via reimbursable expenses are reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. These deposits are expected to be reimbursed to the Company upon performance of maintenance activities. Upon completion of the maintenance event, the lessor is billed and the amount due is recorded in Accounts Receivable. Lessor Maintenance Deposits not deemed probable of recovery are expensed as incurred.
The Company makes certain assumptions at the inception of the lease and at each Balance Sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor and the number of flight hours and cycles the aircraft is estimated to be utilized before it is purchased or returned to the lessor. Changes in estimates are accounted for on a prospective basis.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Inventory – Inventories primarily consist of expendable parts related to flight equipment, which cannot be economically repaired, reconditioned or reused after removal from the aircraft, are carried at average cost and charged to operations as consumed. An allowance for obsolescence and excess is provided over the remaining useful life of the related fleet for spare parts expected to be on hand at the date that aircraft type is retired from service. These parts are assumed to have an estimated residual value of 10% of the original cost.
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
Operating Lease Right-of-Use Asset and Liabilities
For all operating leases with a term greater than 12 months, the Company recognizes a right-of-use asset and a lease liability at the lease commencement date based on the estimated present value of future minimum lease payments, which includes certain lease and non-lease components, over the lease term. Operating Lease Right-of-use Assets and Operating Lease Obligations have their own lines on the Consolidated Balance Sheets.
Finance Leases
Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented on separately on the Consolidated Balance Sheets. The Company depreciates Finance Lease Assets consistent with its useful life policy presented in the table below.
Leased Aircraft Return Costs
The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes, engines, and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. The Company assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. When costs become both probable and estimable, lease return costs are expensed as a component of Aircraft Rent expense on the Consolidated Statements of Operations.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Property & Equipment – Property and equipment are recorded at cost or fair value at the Acquisition Date and depreciated, when the asset is ready for its intended use, on a straight-line basis to an estimated residual value over their estimated useful lives or lease term (if applicable), whichever is shorter, as follows:

Airframes	10-25 years (depending on age)
Engines – Core	7 or 12 years (based on remaining cycles)
Engines - Initial Greentime (time remaining until the first scheduled major maintenance event)	1st scheduled maintenance event
Leasehold Improvements, Aircraft, Other	3-25 years (or life of lease, if shorter)
Office and Ground Equipment	5-7 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases	Lesser of the lease term or economic life
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 6-16 years
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
The Company capitalizes certain costs of activities necessary to get the asset ready for its intended use. Capitalized interest represents interest costs incurred during the aircraft induction period, capitalization ceases when the asset is ready for service. See Note 8 for further information on the Company's Long-Term Debt.
Airframe and Engine Maintenance – The Company accounts for non-major maintenance and repair costs incurred, as well as major maintenance costs of owned airframes, all leased airframes, and engines acquired via operating leases, using the expense as incurred method. Certain costs covered by third-party maintenance agreements are charged to expense based on an hourly fee, as defined by the contract. These expenses are reported as a component of Maintenance expense on the accompanying Consolidated Statements of Operations.
The Company applies the Built-in Overhaul method for significant maintenance costs of owned engines, as well as to engines acquired via finance leases where the Company is reasonably certain to exercise a purchase option. Under this method, engine values are separated into amounts for life limited parts and “greentime”, representing the value of the engine for the time on-wing remaining until the next anticipated major maintenance event. Life limited parts are capitalized based on catalog rates published by the original equipment manufacturer and depreciated over their estimated useful lives. Initial engine "greentime" and subsequent major engine maintenance events are capitalized and depreciated until the next anticipated major maintenance event, assuming no residual value. The estimated period until the next scheduled major maintenance event is estimated based on assumptions such as estimated cycles, hours, and months, required maintenance intervals, and the age/condition of related parts. These assumptions may change based on forecasted aircraft utilization changes, updates to government regulations, and manufacturer maintenance intervals, as well as unplanned

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

incidents causing damage requiring a major maintenance event prior to a scheduled visit. If the estimated timing of the next maintenance event changes, the related depreciation period changes prospectively. These expenses are reported as a component of Depreciation and Amortization on the accompanying Consolidated Statements of Operations.
Asset Impairment Analysis – Long-lived assets, such as Property & Equipment and Finite-Lived Intangible Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If circumstances require a long-lived asset or asset group be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
To determine whether impairment exists, the Company grouped its assets based on the lowest level of identifiable cash flows, which is its operating segments. This is due to the Company operating a Passenger Service fleet comprised exclusively of one type of aircraft, the Boeing 737-NG. Primarily all of the Company’s long-lived assets are owned by, or associated with, the Passenger operating segment. No impairment losses were recognized during the years ended December 31, 2022, 2021 or 2020.
Goodwill and Other Intangible Assets – Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Indefinite-Lived Intangible Assets represents a tradename acquired in a business combination and Finite-Lived Intangible Assets represent customer relationships. Goodwill and Other Indefinite-Lived Intangible Assets must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that they might be impaired. Goodwill is tested at the reporting unit level. The Company has two reporting units: Passenger and Cargo, all Goodwill is related to the passenger reporting unit.
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
When the Company evaluates Goodwill or its Other Indefinite-Lived Intangible Assets for impairment using a quantitative approach, the Company utilizes market and income approach valuation techniques. These measurements include the following key assumptions, 1) forecasted revenues, expenses and cash flows, 2) current discount rates, 3) observable market transactions, and 4) anticipated changes to the regulatory environment. These assumptions are consistent with those that hypothetical market participants would use. Because the Company is required to make estimates and assumptions when evaluating Goodwill and Other Indefinite-Lived Intangible Assets for impairment, actual transaction amounts may differ materially from these estimates.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The Company performed its most recent annual Goodwill and Other Indefinite-Lived Intangible Assets impairment analysis as of October 1, 2022. The Company did not recognize any impairment losses for the years ended December 31, 2022, 2021 or 2020.
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
Valuation of the Tax Receivable Agreement ("TRA") Liability – In connection with the Company’s IPO, the Company entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). The Company will retain the benefit of the remaining 15% of these cash savings.
Prior to the expiration of the dividend and capital distribution restrictions included in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in 2022, the TRA Liability was subject to adjustments as a result of changes in taxable income earned during the restricted period. Future adjustments in the TRA liability balance and/or timing of TRA liability payments are contingent upon, among other things, 1) generation of future taxable income over the term of the TRA, 2) the Company’s participation in future government programs, and 3) future changes in tax laws. Any adjustments to the TRA liability would be recorded in Other Non-Operating Income (Expense) in the Company’s Consolidated Statements of Operations.
Pursuant to certain CARES Act restrictions, payments under the TRA were prohibited through September 30, 2022. The Company expects to make payments under the TRA starting in 2023. The portion of the TRA expected to be paid in 2023 is reflected as a current liability on the Consolidated Balance Sheets. All other amounts are reflected as a non-current liability on the Consolidated Balance Sheets.
Aircraft Fuel - Aircraft fuel expense includes jet fuel, federal and state taxes, other fees and the mark-to-market gains and losses associated with the Company's fuel derivative contracts since it does not apply hedge accounting.
Sales and Marketing - Sales and Marketing expense includes credit card processing fees, travel agent commissions and related global distribution systems fees, advertising, sponsorship and distribution costs, such as the costs of our call centers, and costs associated with our loyalty program. The Company expenses advertising costs as incurred.
Equity Incentive Plan – Under its Equity Incentive Plan, the Company has primarily issued Time-Based Stock Options, Performance-Based Stock Options, Restricted Stock and Restricted Stock Unit (“RSUs”) awards. Due to the Company's limited stock award history, it does not always have sufficient historical stock option activity to make predictive assumptions based solely on its stock or stock option activity for the Black-Scholes option-pricing model or other pricing models. As a result, the Company may need to use data from other comparable public companies or alternative calculation methods to make predictive assumptions. Further, the Company has elected to account for forfeitures as they occur, rather than forecasting the future forfeitures. If an award is forfeited prior to vesting, the associated reduction in expense is reflected net in stock-based compensation expense in that period. Stock compensation expense is reported as a component of Salaries, Wages, and Benefits within the Company's Consolidated Statement of Operations. See Note 10 for further information on the Equity Incentive Plan.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Earnings per Share - Basic earnings per share, which excludes dilution, is computed by dividing Net Income (Loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to securities or other contracts to issue common stock is calculated by applying the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the securities or other contracts to issue common stock, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount to be paid upon exercise, if applicable, and the average unrecognized compensation cost. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.
Warrants held by Amazon are included in the calculation of dilutive weighted average shares outstanding as of the date the warrants vest. The unvested warrants held by Amazon have not been included in dilutive shares as their performance condition has not been satisfied.
The performance conditions for the Company's unvested performance-based stock options are assessed quarterly. The unvested performance-based stock options are included in the calculation of dilutive shares to the extent that the performance condition has been met and the impact would be dilutive.
Concentration Risk
Approximately 33% and 56% of the Company’s Accounts Receivable balances as of December 31, 2022, and 2021 were due from Amazon, respectively. In addition, approximately 16% and 8% of the Company’s Accounts Receivable balances as of December 31, 2022 and 2021, were due from one financial institution for tickets purchased via credit cards.
Approximately 69%, of the Company's fuel purchases were made from three vendors for the year ended December 31, 2022. Approximately 54% and 57% of the Company’s fuel purchases were made from two vendors for the years ended December 31, 2021 and 2020, respectively.
Approximately 53% of the Company’s workforce were under union contracts as of December 31, 2022 with four different unions: Air Line Pilots Association (“ALPA”), International Brotherhood of Teamsters (“IBT”), Transport Workers Union (“TWU”) and Aircraft Mechanics Fraternal Association ("AMFA"). As of January 4, 2023, our fleet service employees (cargo, commissary/catering, ramp agents, and bag room agents) elected to be represented by the IBT. Negotiations have not yet begun for a new collective bargaining agreement with our fleet service employees. As of December 31, 2022, approximately 55% of the Company’s union workforce are under contracts in negotiations that are new or have become amendable. With the January 4th, 2023 election by the Company's fleet services employees to be represented by a union, this percentage increased to 63%.
The following table shows the Company’s airline employee groups represented by unions:

Employee Group	Number of Active Employees Represented at December 31, 2022	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Sun Country Pilots	571	ALPA	December 31, 2025
Sun Country Flight Attendants	547	IBT	December 31, 2019
Sun Country Dispatchers	32	TWU	November 30, 2024
Sun Country Technicians and related craft employees	177	AMFA	Contract in Negotiations

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. On January 1, 2022, the Company adopted ASU 2020-06 using a modified retrospective approach. There was no financial statement impact upon adoption.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance ("ASU 2021-10"). The new standard requires additional disclosures regarding government grants and money contributions. The standard requires disclosures on the nature of the transactions and related accounting policies, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transactions. The Company adopted this standard as of January 1, 2022 and included disclosures as required under ASU 2021-10, see Note 3 for additional information on COVID-19 related government assistance the Company has received.
3. IMPACT OF THE COVID-19 PANDEMIC
The COVID-19 pandemic resulted in a dramatic decline in passenger demand across the U.S. airline industry. Sun Country experienced a significant decline in demand related to the COVID-19 pandemic, which caused a material decline in 2021 and 2020 revenues as compared to pre-pandemic levels, and negatively impacted the Company’s financial condition and operating results.
During 2022, Sun Country continued to see recovery in demand from the COVID-19 pandemic relative to demand in 2021 and 2020, which may impact the comparability of results to prior periods. The ongoing impact of the COVID-19 pandemic virus and its variants on overall demand for future air travel remains uncertain and cannot be predicted at this time.
CARES Act
On March 27, 2020, the CARES Act was passed by the U.S. Government. The provisions in the CARES Act provided for economic relief to eligible individuals and businesses affected by COVID-19. As a provider of scheduled passenger service, air cargo service, charter air transportation and related services, the Company was eligible for and received certain benefits in 2021 and 2020, as outlined in the CARES Act including, but not limited to payroll tax breaks, government grants and government loans.

The grant amounts recognized under the CARES Act Payroll Support Program for the years ended December 31, 2021 and 2020 were $71,587 and $62,312, respectively, and were recorded in Special Items, net in the Company’s Consolidated Statements of Operations.

The CARES Act also provided an employee retention credit (“CARES Employee Retention Credit”) which was a refundable tax credit against certain employment taxes. During the years ended December 31, 2021 and 2020,

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

the Company recorded a benefit of $848 and $2,328, respectively, related to the CARES Employee Retention Credit within Special Items, net in the Company's Consolidated Statements of Operations.

Under the CARES Act Loan Program, the Company received a $45,000 loan (the “CARES Act Loan”) from the Treasury on October 26, 2020, which was repaid in full on March 24, 2021.

In accordance with any grants and/or loans received under the CARES Act, the Company is required to comply with the relevant provisions of the CARES Act and the related implementing agreements which, among other things, include the following: the requirement to use the Payroll Support Payments exclusively for the continuation of payment of crewmember and employee wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained through March 1, 2022, if ordered by the DOT; the prohibitions on share repurchases of listed securities and the payment of common stock (or equivalent) dividends ended on September 30, 2022; and restrictions on the payment of certain executive compensation effective through April 1, 2023. During the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the limit under the CARES Act by $319. Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash compensation and equity awards that could be monetized exceed the CARES Act limit. The correction occurred subsequent to December 31, 2022. The Company did not accrue any amounts related to this matter as of December 31, 2022. To the extent we are deemed to have failed to remain in full compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions.
4. REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services sold primarily to Scheduled service passengers, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales. Cargo revenue is earned from flying cargo aircraft under the ATSA. Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and brand and marketing revenue from the Company's co-branded credit card program.
The significant categories comprising Operating Revenues are as follows:

	Year Ended December 31,
	2022	2021	2020
Scheduled service	$438,308	$279,377	$193,047
Charter service	161,619	127,331	98,130
Ancillary	192,506	117,237	68,055
Passenger	792,433	523,945	359,232
Cargo	90,350	91,428	36,809
Other	11,661	7,642	5,445
Total Operating Revenue	$894,444	$623,015	$401,486
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Total Operating Revenues by geographic region are as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$857,764	$597,005	$382,463
Latin America	36,537	24,646	18,515
Other	143	1,364	508
Total Operating Revenue	$894,444	$623,015	$401,486
Contract Balances
The Company’s contract assets primarily relate to costs incurred in 2020 to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Consolidated Balance Sheets. These deferred up-front costs are being amortized into expense on a pro-rata basis over the initial six years of the ATSA and are immaterial on an annual basis.
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
As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company’s Consolidated Balance Sheets. This deferred up-front payment is being amortized into revenue on a pro-rata basis over the initial six years of the ATSA and is immaterial on an annual basis.
Contract Assets and Liabilities are as follows:

	December 31,
	2022	2021
Contract Assets
Costs to fulfill contract with Amazon	$2,195	$2,819
Total Contract Assets	$2,195	$2,819

Contract Liabilities
Air Traffic Liabilities	$157,995	$118,562
Loyalty Program Liabilities	15,437	19,718
Amazon Deferred Up-front Payment	3,271	4,200
Total Contract Liabilities	$176,703	$142,480
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the year ended December 31, 2022, $112,347 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2021.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Loyalty Program
The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. The Company records a liability for loyalty points earned by passengers under the Sun Country Rewards program using two methods: 1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value, net of estimated loyalty points that will expire unused, or breakage, and 2) a liability for points attributed to loyalty points issued to the Company’s co-branded credit card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impacts the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue). Due to these reasons, the timing of loyalty point redemptions can vary significantly.
Changes in the Loyalty Program Liabilities are as follows:

	2022	2021
Balance - January 1	$19,718	$22,069
Loyalty Points Earned	7,052	4,562
Loyalty Points Redeemed (1)	(11,333)	(6,913)
Balance - December 31	$15,437	$19,718
________________________________

(1)	Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2022	2021	2020
Net Income (Loss)	$17,676	$81,248	$(3,904)

Denominator:
Weighted Average Common Shares Outstanding - Basic	57,951,955	55,182,811	46,806,042
Dilutive effect of Stock Options, RSUs and Warrants (1)	3,094,640	4,141,229	—
Weighted Average Common Shares Outstanding - Diluted	61,046,595	59,324,040	46,806,042

Basic earnings (loss) per share	$0.31	$1.47	$(0.08)
Diluted earnings (loss) per share	$0.29	$1.37	$(0.08)
_________________________________

(1)
There were 3,178,533, 3,636,771 and 3,577,252 performance-based stock options outstanding at December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company expected approximately 59% and 75% of these options to vest, respectively. As of December 31, 2022 32.5% of the eligible outstanding performance-based stock options vested and were considered exercisable. No amounts had vested as of December 31, 2021. These amounts are included in the measure above to the extent they are dilutive.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The Company's anti-dilutive shares for the periods presented were immaterial to the Consolidated Financial Statements for the years ended December 31, 2022 and 2021. Due to the Company’s Net Loss position for the year ended December 31, 2020, all of its outstanding stock options, restricted stock units, and vested warrants were considered anti-dilutive and excluded from the calculation of diluted loss per share.
6. AIRCRAFT
As of December 31, 2022, Sun Country operated a fleet of 54 Boeing 737-NG aircraft, consisting of 53 Boeing 737-800s and one Boeing 737-700.
The following tables summarize the Company’s aircraft fleet activity for the years ended 2022 and 2021, respectively:

	December 31, 2021	Additions	Reclassifications	Removals	December 31, 2022
Passenger:
Owned	21	5	4	(1)	29
Finance leases (1)	9	2	—	—	11
Operating leases	6	—	(4)	—	2
Sun Country Airlines' Fleet	36	7	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft Operated	48	7	—	(1)	54

	December 31, 2020	Additions	Reclassifications	Removals	December 31, 2021
Passenger:
Owned	14	1	6	—	21
Finance leases	5	4	—	—	9
Operating leases	12	—	(6)	—	6
Sun Country Airlines' Fleet	31	5	—	—	36
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft Operated	43	5	—	—	48

(1)
Two aircraft operating leases were reclassified into finance leases and two separate aircraft finance lease purchase options were exercised, resulting in a net change of zero finance lease reclassifications.

During the year ended December 31, 2022, the Company acquired seven incremental aircraft, five of which were financed using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC"), and two through finance lease arrangements. As of December 31, 2022, 26 of the owned aircraft were financed and three aircraft were unencumbered. For more information on the Company's financing arrangements, see Note 8 of these Consolidated Financial Statements.
During the year ended December 31, 2022, the Company completed transactions that adjusted the composition of its fleet. The Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the classification from operating leases to finance leases with expiration dates in fiscal year 2026. The Company purchased two aircraft previously classified as finance leases, using proceeds from the

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

2022-1 EETC. Additionally, the Company purchased two aircraft previously classified as operating leases, both of which are now unencumbered.
During the year ended December 31, 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The impact of the retirement was not material to the Company's Consolidated Results of Operations. See Note 18 for more information.
Six of the aircraft purchased during the year ended December 31, 2021 were financed through the Delayed Draw Term Loan Facility. All six aircraft were previously accounted for as operating leases. The Company also acquired five incremental aircraft, one of which was purchased, and four through finance lease arrangements.
Depreciation, amortization, and rent expense on aircraft is as follows:

		Year Ended December 31,
Aircraft Status	Expense Type	2022	2021	2020
Owned	Depreciation	$40,311	$35,855	$25,294
Finance Leased	Amortization	16,871	11,507	13,253
Operating Leased	Aircraft Rent (1)	8,768	17,653	30,989
		$65,950	$65,015	$69,536
_________________________________

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Consolidated Statements of Operations.
Aircraft Maintenance Deposits Contra-Assets
As of the Acquisition Date, the Company established a maintenance deposit contra-asset to offset the acquired maintenance deposit assets included in Short-term Lessor Maintenance Deposits on the Consolidated Balance Sheets. The assets represent deposits remitted by the previous owners of the Company to the lessor for maintenance events. The contra-asset represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition date. As reimbursable maintenance events are performed and Maintenance expense is incurred, a portion of the contra-asset is recognized as a reduction to Maintenance expense on the Consolidated Statements of Operations due to the fact that the previously acquired maintenance deposit is partially funding the maintenance event. As of December 31, 2022 and 2021, the remaining balance of the contra-asset was $13,211 and $22,348, respectively. Of the $9,137 reduction in the contra-asset during the year ended December 31, 2022, $8,362 is related to the purchase of two aircraft previously under operating leases. The contra-assets reduce future depreciation expense recognized on these aircraft. The remaining balance as of December 31, 2022 includes $8,021 that is available to be applied towards the purchase price of the two aircraft that were reclassified to finance leases during the current year.
Over-market Liabilities
As of the Acquisition Date, the Company recognized a liability representing lease terms which are unfavorable compared with market terms of similar leases. The over-market lease liability is recorded as a contra-asset offsetting the corresponding lease asset. The remaining unamortized balance of this contra-asset as of December 31, 2022 and 2021 was $113 and $10,363, respectively and is recorded within Operating Lease Right-of-Use Assets. During fiscal year 2022, the Company executed lease amendments which modified two aircraft from operating leases to finance leases. As a result of the modifications, the Company reclassified $9,687 of the over-market lease liability from Operating Lease Right-of-Use Assets to Finance Lease Assets. The resulting reclassification reduced the go-forward Depreciation and Amortization for the related Finance Lease Assets. Additionally, $173 of the reduction is related to the purchase of two aircraft previously under

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

operating leases. The contra-assets were applied against the purchase price of the two aircraft previously under operating leases, which reduced the net cash outflows on the purchase date, and results in a reduction of future Depreciation and Amortization for the related aircrafts.
As of the Acquisition Date, Sun Country’s existing leases included payments for maintenance reserves in addition to the stated aircraft lease payments. For a substantial portion of these maintenance reserve payments, the Company does not expect to be reimbursed by the lessor. Therefore, a liability was established representing over-market maintenance reserve lease terms compared to market terms of similar leases. The remaining balance of this liability at December 31, 2022 and 2021 was $2,574 and $14,737, respectively. Of the $12,163 reduction in the over-market maintenance reserve liabilities during fiscal year 2022, $6,023 was incorporated into the Finance Lease Assets in accordance with the terms of the two executed lease amendments, as described above. Additionally, $3,303 of the reduction is related to the purchase of two aircraft previously under operating leases. The maintenance reserves were applied against the purchase price of the two aircraft previously under operating leases, which reduced the net cash outflows on the purchase date, and results in a reduction of future Depreciation and Amortization for the related aircrafts.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Components of Goodwill and Other Intangible Assets were as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$222,223	$—	$222,223
Intangible Assets with Finite Lives:
Customer Relationships	48,000	(18,890)	29,110
Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	104,000	(18,890)	85,110
Total Goodwill and Other Intangible Assets	$326,223	$(18,890)	$307,333

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$222,223	$—	$222,223
Intangible Assets with Finite Lives:
Customer Relationships	48,000	(14,890)	33,110
Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	104,000	(14,890)	89,110
Total Goodwill and Other Intangible Assets	$326,223	$(14,890)	$311,333
The Company recognized $4,000 of amortization expense on intangible assets with finite-lives during each of the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, estimated annual amortization expense for each of the next five fiscal years is $4,000 and $9,110 thereafter.
8. DEBT
Credit Facilities — On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

facility. The Credit Agreement included a $25,000 Revolving Credit Facility and a $90,000 Delayed Draw Term Loan Facility ("DDTL"), which are collectively referred to as the “Credit Facilities". The interest rate on borrowings is determined by various alternative base rates plus an applicable margin ranging from 4% to 5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas proceeds from the Delayed Draw Term Loan Facility were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of December 31, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. During the first quarter of 2022, the Company repaid the outstanding balance of the DDTL in full using proceeds it received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of December 31, 2022. The Company recorded a $1,557 loss on extinguishment of debt related to the repayment of the DDTL, which represented the write-off of the unamortized deferred financing costs. As of December 31, 2022, the Company had $24,650 of financing available through the Revolving Credit Facility.
Long-term Debt — In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company recorded $2,570 in debt issuance costs associated with the 2022-1 EETC. Of the 13 aircraft financed by the 2022-1 EETC during the year ended December 31, 2022, five were existing owned aircraft previously financed by the DDTL, two of the aircraft were owned outright, four of the aircraft were acquired incrementally, and two aircraft were bought-out from existing finance leases. The Company is required to make semi-annual principal and interest payments each March and September, the first payment occurred on September 15, 2022. The 2022-1 EETC is secured by a lien on the financed or refinanced aircraft and will be cross-collateralized by the other aircraft financed through the issuance.
During the year ended December 31, 2022, the Company capitalized $3,074 of Interest Expense related to aircraft financed with the proceeds of the 2022-1 EETC while undergoing induction.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C pass-through trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was executed in 2020. The Company is required to make semi-annual principal and interest payments each June and December. These payments include interest through approximately the 15th of the payment month.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Long-term Debt includes the following:

	December 31,
	2022	2021
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in semi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate of between 4.13% and 6.95% and the weighted average interest rate is 4.73% as of December 31, 2022.	$176,697	$202,984
Notes payable under the Company's 2022-1 EETC agreement dated March 2022, with a face amount of $188,277 payable in semi-annual installments, in March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75% and the weighted average interest rate is 5.06% as of December 31, 2022.	179,019	—
Delayed Draw Term Loan Facility	—	77,481
Other Notes payable	—	466
Total Debt	355,716	280,931
Less: Unamortized debt issuance costs	(3,481)	(3,505)
Less: Current Maturities of Long-term Debt	(57,548)	(29,412)
Total Long-term Debt	$294,687	$248,014
Future maturities of the outstanding Debt are as follows:

December 31	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
2023	$58,518	$(970)	$57,548
2024	60,157	(785)	59,372
2025	65,241	(608)	64,633
2026	45,668	(420)	45,248
2027	47,999	(302)	47,697
Thereafter	78,133	(396)	77,737
Total	$355,716	$(3,481)	$352,235
The fair value of Debt was $324,059 as of December 31, 2022 and $272,004 as of December 31, 2021. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
9. LEASES
The Company classifies its Leases into three categories: Aircraft, Real Estate, and Other. Aircraft leases consist of aircrafts, engines, and aircraft equipment under lease agreements. As of December 31, 2022, the Company had 13 leases for aircraft, of which 11 were under finance leases and two were right-of-use operating leases. Real estate leases consist of leased hangar and administration facilities, a simulator housing facility, and other leases consist of non-aircraft equipment under operating lease agreements. Real estate and other leases have initial terms of up to ten years.
The Company’s Cargo fleet of 12 aircraft is subleased directly from Amazon and the Company operates them pursuant to the ATSA. Based upon review of the ATSA, the sublease arrangement does not qualify as a lease,

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

because the Company does not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in these financial statements for the Amazon arrangement.
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
Certain aircraft lease agreements include an option to extend the lease term beyond the original expiration date. As of December 31, 2022, the Company remains uncertain as to whether it will exercise any of the available extension options. As such, the Company’s operating and finance lease obligations do not reflect lease payments associated with extension periods that remain unexercised. Also, none of the Company’s aircraft leases contain an early termination provision.
Certain aircraft lease agreements grant the Company the option to purchase the aircraft at the end of the lease term. To the extent the Company is reasonably certain to exercise the purchase option, the lease arrangement has been accounted for as a finance lease with the purchase option price recognized as part of the lease obligation.
The following table summarizes the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets:

		December 31,
	Classification	2022	2021
Assets
Finance lease assets, net	Property and Equipment, net	$221,727	$181,097
Operating lease assets	Operating Lease Right-of-use Assets	22,182	61,658
Total lease assets		$243,909	$242,755
Liabilities
Current:
Finance lease liabilities	Short-term Finance Lease Obligations	$17,990	$11,705
Operating lease liabilities	Short-term Operating Lease Obligations	6,296	17,231
Long-term:
Finance lease liabilities	Long-term Finance Lease Obligations	233,306	180,450
Operating lease liabilities	Long-term Operating Lease Obligations	19,836	58,810
Total lease liabilities		$277,428	$268,196

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table provides details of the Company’s obligations under Finance and Operating Leases as of December 31, 2022:

	Finance Leases			Operating Leases
Year Ending December 31	Aircraft	Real Estate	Total	Aircraft	Real Estate and Other	Total
2023	$31,600	$1,492	$33,092	$4,382	$3,366	$7,748
2024	32,080	1,551	33,631	2,392	3,282	5,674
2025	32,080	1,773	33,853	—	3,273	3,273
2026	70,877	1,773	72,650	—	3,296	3,296
2027	20,604	1,773	22,377	—	3,306	3,306
Thereafter	122,527	3,179	125,706	—	8,722	8,722
Total Minimum Lease Payments	309,768	11,541	321,309	6,774	25,245	32,019
Less: Amount Representing Interest	(66,652)	(3,361)	(70,013)	(316)	(5,571)	(5,887)
Present Value of Minimum Lease Payments	243,116	8,180	251,296	6,458	19,674	26,132
Less: Short-term Obligations	(17,309)	(681)	(17,990)	(4,111)	(2,185)	(6,296)
Long-term Lease Obligations	$225,807	$7,499	$233,306	$2,347	$17,489	$19,836
The following table presents lease costs related to the Company’s Finance and Operating Leases:

		Year Ended December 31,
	Classification	2022	2021	2020
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	$17,900	$12,536	$11,948
Interest on lease liabilities	Interest Expense	13,782	8,021	8,659

Operating lease cost
Included in ROU asset - Aircraft	Aircraft Rent (1)	8,465	18,608	30,717
Included in ROU asset - Real Estate & Other	Ground Handling, Landing Fees and Airport Rent & Other Operating	3,692	3,976	4,872
Short-term	Aircraft Rent	691	277	1,813
Variable - Aircraft	Aircraft Rent (1)	(388)	(1,232)	(1,541)
Variable - Other	Landing Fees & Airport Rentals	1,838	1,210	1,049
Total Lease cost		$45,980	$43,396	$57,517
_________________________________

(1)
The years ended December 31, 2022, 2021 and 2020, include credits of $3,228, $7,609 and $14,110, respectively, for the amortization of Over-market Liabilities established at the Acquisition Date related to lease rates and maintenance reserves.

The following table presents Supplemental cash flow information related to leases, included in the Consolidated Statements of Cash Flows:

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows for Operating Leases	$12,378	$29,360	$34,576
Operating Cash Flows for Finance Leases	$13,782	$8,021	$8,659
Financing Cash Flows for Finance Leases	$42,062	$11,931	$89,697
The table below presents lease-related terms and discount rates related to the Company’s Finance and Operating Leases:

	Year Ended December 31,
	2022	2021	2020
Weighted-average remaining lease term
Operating Leases	5.9 years	4.6 years	4.8 years
Finance Leases	6.1 years	7.2 years	8.6 years

Weighted-average discount rates
Operating Leases	6.3%	6.0%	6.0%
Finance Leases	6.2%	6.1%	6.1%
During the years ended December 31, 2022, 2021, and 2020 the Company expensed $2,191, $4,004 and $8,691 of maintenance reserve payments, respectively. These expenses are reflected in Aircraft Rent on the accompanying Consolidated Statements of Operations.
10. STOCK-BASED COMPENSATION
In March 2021, the stockholders approved the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (the “Plan”). The Plan authorizes that no more than 3,600,000 shares of Common Stock may be delivered in the aggregate pursuant to Awards granted under the Plan. An “Award” means any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, RSU, Other Stock-Based Award, or Other Cash-Based Award granted under the Plan. As of December 31, 2022, there were 3,276,169 shares available for future grants.
Upon implementation of this new Plan, grants under the October 2018 equity incentive plan ceased. Awards already issued under the 2018 plan are not impacted by the new Plan.
Stock compensation expense was $2,774, $5,562, and $2,110 during the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022 and 2021 there was a $1,032 and $3,619 tax benefit recognized in income related to stock compensation expense. The 2021 expense includes $3,804 for performance-based options, which were expensed for the first time in 2021 due to the achievement of a performance condition. As of December 31, 2022, there was $4,583 of total unrecognized compensation expense related to stock options and RSUs. This unrecognized compensation is expected to be fully recognized over a weighted average period of approximately 2.2 years.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Time-Based Stock Options
The following table is a summary of the Company's time-based stock option activity:

	Time-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,281,308	$5.84	$2.54	9.0
Granted	221,941	17.99	7.02
Forfeited	(173,788)	14.65	5.70
Outstanding as of December 31, 2020	2,329,461	$6.36	$2.74	7.6
Granted	62,080	33.10	13.47
Forfeited	(18,613)	11.75	5.15
Exercised	(718,985)	5.89	2.56
Outstanding as of December 31, 2021	1,653,943	$7.57	$3.22	7.2
Granted	—	—	—
Forfeited	(119,605)	20.09	8.03
Exercised	(177,816)	5.63	2.49
Outstanding as of December 31, 2022	1,356,522	$6.72	$2.89	6.1	$12,950
Exercisable as of December 31, 2022	1,214,803	$6.12	$2.65		$12,084
Vested or expected to vest, December 31, 2022	1,356,522	$6.72	$2.89		$12,950
The Company recognizes expense associated with the Time-Based Stock Options in an amount equal to the fair value on the date of the grant and on a straight-line basis over the requisite service period of the award (generally the vesting period). Time-based stock option awards vest at 25% per year over the first four years following the grant. All time-based stock options expire ten years after the grant date. The intrinsic value of stock options exercised in 2022 and 2021 was $3,468 and $18,621, respectively.
The fair value of the time-based stock options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants. A third-party valuation advisor was utilized to assist management in determining the fair value of options granted using the Black-Scholes option-pricing model based on the grant price and assumptions regarding the expected term, expected volatility, dividends, and risk-free interest rates. The grant price was determined based on the fair value of the Company’s

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

stock on the date the Compensation Committee of the Board approves the grant. During the year ended December 31, 2022, the Company did not grant any time-based stock options.
The assumptions used for the Black-Scholes option pricing model were as follows:

	2021	2020
Expected Term	5.1 years	5.6 years
Expected Volatility	34.0%	38.8%
Risk-free Interest Rate	1.2%	1.7%
Expected Dividend Yield	—	—
The expected term was based on vesting criteria and time to expiration. The expected volatility was based on historical volatility of stock prices and assets of a public company peer group. The risk-free interest rate was based on the implied risk-free rate using the expected term and yields of U.S Treasury stock and S&P bond yields.
Performance-Based Stock Options
The following table is a summary of the Company's performance-based stock option activity:

	Performance-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	3,502,947	$5.86	$1.61	9.0
Granted	346,984	17.99	4.36
Forfeited	(272,679)	14.65	3.59
Outstanding as of December 31, 2020	3,577,252	$6.38	$1.72	7.6
Granted	99,167	33.10	10.08
Forfeited	(39,648)	6.89	1.67
Outstanding as of December 31, 2021	3,636,771	$7.10	$1.53	7.2
Granted	—	—	—
Forfeited	(307,894)	14.13	4.43
Exercised	(150,344)	6.55	1.74
Outstanding as of December 31, 2022	3,178,533	$6.45	$1.83	6.1	$30,793
Exercisable as of December 31, 2022	964,635	$6.64	$1.93		$9,322
Vested or expected to vest, December 31, 2022 (1)	1,888,049	$6.45	$1.83		$18,291
_________________________________

(1)	As of December 31, 2022, the Company expected approximately 59% of these options to vest.

The vesting for the Company's performance-based stock options was based on the Company's IPO and other ongoing factors. The Company recognized a cumulative catch-up of stock-based compensation expense upon the Company's IPO. The Company continues to measure the ongoing factors and the impact on vesting. Compensation expense for the performance-based stock options is recognized ratably for each vesting tranche. The service period for these awards is from the original grant date through each of the future vesting dates. The

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

intrinsic value of performance-based stock options exercised in 2022 was $2,511. There were no exercises of performance-based stock options during 2021 or 2020. All performance-based stock options expire ten years after the grant date.
The fair value of performance-based stock options granted was estimated by simulating the future stock price using geometric Brownian motion and risk-free rate of return at intervals specified in the grant agreement. The number of shares vested and future price at each interval were recorded for each simulation and then multiplied together and discounted to present value at the risk-free rate of return. During the year ended December 31, 2022, the Company did not grant any performance-based stock options.
Time-Based RSUs

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2020	—	$—
Granted	7,634	40.60
Forfeited	(2,955)	40.60
Outstanding as of December 31, 2021	4,679	40.60
Granted	248,025	20.44
Forfeited	(5,478)	23.04
Vested	(17,035)	25.87
Outstanding as of December 31, 2022	230,191	$20.39
The Company measures compensation expense for grants of time-based RSUs using the Company's share price on the date of grant. The Company recognizes expense associated with the RSUs in an amount equal to the fair value on the date of the grant and on a straight-line basis over the requisite service period of the award. RSUs vest ratably over the term of the award, which is typically three years. The total fair value of restricted stock units vested was $441 during the year ended December 31, 2022.
11. DEFINED CONTRIBUTION 401(k) PLAN
The Company has a 401(k) profit-sharing retirement plan covering substantially all employees. The plan allows employee contributions up to 50% of a participant’s eligible compensation, subject to limits established under the 401(k) plan and annual IRS elective deferral limits. The Company currently matches 100% of participants contribution up to a maximum of 4% for non-pilot participants’ and 6% for pilot participants’ eligible compensation. Pursuant to the current pilot collective bargaining agreement, the Company was also required to make a non-discretionary 13% Company contribution for pilots based on gross earnings. This non-discretionary Company contribution for pilots will increase to 14% in 2023, and 15% for 2024 and thereafter. Contributions are classified in Salaries, Wages, and Benefits on the Consolidated Statements of Operations.
The Company made 401(k) contributions as follows:

	Year Ended December 31,
	2022	2021	2020
Non-Discretionary	$13,692	$1,187	$1,040
Discretionary	2,730	5,220	4,263
Total 401(k) Contributions	$16,422	$6,407	$5,303

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

12. FUEL DERIVATIVES AND RISK MANAGEMENT
The Company’s operations are inherently dependent upon the price of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into fuel option and swap contracts. The Company does not apply hedge accounting to its fuel derivative contracts, nor does it hold or issue them for trading purposes. As of December 31, 2022 and 2021, the Company had no outstanding fuel derivative contracts.
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
Changes in Derivative Assets (Liabilities) are as follows:

	December 31,
	2022	2021
Balance - January 1	$—	$(1,174)
Non-cash Gains	—	3,527
Contract Settlements	—	(2,353)
Balance - December 31	$—	$—
Fuel Derivative Gains (Losses) consist of the following:

	Year Ended December 31,
	2022	2021	2020
Non-cash Gains (Losses)	$—	$3,527	$(12,206)
Cash Premiums Paid	—	—	(2,053)
Total Fuel Derivative Gains (Losses)	$—	$3,527	$(14,259)
13. INVESTMENTS
A summary of the Company's Available-for-Sale debt securities by major security type is as follows:

	December 31, 2022 (1)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (2):
Municipal Debt Securities	$47,897	$16	$(258)	$47,655
Corporate Debt Securities	93,460	1	(683)	92,778
U.S. Government Agency Securities	32,326	2	(126)	32,202
Total	$173,683	$19	$(1,067)	$172,635

(1)	As the Company purchased these investments during 2022; therefore, there is no comparable presentation for prior periods.
(2)
The Company also holds Certificates of Deposit that are included in Investments on the Consolidated Balance Sheets totaling $6,301 and $6,283 as of December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022, the Company's investments that have unrealized losses have been in a continuous unrealized loss position for less than 12 months. The unrealized losses were the result of increases in market

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

interest rates and were not the result of a deterioration in the credit quality of the securities. As of December 31, 2022, the Company believes that any unrealized losses will recover prior to the investment's conversion to cash. Therefore, the Company believes these losses to be temporary.
14. FAIR VALUE MEASUREMENTS
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
Available-for-Sale Securities – Available-for-Sale investment securities include debt securities, such as municipal, corporate, and U.S. government agency notes. All of these investments are classified as Level 2 because they do not trade in active markets on a regular basis. The Company obtains its pricing per security from a third-party, which uses quoted market prices, when available, or other observable inputs for determination of fair value.
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
Debt – See Note 8 for more information on the Company's debt financings and related fair values.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table summarizes the assets measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$73,727	$18,359	$—	$92,086
Available-for-Sale Securities:
Municipal Debt Securities	—	47,655	—	47,655
Corporate Debt Securities	—	92,778	—	92,778
U.S. Government Agency Securities	—	32,202	—	32,202
Total Available-for-Sale Securities	—	172,635	—	172,635
Total Assets Measured at Fair Value on a Recurring Basis	$73,727	$190,994	$—	$264,721

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$309,338	$—	$—	$309,338
Total Assets Measured at Fair Value on a Recurring Basis	$309,338	$—	$—	$309,338

15. INCOME TAXES
The following table summarizes the significant components of the provision for income taxes from continuing operations:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$1,329	$—	$—
State and Local	84	135	10
Total Current Tax Expense	1,413	135	10

Deferred:
Federal	4,393	16,824	(597)
State and Local	500	2,123	(191)
Total Deferred Tax Expense (Benefit)	4,893	18,947	(788)
Total Income Tax Expense (Benefit)	$6,306	$19,082	$(778)

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Expected Provision at Federal Statutory Tax Rate	21.0%	21.0%	21.0%
State Tax, net of Federal Impact	1.9%	1.8%	3.1%
Stock Compensation Benefit	(4.3)%	(3.6)%	—%
Tax Receivable Agreement	4.4%	(3.4)%	—%
Executive Compensation Limitation	2.0%	3.0%	—%
Employee Parking	0.9%	0.2%	(3.3)%
Meals and Entertainment	—%	—%	(2.2)%
Other Permanent Adjustments	0.4%	—%	(2.0)%
Effective Tax Rate	26.3%	19.0%	16.6%
The following table summarizes the significant components of the Company’s deferred taxes:

	December 31,
	2022	2021
Deferred Tax Assets:
Net Operating Loss	$73,252	$77,920
Operating Lease Obligations	5,179	16,544
Finance Lease Obligations	34,458	40,178
Goodwill and Other Intangible Assets	6,812	9,699
Loyalty Program Liabilities	3,459	4,407
Accrued Maintenance	—	718
Other	7,028	5,095
Total Deferred Tax Assets	130,188	154,561

Deferred Tax Liabilities:
Accelerated Depreciation	(78,749)	(81,120)
Operating Lease Right-of-use Assets	(5,102)	(14,181)
Finance Lease Assets	(30,492)	(41,652)
Prepaid Maintenance	(1,986)	—
Other	(903)	—
Total Deferred Tax Liabilities	(117,232)	(136,953)
Total Net Deferred Tax Assets	$12,956	$17,608
As of December 31, 2022, the Company has $70,551 of federal net operating losses ("NOLs") and $2,701 of state NOLs, net of tax effect, available that may be applied against future tax liabilities. As a result of ownership changes that occurred in 2021, the existing federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code. However, the Company does not believe these limitations will adversely impact its ability to use these losses to offset taxable income in future periods. There is no expiration of federal net operating losses. The state net operating losses begin to expire in 2025.
In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all the Deferred Tax Assets will not be realized. The ultimate realization of the Deferred Tax

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2022, management believes that it is more likely than not that the future results of the operations will generate sufficient taxable income to realize the tax benefits related to its Deferred Tax Assets.
The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations.
As of December 31, 2022 and 2021, the Company had no liability for unrecognized tax benefits recorded in its Consolidated Balance Sheets.
The Company files income tax returns in the United States and various states. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal income tax purposes, the Company's 2021, 2020, and 2019 tax returns remain open to examination. For U.S. state income tax purposes, the Company's 2021, 2020, 2019, and 2018 tax returns remain open to examination.
Tax Receivable Agreement
In connection with the Company’s IPO, the Company entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). The Company will retain the benefit of the remaining 15% of these cash savings.
Upon the closing of the IPO, the Company recognized a non-current liability of $115,200, which represented undiscounted aggregate payments that were expected to be paid to the TRA holders, with an offset to Stockholders’ Equity. Adjustments to the TRA are recorded in Other, net Non-Operating Income (Expense) on the Company's Consolidated Statements of Operations. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. During fiscal year 2022, the TRA liability balance increased $5,000 from $98,800 to $103,800. The increase in the TRA liability was recorded as an expense within the Consolidated Statement of Operations. The 2022 increase in the TRA liability was mainly due to the reduction in the 2022 actual pre-tax income compared to the forecasted pre-tax income. During the year ended December 31, 2021, the TRA Liability decreased by $16,400, which was recorded as a benefit within the Consolidated Statement of Operations. The decrease in the TRA liability was mainly due to the receipt of an additional CARES Act grant in 2021, which extended the time period in which distributions made to shareholders are restricted from March 31, 2022 to September 30, 2022, and also resulted from an increase in 2021 pre-tax income.
16. STOCKHOLDERS’ EQUITY
On October 31, 2022, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may purchase up to $50,000 of its Common Stock, $0.01 par value per share (“Common Stock”). The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans. During the fourth quarter of 2022, the Company entered into a $25,000 Accelerated Share Repurchase Program. The Company received an initial delivery of 890,586 shares at an average price of $19.65 per share during the fourth quarter of 2022. The settlement of the program

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

occurred during January 2023, upon which the Company received an additional 480,932 shares. In total, the Company repurchased 1,371,518 shares at an average price of $18.23 per share.
As of December 31, 2022, the Company had $25,000 of Board authorization remaining to repurchase additional shares of its Common Stock. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
17. SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
Special Items, net on the Consolidated Statements of Operations consist of the following:

	Year Ended December 31,
	2022	2021	2020
CARES Act grant recognition (see Note 3)	$—	$(71,587)	$(62,312)
CARES Act employee retention credit (see Note 3)	—	(848)	(2,328)
Other (1)	—	16	77
Total Special Items, net	$—	$(72,419)	$(64,563)

(1)	The 2021 and 2020 costs were related to relocation of flight attendant bases due to the closure of the Portland and Las Vegas bases.
18. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements (see Note 9), repayment of debt (see Note 8), payments under the TRA (see Note 15), and probable future purchases of aircraft.
During the second quarter of 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The best estimate of this event was recorded as of the second quarter, the estimate has since been revised. The impact of the retirement was not material to the Company's Consolidated Results of Operations. The estimate will continue to be revised when additional information becomes available or when the contingency is finalized. The Company does not believe the finalization of the contingency will have a material effect on the Company's Consolidated Results of Operations.
As of December 31, 2022 the Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. The leases will each have annual lease payments of approximately $2,000 for six years.
As of December 31, 2022 the Company had a commitment to purchase an engine for approximately $4,500. The engine was purchased and delivered in January 2023.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
19. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise about which separate financial information is both available and evaluated regularly by the Chief Operating Decision Maker ("CODM") and is used in

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

resource allocation and performance assessments. The Company’s CODM is considered to be the Company’s Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company's consolidated financial results, primarily through the scheduling of aircraft on the most profitable routes. Substantially all the Company’s tangible assets are located in the U.S. or relate to flight equipment, which is mobile across geographic markets. The Company has two operating and reportable segments: Passenger and Cargo.
The Company’s Passenger segment is comprised of two businesses: Scheduled Service and Charter. These businesses both utilize the Company's Passenger fleet. The CODM maximizes the return on these aircraft through the combination of both the Scheduled Service and Charter flights. The Company routinely schedules its Passenger fleet using what is referred to as “Power Patterns,” which involves scheduling aircraft and crew on trips that combine scheduled service and charter legs, dynamically replacing what would be lower margin scheduled service flights with charter opportunities. Because of the complimentary nature of these businesses and the fact that the CODM routinely looks at the combined results of these businesses to ensure the highest level of returns on the Passenger fleet, the Company determined that it was appropriate that these businesses be viewed as a singular Passenger operating segment.
The Cargo segment began providing air cargo services under the ATSA in May 2020. Fuel consumed in Cargo operations is directly reimbursed by Amazon and therefore aircraft fuel revenue is presented net of such reimbursements on the Consolidated Statements of Operations. Fuel consumed in Cargo maintenance activities is included within Aircraft Fuel expense in the Cargo segment. Certain operating expenses are directly attributable to the Cargo operating segment.
Certain operating expenses are allocated between the operating segments. Non-Fuel operating expenses are allocated based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. CARES Act credits, included in Special Items, net, are allocated based on the respective segment Salaries, Wages, and Benefits.
The following tables present financial information for the Company’s two segments. Assets by segment are not reviewed by the CODM and have not been presented herein. The Company does not consider Interest Income, Interest Expense, and Other Income, net, in assessing the financial performance of its operating segments. Collectively, these items are included in reconciliations of reporting segment financial amounts to consolidated financial amounts.

	Year Ended December 31, 2022
	Passenger	Cargo	Consolidated
Operating Revenues	$804,094	$90,350	$894,444
Non-Fuel Operating Expenses	479,968	90,405	570,373
Aircraft Fuel	268,279	84	268,363
Total Operating Expenses	748,247	90,489	838,736
Operating Income (Loss)	$55,847	$(139)	55,708
Interest Income			4,527
Interest Expense			(31,018)
Other, net			(5,235)
Income before Income Tax			$23,982

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31, 2021
	Passenger	Cargo	Consolidated
Operating Revenues	$531,587	$91,428	$623,015
Non-Fuel Operating Expenses	385,580	68,797	454,377
Aircraft Fuel	128,863	247	129,110
Special Items, net	(54,019)	(18,400)	(72,419)
Total Operating Expenses	460,424	50,644	511,068
Operating Income	$71,163	$40,784	$111,947
Interest Income			85
Interest Expense			(26,326)
Other, net			14,624
Income before Income Tax			$100,330

	Year Ended December 31, 2020 (1)
	Passenger	Cargo	Consolidated
Operating Revenues	$364,677	$36,809	$401,486
Non-Fuel Operating Expenses	332,742	32,530	365,272
Aircraft Fuel	83,392	—	83,392
Special Items, net	(53,842)	(10,721)	(64,563)
Total Operating Expenses	362,292	21,809	384,101
Operating Income	$2,385	$15,000	$17,385
Interest Income			377
Interest Expense			(22,073)
Other, net			(371)
Loss before Income Tax			$(4,682)

(1)	As air cargo operations commenced in May 2020, there are limited Cargo amounts included in the year ended December 31, 2020.
20. PARENT COMPANY FINANCIAL STATEMENTS
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
Revision of Previously Issued Parent Company Financial Information
During the second quarter of 2022, the Company identified an immaterial misstatement in its Consolidated Financial Statements for the year ended December 31, 2021 (the "previously issued financial statements").
The Company assessed the materiality of the errors on the prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements. Management concluded it was immaterial to the Company's previously issued annual or interim financial statements. The Company has revised the previously issued financial statements as presented in these Condensed Parent Company-only Financial Statements and notes included in

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

this Annual Report on Form 10-K. For further information regarding the revision, refer to Note 2 of these Consolidated Financial Statements.
The impact of the revision on the Company's previously issued Condensed Parent Company-only Balance Sheets as of December 31, 2021 are as follows:

	December 31, 2021
	As Previously Issued	Correction	As Revised
Assets
Investment in Subsidiary	$602,561	$3,778	$606,339
Total Other Assets	602,561	3,778	606,339
Total Assets	602,561	3,778	606,339
Stockholders' Equity
Retained Earnings	115,794	3,778	119,572
Total Stockholders' Equity	602,011	3,778	605,789
Total Liabilities and Stockholders' Equity	$602,561	$3,778	$606,339
The impact of the revision on the Company's previously issued Condensed Parent Company-only Statements of Operations for the year ended December 31, 2021 are as follows:

	Year Ended December 31, 2021
	As Previously Issued	Correction	As Revised
Operating Expenses
Equity in Income of Subsidiaries	$77,534	$3,778	$81,312
Total Non-operating Income, net	77,534	3,778	81,312

Income Before Income Tax	77,470	3,778	81,248
Net Income	$77,470	$3,778	$81,248

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following Condensed Parent Company-only Financial Statements are presented to show only the parent company, Sun Country Airlines Holdings, Inc.
Balance Sheets

	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Other Assets:
Investment in Subsidiary	609,396	606,339
Total Other Assets	609,396	606,339
Total Assets	$609,396	$606,339

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$—	$(1)
Other Current Liabilities	16	57
Total Current Liabilities	16	56

Other Long-term Liabilities	1,468	494
Total Liabilities	1,484	550

Stockholders' Equity:
Common Stock	582	579
Treasury Stock	(17,605)	—
Additional Paid In Capital	488,494	485,638
Accumulated Other Comprehensive Income	(807)	—
Retained Earnings	137,248	119,572
Total Stockholders' Equity	607,912	605,789
Total Liabilities and Stockholders' Equity	$609,396	$606,339

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Statements of Operations

	Year Ended December 31,
	2022	2021	2020
Operating Expenses:
Other Operating, net	$465	$64	$179
Total Operating Expenses	465	64	179
Operating Loss	(465)	(64)	(179)

Non-operating Income (Expense):
Equity in Income (Loss) of Subsidiaries	18,141	81,312	(3,725)
Other, net	—	—	—
Total Non-operating Income (Expense), net	18,141	81,312	(3,725)

Income (Loss) before Income Tax	17,676	81,248	(3,904)
Income Tax Expense (Benefit)	—	—	—
Net Income (Loss)	17,676	81,248	(3,904)
Other Comprehensive Loss	(807)	—	—
Comprehensive Income (Loss)	$16,869	$81,248	$(3,904)

A Statement of Cash Flows has not been presented as Sun Country Airlines Holdings, Inc. did not have material cash transactions for the years ended December 31, 2022, 2021, and 2020. Further, Sun Country Airlines Holdings, Inc. did not have material cash balances as of December 31, 2022 and 2021. All cash transactions involving Sun Country Airlines Holdings, Inc. are performed at the subsidiary level.
21. SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through February 15, 2023, the date that the Consolidated Financial Statements were available to be issued. For more information on the Company's subsequent events, see Note 2, Note 3, Note 16, and Note 18 within these Consolidated Financial Statements.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report due to the identification of a material weakness in internal control over financial reporting.
Management's Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes policies and procedures that, (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Management’s assessment included evaluation of criteria in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and has concluded that such internal control over financial reporting was not effective, based on the material weakness described below.

Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
For fiscal year 2022, Management identified a material weakness in internal control over financial reporting. Specifically, Management's controls over the accounting for complex, non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.
This control deficiency did not result in a material misstatement in the Consolidated Financial Statements included in this Annual Report or our prior period consolidated annual or interim financial statements. However, the control deficiency created a reasonable possibility that a material misstatement in the annual or interim Consolidated Financial Statements would not have been prevented or detected on a timely basis. Accordingly, Management concluded that this control deficiency constituted a material weakness.
Remediation Plan
Management is continuing to supplement the system of internal control over financial reporting with the following actions:
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
We have made significant progress in accordance with our remediation plan since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 as follows:
•Reviewed all existing internal accounting policies and accounting guidance memos for completeness and the appropriate accounting guidance, including those surrounding leases;
•Established a policy to provide additional guidance surrounding the use of third-party specialists and continued to engage third-party specialists to review Management’s conclusions on the accounting for non-routine transactions occurring in the fourth quarter of 2022; and
•Enhanced the design of financial reporting controls, specifically sub-certifications and review of non-routine transactions.
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
Despite the existence of this material weakness, our management believes that the Consolidated Financial Statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Exemption from Auditor Attestation Report
This Annual Report does not include an attestation report of our independent registered public accounting firm because, as an “Emerging Growth Company”, our independent registered public accounting firm is not required to issue such an attestation report under SEC rules.
Changes in Internal Control Over Financial Reporting
Other than the changes made as part of the remediation plan described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Swissport International Ltd. (“Swissport”) is an aviation services company providing airport ground and cargo handling services owned by an international group of investors. It is headquartered in Opfikon, Switzerland and the Company utilizes Swissport for certain ground services. The Company’s Chairman also serves on Swissport’s Board of Directors. The Company expensed approximately $4,500 for ground handling services with Swissport in 2022. The services were provided on an arms’ length basis.
Anuvu Corporation ("Anuvu") is a provider of media, content, connectivity and data analytics to markets across air, sea and land. Anuvu is partially owned by investment funds managed by affiliates of Apollo Global Management, who owned 43% of the Company's outstanding Common Stock as of December 31, 2022. The Company utilizes Anuvu as an in-flight Wi-Fi provider for a select few of our aircraft. The Company expensed approximately $550 for services with Anuvu in 2022, the services were provided on an arms' length basis.
Rackspace Technology, Inc. ("Rackspace") is an end-to-end multicloud technology services company that designs, builds and operates cloud environments across all major technology platforms for their customers.

Rackspace is partially owned by investment funds managed by affiliates of Apollo Global Management, who owned 43% of the Company's outstanding Common Stock as of December 31, 2022. The Company utilizes Rackspace for its cloud-based services related to the external website and internal workflows. The Company expensed approximately $150 for services with Rackspace in 2022. The services were provided on an arms' length basis.
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

4.5
Intercreditor Agreement, dated as of December 9, 2019, among Wilmington Trust, National Association, as trustee of the Sun Country Pass Through Trusts, Series 2019-1, and as subordination agent (incorporated by reference to Exhibit 4.5 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

4.6
Trust Supplement No. 2022-1A, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019 (incorporated by reference to Exhibit 4.1 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.7
Trust Supplement No. 2022-1B, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019 (incorporated by reference to Exhibit 4.2 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.8
Intercreditor Agreement, dated as of March 29, 2022, among Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (incorporated by reference to Exhibit 4.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.9
Note Purchase Agreement, dated as of March 29, 2022, among Sun Country, Inc., Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (incorporated by reference to Exhibit 4.4 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.10
Form of Participation Agreement (Participation Agreement between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity but solely as mortgagee, subordination agent under the Intercreditor Agreement and pass through trustee under the pass through trusts) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.5 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.11
Form of Indenture (Trust Indenture and Mortgage between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee) (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.6 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.12
Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1A (incorporated by reference to Exhibit 4.7 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.13
Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1B (incorporated by reference to Exhibit 4.8 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.14*	Description of Registrant’s Securities

10.1
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

10.6#
Air Transportation Services Agreement, dated as of December 13, 2019, by and between Sun Country, Inc. and Amazon.com Services, Inc. (incorporated by reference to Exhibit 10.10 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.7#
Amendment No. 1 to Air Transportation Services Agreement, dated as of June 30, 2020, by and between Sun Country, Inc. and Amazon.com Services, Inc. (incorporated by reference to Exhibit 10.11 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.8#
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

10.10
Amended and Restated Co-Brand Marketing Agreement, dated as of October 17, 2018, between First National Bank of Omaha and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.14 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.11
Amendment No. 1 to Amended and Restated Co-Brand Marketing Agreement, dated as of November 1, 2018, by and between First National Bank of Omaha and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.15 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.12
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

10.34
Registration Rights Agreement by and between Sun Country Airlines Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.35†
Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.39 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.36†
SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan, dated as of July 1, 2019 (incorporated by reference to Exhibit 10.40 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.37†
Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-254371))

10.38†	Form of Option Award Agreement (incorporated by reference to Exhibit 10.42 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.39†
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

10.42
Income Tax Receivable Agreement, by and among Sun Country Airlines, Inc., Sun Country Airlines Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.43
Credit Agreement, dated as of February 10, 2021, among SCA Acquisition, LLC, Sun Country, Inc., the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.47 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.44
Payroll Support Program 3 Agreement, dated as of April 27, 2021, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2021)

10.45*†	Form of Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification by Sun Country’s Chief Executive Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

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
__________________________________
*Filed herewith
†Indicates management contract or compensatory plan.
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
February 15, 2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jude Bricker	Chief Executive Officer; Director	February 15, 2023
Jude Bricker	(Principal Executive Officer)

/s/ Dave Davis	President and Chief Financial Officer;	February 15, 2023
Dave Davis	Director (Principal Financial and Accounting Officer)

/s/ Marion Blakey	Director	February 15, 2023
Marion Blakey

/s/ Patrick O'Keeffe	Director	February 15, 2023
Patrick O'Keeffe

/s/ Thomas C. Kennedy	Director	February 15, 2023
Thomas C. Kennedy

/s/ Jennifer Vogel	Director	February 15, 2023
Jennifer Vogel

/s/ Kerry Philipovitch	Director	February 15, 2023
Kerry Philipovitch

/s/ David Siegel	Director	February 15, 2023
David Siegel

/s/ Gail Peterson	Director	February 15, 2023
Gail Peterson