Form 10-Q
period 2023-03-31
Sun Country Airlines Holdings, Inc.
filed 2023-04-28
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2023:
Common Stock, $0.01 par value – 56,241,005 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$71,587	$92,086
Restricted Cash	22,776	10,842
Investments	171,638	178,936
Accounts Receivable, net of an allowance for credit losses of $245 and $231, respectively	35,464	35,124
Short-term Lessor Maintenance Deposits	1,279	1,241
Inventory, net of a reserve for obsolescence of $1,183 and $1,107, respectively	6,805	7,659
Prepaid Expenses	11,621	11,423
Other Current Assets	4,823	8,179
Total Current Assets	325,993	345,490

Property & Equipment, net:
Aircraft and Flight Equipment	643,924	636,584
Aircraft and Flight Equipment Held for Operating Lease	92,627	—
Ground Equipment and Leasehold Improvements	37,664	35,948
Computer Hardware and Software	9,327	10,831
Finance Lease Assets	261,991	261,991
Rotable Parts	13,318	17,059
Total Property & Equipment	1,058,851	962,413
Accumulated Depreciation & Amortization	(190,580)	(176,746)
Total Property & Equipment, net	868,271	785,667

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $19,890 and $18,890, respectively	86,109	85,110
Operating Lease Right-of-use Assets	21,929	22,182
Aircraft Deposits	9,374	9,134
Long-term Lessor Maintenance Deposits	35,253	32,433
Deferred Tax Asset	2,389	12,956
Other Assets	10,185	9,217
Total Other Assets	387,462	393,255
Total Assets	$1,581,726	$1,524,412
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$58,455	$62,370
Accrued Salaries, Wages, and Benefits	28,523	26,521
Accrued Transportation Taxes	15,403	17,666
Air Traffic Liabilities	141,613	157,995
Finance Lease Obligations	18,506	17,990
Loyalty Program Liabilities	9,664	13,963
Operating Lease Obligations	6,578	6,296
Current Maturities of Long-term Debt, net	66,194	57,548
Income Tax Receivable Agreement Liability	8,165	2,260
Other Current Liabilities	13,267	14,519
Total Current Liabilities	366,368	377,128

Long-term Liabilities:
Finance Lease Obligations	228,513	233,306
Loyalty Program Liabilities	4,135	1,474
Operating Lease Obligations	19,521	19,836
Long-term Debt, net	346,065	294,687
Income Tax Receivable Agreement Liability	92,855	101,540
Other Long-term Liabilities	3,262	3,729
Total Long-term Liabilities	694,351	654,572
Total Liabilities	1,060,719	1,031,700

Commitments and Contingencies (see Note 12)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 58,364,752 and 58,217,647 issued and 56,241,005 and 57,325,238 outstanding at March 31, 2023 and December 31, 2022, respectively	584	582
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 2,123,747 and 892,409 shares held at March 31, 2023 and December 31, 2022, respectively	(40,162)	(17,605)
Additional Paid-In Capital	500,627	488,494
Retained Earnings	60,376	22,048
Accumulated Other Comprehensive Loss	(418)	(807)
Total Stockholders' Equity	521,007	492,712
Total Liabilities and Stockholders' Equity	$1,581,726	$1,524,412
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Revenues:
Passenger	$267,269	$202,033
Cargo	23,361	21,053
Other	3,485	3,439
Total Operating Revenues	294,115	226,525

Operating Expenses:
Aircraft Fuel	72,290	64,544
Salaries, Wages, and Benefits	75,430	59,617
Aircraft Rent	1,480	3,186
Maintenance	13,039	11,995
Sales and Marketing	9,929	8,628
Depreciation and Amortization	19,460	15,328
Ground Handling	11,038	7,958
Landing Fees and Airport Rent	12,051	10,286
Other Operating, net	23,615	23,150
Total Operating Expenses	238,332	204,692
Operating Income	55,783	21,833

Non-operating Income (Expense):
Interest Income	2,741	24
Interest Expense	(8,630)	(8,562)
Other, net	(212)	(6,876)
Total Non-operating Expense, net	(6,101)	(15,414)

Income Before Income Tax	49,682	6,419
Income Tax Expense	11,354	2,782
Net Income	$38,328	$3,637

Net Income per share to common stockholders:
Basic	$0.68	$0.06
Diluted	$0.64	$0.06
Shares used for computation:
Basic	56,630,656	57,907,655
Diluted	59,535,045	61,731,942
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net Income	$38,328	$3,637

Other Comprehensive Income:
Net unrealized gains on Available-for-Sale securities, net of deferred tax expense of $116 and $—, respectively	389	—
Other Comprehensive Income	389	—
Comprehensive Income	$38,717	$3,637

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock Issued for Stock-Based Awards	—	147,105	2	—	—	554	—	—	556
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Common Stock Repurchases	—	—	—	1,230,932	(22,549)	7,501	—	—	(15,048)
Net Income	—	—	—	—	—	—	38,328	—	38,328
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	2,678	—	—	2,678
Other Comprehensive Income	—	—	—	—	—	—	—	389	389
March 31, 2023	2,591,920	58,364,752	$584	2,123,747	$(40,162)	$500,627	$60,376	$(418)	$521,007

	Three Months Ended March 31, 2022
	Warrants	Common Stock		Additional Paid-in Capital	Retained Earnings	Total
		Shares	Amount
December 31, 2021	1,643,660	57,872,452	$579	$485,638	$4,372	$490,589
Stock Issued for Stock-Based Awards	—	91,868	1	522	—	523
Net Income	—	—	—	—	3,637	3,637
Amazon Warrants	189,652	—	—	1,400	—	1,400
Stock-based Compensation	—	—	—	920	—	920
March 31, 2022	1,833,312	57,964,320	$580	$488,480	$8,009	$497,069
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net Income	$38,328	$3,637
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	19,460	15,328
Deferred Income Taxes	10,450	2,782
Other, net	4,643	13,013
Changes in Operating Assets and Liabilities:
Accounts Receivable	(468)	(1,577)
Inventory	(305)	(346)
Prepaid Expenses	(198)	(1,655)
Lessor Maintenance Deposits	(2,858)	(3,919)
Aircraft Deposits	(187)	(1,044)
Other Assets	581	(6,262)
Accounts Payable	(288)	9,500
Accrued Transportation Taxes	(2,264)	1,362
Air Traffic Liabilities	(16,382)	(7,616)
Loyalty Program Liabilities	(1,638)	(2,344)
Operating Lease Obligations	(1,434)	(3,240)
Other Liabilities	421	594
Net Cash Provided by Operating Activities	47,861	18,213
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(104,978)	(49,683)
Purchases of Investments	(24,228)	(3)
Proceeds from the Maturities of Investments	32,840	—
Other, net	1,129	58
Net Cash Used in Investing Activities	(95,237)	(49,628)
Cash Flows from Financing Activities:
Common Stock Repurchases	(14,812)	—
Proceeds from Borrowings	71,280	77,986
Repayment of Finance Lease Obligations	(4,277)	(4,466)
Repayment of Borrowings	(10,122)	(77,947)
Other, net	(3,258)	(1,456)
Net Cash Provided by (Used in) Financing Activities	38,811	(5,883)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(8,565)	(37,298)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	102,928	317,785

Cash, Cash Equivalents and Restricted Cash--End of the Period	$94,363	$280,487

Non-cash transactions:
Aircraft and Flight Equipment Acquired through Finance Leases	$—	$19,928
Changes to Finance Lease Assets due to Operating and Finance Lease Modifications	$—	$46,311

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	March 31, 2023	March 31, 2022
Cash and Cash Equivalents	$71,587	$272,402
Restricted Cash	22,776	8,085
Total Cash, Cash Equivalents and Restricted Cash	$94,363	$280,487

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

1.    BASIS OF PRESENTATION
Sun Country Airlines Holdings, Inc. (together with its consolidated subsidiaries, "Sun Country" or the "Company") is the parent company of Sun Country, Inc., which is a certificated air carrier providing scheduled passenger service, air cargo service, charter air transportation and related services.
The Company has prepared the unaudited Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (“GAAP”) and has included the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Form 10-Q. Therefore, the accompanying Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC ("2022 10-K"). Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. All material intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, uncertainties in pilot staffing, the impact of macroeconomic conditions including inflationary pressures, and other factors, operating results for the three months ended March 31, 2023 are not necessarily indicative of operating results for future quarters or for the year ending December 31, 2023.
2.    CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT
During the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the restrictions on the payment of certain executive compensation under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash compensation and equity awards that could be monetized exceed the CARES Act limit. The Company did not accrue any amounts related to this matter as of March 31, 2023. To the extent we are deemed to have failed to remain in full compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions.
3.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, passenger interface fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Air Transportation Services Agreement (the “ATSA”). Other

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

revenue consists primarily of revenue from services in connection with Sun Country Vacations products and revenue related to certain transactions where the Company acts as a lessor. The amounts included in Other revenue are not material to the Company's results at the individual or aggregate level.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended March 31,
	2023	2022
Scheduled Service	$152,657	$124,068
Charter Service	46,187	32,879
Ancillary	68,425	45,086
Passenger	267,269	202,033
Cargo	23,361	21,053
Other	3,485	3,439
Total Operating Revenues	$294,115	$226,525
The Company attributes and measures its Operating Revenues by geographic region as defined by the Department of Transportation ("DOT") for airline reporting based upon the origin of each passenger and cargo flight segment.
The Company’s operations are highly concentrated in the U.S., but include service to many international locations, primarily based on scheduled service to Latin America during the winter season and on military charter services.
Total Operating Revenues by geographic region are as follows:

	Three Months Ended March 31,
	2023	2022
Domestic	$273,423	$208,591
Latin America	20,255	17,869
Other	437	65
Total Operating Revenues	$294,115	$226,525
Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets.
The Company’s significant contract liabilities are comprised of: 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets).

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Contract Assets and Liabilities are as follows:

	March 31, 2023	December 31, 2022
Contract Assets
Costs to fulfill contract with Amazon	$2,026	$2,195
Total Contract Assets	$2,026	$2,195

Contract Liabilities
Air Traffic Liabilities	$141,613	$157,995
Loyalty Program Liabilities	13,799	15,437
Amazon Deferred Up-front Payment	3,019	3,271
Total Contract Liabilities	$158,431	$176,703
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2023, $123,574 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2022.
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
Changes in the Loyalty Program Liabilities are as follows:

	2023	2022
Balance – January 1	$15,437	$19,718
Loyalty Points Earned	2,294	1,819
Loyalty Points Redeemed (1)	(3,932)	(4,163)
Balance – March 31	$13,799	$17,374
______________________

(1)	Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

4.    EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Income	$38,328	$3,637

Denominator:
Weighted Average Common Shares Outstanding - Basic	56,630,656	57,907,655
Dilutive effect of Stock Options, RSUs and Warrants (1)	2,904,389	3,824,287
Weighted Average Common Shares Outstanding - Diluted	59,535,045	61,731,942

Basic earnings per share	$0.68	$0.06
Diluted earnings per share	$0.64	$0.06
______________________

(1)
There were 3,117,544 and 3,550,810 performance-based stock options outstanding at March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, the Company expected approximately 64% and 75% of these options to vest, respectively. As of March 31, 2023, 43% of the eligible outstanding performance-based stock options have vested. These amounts are included in the measure above to the extent they are dilutive.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

5. AIRCRAFT
As of March 31, 2023, Sun Country's fleet consisted of 57 Boeing 737-NG aircraft, comprised of 53 Boeing 737-800s, three Boeing 737-900ERs and one Boeing 737-700.
The following tables summarize the Company’s aircraft fleet activity for the three months ended March 31, 2023 and 2022, respectively:

	December 31, 2022	Additions	Reclassifications	Removals	March 31, 2023
Passenger:
Owned	29	—	—	—	29
Finance leases	11	—	—	—	11
Operating leases	2	—	—	—	2
Sun Country Airlines’ Fleet	42	—	—	—	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other owned:
Aircraft Held for Operating Lease	—	3	—	—	3
Total Aircraft	54	3	—	—	57

	December 31, 2021	Additions	Reclassifications	Removals	March 31, 2022
Passenger:
Owned	21	1	—	—	22
Finance leases	9	1	2	—	12
Operating leases	6	—	(2)	—	4
Sun Country Airlines’ Fleet	36	2	—	—	38
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft	48	2	—	—	50
During the three months ended March 31, 2023, the Company entered into an agreement to acquire five 737-900ERs that are currently on lease to an unaffiliated airline ("Aircraft Held for Operating Lease"). As of March 31, 2023, three of the Aircraft Held for Operating Lease had been acquired. Subsequent to March 31, 2023, the transaction was completed resulting in the acquisition of the two remaining Aircraft Held for Operating Lease. The five Aircraft Held for Operating Lease were financed through a term loan arrangement. See Note 6 of these Condensed Consolidated Financial Statements for more information on this transaction. As of March 31, 2023, 29 of the owned aircraft and Aircraft Held for Operating Lease were financed and three aircraft were unencumbered.
During the three months ended March 31, 2022, the Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the lease classification from operating leases to

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

finance leases with expiration dates in fiscal year 2026. The Company also acquired two incremental 737-800 aircraft, one of which was financed using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC") and another through a finance lease arrangement that is set to expire in fiscal year 2030.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended March 31,
Aircraft Status	Expense Type	2023	2022
Owned	Depreciation	$11,872	$8,673
Finance Leased	Amortization	4,683	4,069
Operating Leased	Aircraft Rent (1)	1,480	3,186
		$18,035	$15,928

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
6. ASSET ACQUISITIONS
During the three months ended March 31, 2023, the Company entered into an agreement to acquire five Aircraft Held for Operating Lease for approximately $158,000. On March 29, 2023, the Company acquired three of the Aircraft Held for Operating Lease. The table below reflects the cumulative balances recognized upon acquisition of the three aircraft on March 29, 2023:

Asset	Balance Sheet Classification
Aircraft Held for Operating Lease	Aircraft and Flight Equipment Held for Operating Lease	$67,959
Maintenance Rights Asset	Aircraft and Flight Equipment Held for Operating Lease	24,668
Over-Market Asset	Other Intangible Assets, net	2,004
Total		$94,631
The purchase price was assigned to the assets based upon their relative fair values as of the acquisition date. The Company estimated the fair value of the Aircraft Held for Operating Lease principally based on market appraisals. The appraisals were based on an analysis of the economic conditions impacting both the airline industry and broader economy, the current fuel price environment, aircraft order data, passenger traffic levels, and qualitative and quantitative characteristics impacting the value of the acquired aircraft.
The fair value of the Maintenance Rights Asset was determined using a discounted cash flow method based on aircraft utilization levels at the time of the acquisition and the applicable rates as specified within the lease agreements.
The fair value of the Over-Market Asset was determined using a discounted cash flow model that involves the comparison of contractual lease cash flows to the estimated at-market lease payments for an aircraft of the same type and age.

On April 4, 2023, the Company completed the transaction resulting in the acquisition of the two additional Aircraft Held for Operating Lease for the remaining consideration of approximately $63,000. The acquisition cost of the aircraft will be allocated between Aircraft Held for Operating Lease, Maintenance Rights, and Over-Market Assets on a relative fair value basis.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

As of March 31, 2023, the Company's restricted cash balance also included $13,103 that was deposited in relation to the purchase of the two remaining Aircraft Held for Operating Lease. Upon acquisition, the deposited amounts were remitted to the seller.
The purchase of the Aircraft Held for Operating Lease was financed primarily using the proceeds from a term loan credit facility with a face amount of $119,200 and the Company's cash. As of March 31, 2023, $71,280 of the term loan credit facility was outstanding with respect to three Aircraft Held for Operating Lease acquired during the three months ended March 31, 2023. The remaining $47,920 of financing available under the term loan credit facility was drawn on April 4, 2023 related to the purchase of the two remaining Aircraft Held for Operating Lease. For more information on the term loan credit facility, see Note 7 of these Condensed Consolidated Financial Statements.
Aircraft Held for Operating Lease
The Company obtained outright ownership of the Aircraft Held for Operating Lease upon purchase and assumed the position of lessor until the end of the lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, the Aircraft Held for Operating Lease will be redelivered to Sun Country and is expected to be inducted into the Company’s fleet. The rental revenue associated with the Aircraft Held for Operating Lease is recognized as it is earned and is included in Other revenue. The rental revenue was not material to the Company's results of operations for the three months ended March 31, 2023.
Maintenance Rights Asset
Upon purchase of the Aircraft Held for Operating Lease, the Company recognized a Maintenance Rights Asset which represents the Company’s contractual right to receive the aircraft in a specified maintenance condition at the end of the lease. The acquired leases contain an end of lease compensation clause whereby the lessee is required to remit a cash payment as a means to true-up the aircraft’s maintenance condition to full-life or perform the maintenance tasks needed to physically restore the airframe and engines to such a condition. The asset represents the difference between the Aircraft Held for Operating Lease’s physical maintenance condition as of the purchase date and the contractual return condition at the end of the lease term. The Maintenance Rights Asset is not depreciated over the lease term, nor will it accrete as additional life is consumed on the aircraft.
Over-Market Asset
Upon purchase of the Aircraft Held for Operating Lease, the Company recognized an intangible asset representing lease terms which are favorable to the lessor (unfavorable to the lessee) as compared with market terms of similar leases. The asset will be amortized over the remaining lease terms for the respective aircrafts, which ranges from approximately 1.7-2.7 years. The amortization will be recognized as a contra-revenue, offsetting the rental revenue associated with the Aircraft Held for Operating Lease included in Other revenue.
7.    DEBT
Credit Facilities
On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

“Credit Facilities.” The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of March 31, 2023.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. During 2022, the Company repaid the outstanding balance of the DDTL in full using proceeds received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of March 31, 2023. The Company recorded a $1,557 loss on extinguishment of debt during the three months ended March 31, 2022 in connection with the repayment of the DDTL, which represents the write-off of the unamortized deferred financing costs. As of March 31, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit.
Long-term Debt
Term Loan Credit Facility
During the three months ended March 31, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The loan is to be repaid monthly over 7 years. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral. During the three months ended March 31, 2023, the Company received gross proceeds of $71,280 with respect to three of the Aircraft Held for Operating Lease. An incremental $47,920 of gross proceeds were received subsequent to March 31, 2023 upon the completion of the transaction resulting in the acquisition of two additional Aircraft Held for Operating Lease. During the three months ended March 31, 2023, the Company recorded $1,388 in debt issuance costs associated with the term loan credit facility.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company at the end of the lease term and a Loan-to-Value ("LTV") ratio calculation is completed. The interest rate in effect as of March 31, 2023 on the term loan was 8.6%. To the extent that the LTV exceeds 75%, a principal prepayment will be required in order to reduce the ratio to 75%. Amounts received under the end of lease maintenance compensation clause may be applied towards the LTV payment.
Pass-Through Trust Certificates
In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Long-term Debt includes the following:

	March 31, 2023	December 31, 2022
Notes payable under the Company's 2019-1 EETC agreement dated December 2019, with original loan amounts of $248,587 payable in bi-annual installments, in June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95% and the weighted average interest rate is 4.73% as of March 31, 2023.	$176,697	$176,697
Notes payable under the Company's 2022-1 EETC agreement dated March 2022, with a face amount of $188,277 payable in bi-annual installments, in March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75% and the weighted average interest rate is 5.06% as of March 31, 2023.	168,897	179,019
Term Loan Credit Facility (see terms and conditions on pg 16)	71,280	—
Total Debt	416,874	355,716
Less: Unamortized debt issuance costs	(4,615)	(3,481)
Less: Current Maturities of Long-term Debt	(66,194)	(57,548)
Total Long-term Debt, net	$346,065	$294,687
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2023	$55,025	$(982)	$54,043
2024	69,623	(1,097)	68,526
2025	74,216	(872)	73,344
2026	55,142	(637)	54,505
2027	58,280	(468)	57,812
Thereafter	104,588	(559)	104,029
Total as of March 31, 2023	$416,874	$(4,615)	$412,259
The fair value of Debt was $390,948 as of March 31, 2023 and $324,059 as of December 31, 2022. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

8. INVESTMENTS
A summary of debt securities by major security type:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$27,601	$5	$(132)	$27,474
Corporate Debt Securities	89,045	—	(386)	88,659
U.S. Government Agency Securities	49,174	69	(99)	49,144
Total	$165,820	$74	$(617)	$165,277

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$47,897	$16	$(258)	$47,655
Corporate Debt Securities	93,460	1	(683)	92,778
U.S. Government Agency Securities	32,326	2	(126)	32,202
Total	$173,683	$19	$(1,067)	$172,635

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,361 and $6,301 as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company's investments that have unrealized losses have been in a continuous unrealized loss position for less than 12 months. The unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of March 31, 2023, the Company believes that any unrealized losses are recoverable prior to the investment's conversion to cash. Therefore, the Company believes these losses to be temporary and no impairments have been recognized.
9.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$71,587	$—	$—	$71,587
Available-for-Sale Securities:
Municipal Debt Securities	—	27,474	—	27,474
Corporate Debt Securities	—	88,659	—	88,659
U.S. Government Agency Securities	—	49,144	—	49,144
Total Available-for-Sale Securities	—	165,277	—	165,277
Total Assets Measured at Fair Value on a Recurring Basis	$71,587	$165,277	$—	$236,864

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

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
10.    INCOME TAXES

The Company's effective tax rate for the three months ended March 31, 2023 and 2022 was 22.9% and 43.3%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The 20.4% decrease in the effective tax rate was primarily due to the $6,800 non-deductible adjustment to increase the tax receivable liability related to the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA") in the prior period, partially offset by stock compensation benefits.
Tax Receivable Agreement
The TRA balance as of March 31, 2023 and December 31, 2022 was $101,020 and $103,800, respectively. The TRA liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate. During the three months ended March 31, 2023, the Company recorded an immaterial adjustment to the estimated TRA liability. During the three months ended March 31, 2022, the Company recorded an adjustment to the estimated TRA liability of $6,800. During the three months ended March 31, 2023, the Company made a payment of $2,425 to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.
11.    STOCKHOLDERS' EQUITY
Equity Transactions
Secondary Offerings
On February 15, 2023, the Company announced the commencement of a secondary public offering of 5,250,000 shares of its Common Stock by an affiliate of certain investment funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”). The underwriters were given an option to purchase an additional 787,500 shares of Common Stock. In connection with the offering, the underwriters agreed to sell to the Company, and the Company agreed to purchase from the underwriters, an aggregate of 750,000 shares of Common Stock at a price of $19.75 per share, the same price at which the underwriters purchased the Common Stock from the selling stockholder, for a total of $14,812. The Company incurred offering expenses of $528 in connection to this offering and did not receive any of the proceeds.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Common Stock Repurchases
On October 31, 2022, the Company’s Board of Directors authorized a $50,000 stock repurchase program. During the fourth quarter of 2022, the Company entered into a $25,000 Accelerated Share Repurchase Program. The Company received an initial delivery of 890,586 shares at an average price of $19.65 per share during the fourth quarter of 2022. The settlement of the program occurred during January 2023, upon which the Company received an additional 480,932 shares. In total, the Company repurchased 1,371,518 shares at an average price of $18.23 per share.
The Company also repurchased $14,812 of its Common Stock as part of the secondary offering by the selling stockholder. See above for more details.
As of March 31, 2023, the Company had $10,188 of Board authorization remaining to repurchase additional shares of its Common Stock. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the three months ended March 31, 2023 and March 31, 2022, 189,652 warrants vested in each respective period. As of March 31, 2023 and March 31, 2022, the cumulative vested warrants held by Amazon were 2,591,920 and 1,833,312, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
12.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 7), payments under the TRA (see Note 10), and probable future purchases of aircraft.
During the second quarter of 2022, an owned aircraft was retired due to the aircraft sustaining damage beyond economic repair. The best estimate of this event was recorded during 2022. The contingency has been finalized and the impact of the retirement was not material to the Company's Condensed Consolidated Results of Operations.
As of March 31, 2023 the Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. The leases will each have annual lease payments of approximately $2,000 for six years.
As of March 31, 2023, the Company had a commitment to purchase an incremental aircraft for approximately $24,500. The Company is expected to take delivery of the aircraft in the second quarter of 2023.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

13.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$270,754	$23,361	$294,115	$205,472	$21,053	$226,525
Non-Fuel Operating Expenses	140,637	25,405	166,042	120,810	19,338	140,148
Aircraft Fuel	72,266	24	72,290	64,544	—	64,544
Total Operating Expenses	212,903	25,429	238,332	185,354	19,338	204,692
Operating Income (Loss)	$57,851	$(2,068)	55,783	$20,118	$1,715	21,833
Interest Income			2,741			24
Interest Expense			(8,630)			(8,562)
Other, net			(212)			(6,876)
Income Before Income Tax			$49,682			$6,419
14.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through April 28, 2023, the date that the Condensed Consolidated Financial Statements were available to be issued.
During the three months ended March 31, 2023, the Company entered into an agreement to acquire five Aircraft Held for Operating Lease. On April 4, 2023, the Company completed the transaction resulting in the acquisition of two Aircraft Held for Operating Lease for total consideration of approximately $63,000. The purchase price was primarily financed with the remaining $47,920 available under the term loan credit facility and $13,103 of the Company’s restricted cash that was previously deposited.
For more information on the subsequent events, see Note 5, Note 6, and Note 7 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2023 and 2022. Also discussed is our financial position as of March 31, 2023 and December 31, 2022. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2022 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and visiting friends and relatives ("VFR") passengers and charter customers and providing crew, maintenance and insurance (“CMI”) services, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our scheduled service, charter and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.
Our scheduled service business combines low costs with a high-quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than Ultra Low-Cost Carriers ("ULCCs", which include Allegiant Travel Company, Frontier Airlines and Spirit Airlines) while maintaining lower Adjusted Cost per Available Seat Mile (“CASM”) than Low Cost Carriers ("LCCs", which include Southwest Airlines and JetBlue Airways), resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. For example, our product includes more legroom than ULCCs, complimentary beverages, in-flight entertainment, and in-seat power, none of which are offered by ULCCs.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Our charter business, which is one of the largest narrow body charter operations in the United States, is a key component of our strategy because it provides both inherent diversification and downside protection, and because it is synergistic with our other businesses. Our charter business has several favorable characteristics, including: large repeat customers, more stable demand than scheduled service flying, and the ability to pass through certain costs, including fuel. Our diverse charter customer base includes casino operators, the U.S. Department of Defense, and collegiate and professional sports teams. Our charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the U.S. Department of Defense and sports teams continue to fly during normal economic downturns and our casino contracts are long-term in nature.
On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and we are currently flying 12 Boeing 737-800 cargo aircraft for Amazon. Our CMI service is asset-light from a Sun Country perspective as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our passenger businesses. Our cargo business also enables us to leverage certain assets, capabilities, and fixed costs to enhance profitability and promote growth across our Company.
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
Pilot training throughput issues, fuel price increases due to geopolitical events, and the impact of macroeconomic conditions including inflationary pressures continue to impact the Company, as well as the industry. Airline travel demand has remained strong which has offset the additional costs associated with pilot training throughput issues, fuel price increases, and other inflationary pressures. Our flexible business model gives us the ability to adjust our services in response to these market conditions, which is targeted at producing the highest possible returns for Sun Country.
The Company experienced challenging winter weather at our main hub, the Minneapolis – St. Paul International Airport ("MSP") during the first quarter of 2023. A substantial portion of our business is focused on serving markets originating or ending in MSP during this seasonal peak period. Minneapolis-St. Paul had one of the top snowfalls on record this year, which drove a number of operational challenges and resulted in additional costs for the Company. Two major storms shut down MSP airport during the first quarter of 2023, which is rare. The resulting cancellations from these closures negatively impacted results in the quarter.
For more information on our business and strategic advantages, see the "Business" and “Management’s Discussion and Analysis of Operations” sections within Part I, Item 1 and Part II, Item 7, respectively, in our 2022 10-K.
Components of Operations
For a more detailed discussion on the nature of transactions included in the separate line items of our Condensed Consolidated Statement of Operations, see “Management’s Discussion and Analysis of Operations” in Part II, Item 7 in our 2022 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended March 31, 2023 (1)				Three Months Ended March 31, 2022 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	6,177	2,369	3,027	11,672	6,227	1,620	2,574	10,487
Block hours (2)	21,941	5,054	7,776	35,083	22,433	3,804	7,390	33,805
Aircraft miles (2)	8,740,473	1,725,753	2,840,370	13,401,208	9,100,714	1,379,448	2,809,782	13,334,873
Available seat miles (ASMs) (thousands) (2)	1,625,728	301,913		1,945,001	1,684,532	235,705		1,928,149
Total revenue per ASM (TRASM) (cents)	13.81	15.30		13.92	10.25	13.95		10.66
Average passenger aircraft during the period (3)				41.3				34.1
Passenger aircraft at end of period (3)				42				38
Cargo aircraft at end of period				12				12
Aircraft Held for Operating Lease				3				—
Average daily aircraft utilization (hours) (3)				7.3				8.6
Average stage length (miles)				1,225				1,336
Revenue passengers carried (4)	998,238				922,652
Revenue passenger miles (RPMs) (thousands) (4)	1,432,131				1,338,459
Load factor (4)	88.1%				79.5%
Average base fare per passenger (4)	$152.93				$134.47
Ancillary revenue per passenger (4)	$68.55				$48.87
Charter revenue per block hour (4)		$9,139				$8,643
Fuel gallons consumed (thousands) (2)	17,383	3,526		21,073	17,401	2,758		20,245
Fuel cost per gallon, excluding indirect fuel credits				$3.45				$3.20
Employees at end of period				2,634				2,316
Cost per available seat mile (CASM) (cents) (5)				12.25				10.62
Adjusted CASM (cents) (6)				7.10				6.21
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
(6)Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, and certain other costs that are unrelated to our airline operations.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
Operating Revenues:
Scheduled Service	$152,657	$124,068	$28,589	23%
Charter Service	46,187	32,879	13,308	40%
Ancillary	68,425	45,086	23,339	52%
Passenger	267,269	202,033	65,236	32%
Cargo	23,361	21,053	2,308	11%
Other	3,485	3,439	46	1%
Total Operating Revenues	294,115	226,525	67,590	30%

Operating Expenses:
Aircraft Fuel	72,290	64,544	7,746	12%
Salaries, Wages, and Benefits	75,430	59,617	15,813	27%
Aircraft Rent	1,480	3,186	(1,706)	(54)%
Maintenance	13,039	11,995	1,044	9%
Sales and Marketing	9,929	8,628	1,301	15%
Depreciation and Amortization	19,460	15,328	4,132	27%
Ground Handling	11,038	7,958	3,080	39%
Landing Fees and Airport Rent	12,051	10,286	1,765	17%
Other Operating, net	23,615	23,150	465	2%
Total Operating Expenses	238,332	204,692	33,640	16%
Operating Income	55,783	21,833	33,950	155%

Non-operating Income (Expense):
Interest Income	2,741	24	2,717	NM
Interest Expense	(8,630)	(8,562)	(68)	1%
Other, net	(212)	(6,876)	6,664	(97)%
Total Non-operating Expense, net	(6,101)	(15,414)	9,313	(60)%

Income Before Income Tax	49,682	6,419	43,263	674%
Income Tax Expense	11,354	2,782	8,572	308%
Net Income	$38,328	$3,637	$34,691	954%

"NM" stands for not meaningful
Total Operating Revenues increased $67,590, or 30%, to $294,115 for the three months ended March 31, 2023 from $226,525 for the three months ended March 31, 2022. The increase was largely driven by an increase in demand for passenger service during the first quarter of 2023 as compared to the first quarter of 2022. The

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

increase in demand resulted in an increase to average total fare per passenger of $38.14, or 21%, to $221.48 for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Scheduled Service. Scheduled service revenue increased by $28,589, or 23%, to $152,657 for the three months ended March 31, 2023 from $124,068 for the three months ended March 31, 2022. The table below presents select operating data for scheduled service, expressed as year-over-year changes:

	Three Months Ended March 31,		Change		% Change
	2023	2022
Departures	6,177	6,227	(50)		(1)%
Passengers	998,238	922,652	75,586		8%
Average base fare per passenger	$152.93	$134.47	$18.46		14%
RPMs (thousands)	1,432,131	1,338,459	93,672		7%
ASMs (thousands)	1,625,728	1,684,532	(58,804)		(3)%
TRASM (cents)	13.81	10.25	3.56		35%
Passenger load factor	88.1%	79.5%	8.6	pts	N/A
The year-over-year increases in certain scheduled service operating data were primarily the result of an increase in demand in the first quarter of 2023 relative to the same period in 2022. The year-over-year increase in demand is demonstrated by a 14% increase in the average base fare per passenger, 8.6 percentage points increase in passenger load factor, and a 8% increase in passengers, as year-over-year ASMs decreased by 3%. The year-over-year revenue increase is slightly offset by the introduction of an Ancillary product during the second quarter of 2022, which reclassified approximately $17,224 of revenue from Scheduled Service to Ancillary during the three months ended March 31, 2023.
Charter Service. Charter service revenue increased $13,308, or 40%, to $46,187 for the three months ended March 31, 2023, from $32,879 for the three months ended March 31, 2022. Charter revenue per block hour was $9,139 for the three months ended March 31, 2023, as compared to $8,643 for the three months ended March 31, 2022, for an increase of 6%. The increase in Charter service revenue was driven by a 46% and 33% increase in Charter departures and block hours, respectively, primarily due to new charter agreements.
Ancillary. Ancillary revenue increased by $23,339, or 52%, to $68,425 for the three months ended March 31, 2023, from $45,086 for the three months ended March 31, 2022. Ancillary revenue was $68.55 per passenger in the three months ended March 31, 2023, up $19.68, or 40%, from the three months ended March 31, 2022. Ancillary revenue benefited from the introduction of an Ancillary product during the second quarter of 2022, which reclassified approximately $17,224 of revenue from Scheduled Service to Ancillary during the three months ended March 31, 2023. The increase in scheduled passengers and passenger load factor of 8% and 8.6 percentage points, respectively, during the period resulted in greater sales of air travel-related services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees and on-board sales.
Cargo. Revenue from cargo services increased by $2,308, or 11%, to $23,361 for the three months ended March 31, 2023, from $21,053 for the three months ended March 31, 2022. The increase was primarily driven by a 18% and 5% increase in departures and block hours, respectively. Revenue during the three months ended March 31, 2023 also benefited from the annual rate escalation included in the ATSA, which went into effect on December 13, 2022.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Other. Other revenue was $3,485 for the three months ended March 31, 2023, as compared to $3,439 for the three months ended March 31, 2022. Other revenue will benefit in future periods from the rental revenue associated with the five Aircraft Held for Operating Lease acquired in March and April of 2023.
Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expense, excluding indirect fuel credits, is the best measure of the effect of fuel prices on our business as it consists solely of direct fuel expenses that are related to our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding indirect fuel credits that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended March 31,		Change	% Change
	2023	2022
Total Aircraft Fuel Expense	$72,290	$64,544	$7,746	12%
Indirect Fuel Credits	440	318	122	38%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$72,730	$64,862	$7,868	12%
Fuel Gallons Consumed (thousands)	21,073	20,245	828	4%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$3.45	$3.20	$0.25	8%

Aircraft Fuel expense increased by 12% year-over-year primarily due to a 8% increase in the average fuel cost per gallon and a 4% increase in consumption. The price of fuel continues to be impacted by global geopolitical events.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $15,813, or 27%, to $75,430 for the three months ended March 31, 2023, as compared to $59,617 for the three months ended March 31, 2022. The increase in Salaries, Wages, and Benefits was primarily due to an increase in headcount, as well as per unit costs for pilots to support the current flight schedule. The employee headcount as of March 31, 2023 was 2,634, as compared to 2,316 as of March 31, 2022, for an increase of 318, or 14%.
Aircraft Rent. Aircraft Rent expense decreased $1,706, or 54%, to $1,480 for the three months ended March 31, 2023, as compared to $3,186 for the three months ended March 31, 2022. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). As of March 31, 2023 and 2022, there were two and four aircraft under operating leases, respectively.
Maintenance. Maintenance expense increased $1,044, or 9%, to $13,039 for the three months ended March 31, 2023, as compared to $11,995 for the three months ended March 31, 2022. The increase in maintenance expense was primarily driven by the year-over-year increase in the size of our fleet, as well as increased total system departures and block hours. These amounts were partially offset by fewer landing gear events and heavy maintenance checks.
Sales and Marketing. Sales and Marketing expense increased $1,301, or 15%, to $9,929 for the three months ended March 31, 2023, as compared to $8,628 for the three months ended March 31, 2022. The year-over-year

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

increase was driven by approximately $1,500 increase in credit card processing, partially offset by a decrease in global distribution system expenses due to a new direct distribution method that has shifted the mix of direct and indirect sales.
Depreciation and Amortization. Depreciation and Amortization expense increased $4,132, or 27%, to $19,460 for the three months ended March 31, 2023, as compared to $15,328 for the three months ended March 31, 2022. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that results in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). As of March 31, 2023 and 2022, there were 43 and 34 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $3,080, or 39%, to $11,038 for the three months ended March 31, 2023, as compared to $7,958 for the three months ended March 31, 2022. The increase was primarily driven by the 46% increase in Charter departures, as well as rate increases due to inflationary and market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $1,765, or 17%, to $12,051 for the three months ended March 31, 2023, as compared to $10,286 for the three months ended March 31, 2022. The increase was primarily driven by the 46% increase in Charter departures, as well as rate increases due to inflationary and market pressures.
Other Operating, net. Other operating, net increased $465, or 2%, to $23,615 for the three months ended March 31, 2023, as compared to $23,150 for the three months ended March 31, 2022, mainly due to increased departures within Charter, which resulted in higher crew travel costs and catering expenses, as well as an increase in other operational overhead costs. These increases were partially offset by an increase in Charter recovery costs as a result of the 46% increase in departures.
Non-operating Income (Expense)
Interest Income. Interest income was $2,741 for the three months ended March 31, 2023 primarily due to the change in investment strategy which led to the purchase of debt securities during the second quarter of 2022. Interest income for the three months ended March 31, 2022 was nominal.
Interest Expense. Interest expense increased $68, or 1%, to $8,630 for the three months ended March 31, 2023, as compared to $8,562 for the three months ended March 31, 2022. The increase was primarily due to a larger mix of owned aircraft that were financed or refinanced with the proceeds from new debt, partially offset by a $1,557 loss on extinguishment of debt in the three months ended March 31, 2022 related to the repayment of the DDTL. Interest expense will be impacted in future periods from the additional debt incurred to complete the acquisition of five Aircraft Held for Operating Lease in March and April of 2023. For more information on the Company's Debt, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net was a net expense of $212 for the three months ended March 31, 2023, as compared to a net expense of $6,876 for the three months ended March 31, 2022, a decrease of $6,664, or 97%. The decrease was primarily due to the $6,800 adjustment to increase the estimated TRA liability in the prior year, partially offset by offering expenses of $528 in connection to the Company's secondary offering during the three months ended March 31, 2023.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Income Tax. The Company's effective tax rate for the three months ended March 31, 2023 was 22.9% compared to 43.3% for the three months ended March 31, 2022. The decrease in the effective tax rate was primarily due to the $6,800 non-deductible adjustment of the TRA liability in the prior period, partially offset by stock compensation benefits. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Segments
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$270,754	$23,361	$294,115	$205,472	$21,053	$226,525

Operating Expenses:
Aircraft Fuel	72,266	24	72,290	64,544	—	64,544
Salaries, Wages, and Benefits	58,808	16,622	75,430	47,531	12,086	59,617
Aircraft Rent	1,480	—	1,480	3,186	—	3,186
Maintenance	9,482	3,557	13,039	9,103	2,892	11,995
Sales and Marketing	9,929	—	9,929	8,628	—	8,628
Depreciation and Amortization	19,430	30	19,460	15,302	26	15,328
Ground Handling	11,038	—	11,038	7,954	4	7,958
Landing Fees and Airport Rent	11,950	101	12,051	10,171	115	10,286
Other Operating, net	18,520	5,095	23,615	18,935	4,215	23,150
Total Operating Expenses	212,903	25,429	238,332	185,354	19,338	204,692
Operating Income (Loss)	$57,851	$(2,068)	$55,783	$20,118	$1,715	$21,833

Operating Margin %	21.4%	(8.9)%	19.0%	9.8%	8.1%	9.6%
Passenger. Passenger Operating Income increased by $37,733 to $57,851 for the three months ended March 31, 2023 from $20,118 for the three months ended March 31, 2022. The Operating Margin Percentage for the three months ended March 31, 2023 increased by 11.6 percentage points, as compared to the three months ended March 31, 2022. The increase in Passenger Operating Income and Operating Margin was primarily driven by an increase in demand for passenger service during the first quarter of 2023, as compared to the first quarter of 2022, resulting in higher per unit revenues for both scheduled service and charter. These revenue increases more than offset increases in expenses. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo had an Operating Loss of $2,068 for the three months ended March 31, 2023, as compared to Operating Income of $1,715 for the three months ended March 31, 2022, a decrease of $3,783. Operating Margin Percentage for the three months ended March 31, 2023 decreased by 17.0 percentage points, as compared to the three months ended March 31, 2022. The decrease was primarily driven by a year-over-year increase in Salaries, Wages, and Benefits due to an increase in head count, as well as per unit costs for pilots

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

to support operations. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above, where we describe the cargo expenses embedded within each financial statement line item.
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

	Three Months Ended March 31,
	2023	2022
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$294,115	$226,525
Operating Income	55,783	21,833

Stock Compensation Expense	2,678	920
Adjusted Operating Income	$58,461	$22,753

Operating Income Margin	19.0%	9.6%
Adjusted Operating Income Margin	19.9%	10.0%

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended March 31,
	2023	2022
Adjusted Net Income Reconciliation:
Net Income	$38,328	$3,637

Stock Compensation Expense	2,678	920
Gain on Asset Transactions, net (a)	—	(2)
Loss on refinancing credit facility	—	1,557
Secondary offering costs	528	—
TRA adjustment (b)	(357)	6,800
Income tax effect of adjusting items, net (c)	(737)	(568)
Adjusted Net Income	$40,440	$12,344
_________________________

(a)	Due to changes in the Company’s operations, Management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(c)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA Reconciliation:
Net Income	$38,328	$3,637
Stock Compensation Expense	2,678	920
Gain on Asset Transactions, net (a)	—	(2)
Secondary offering costs	528	—
TRA adjustment (b)	(357)	6,800
Interest Income	(2,741)	(24)
Interest Expense	8,630	8,562
Provision for Income Taxes	11,354	2,782
Depreciation and Amortization	19,460	15,328
Adjusted EBITDA	$77,880	$38,003
_________________________

(a)	Due to changes in the Company’s operations, Management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
CASM and Adjusted CASM
CASM is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, stock-based compensation, certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our Board of Directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.
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
The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended March 31,
	2023		2022
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$238,332	12.25	$204,692	10.62
Less:
Aircraft Fuel	72,290	3.72	64,544	3.35
Stock Compensation Expense	2,678	0.13	920	0.05
Cargo expenses, not already adjusted above	24,812	1.28	19,112	0.99
Sun Country Vacations	436	0.02	402	0.02
Adjusted CASM	$138,116	7.10	$119,714	6.21

ASM (thousands)	1,945,001		1,928,149
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
Our primary sources of liquidity as of March 31, 2023 included our existing cash and cash equivalents of $71,587 and short-term investments of $171,638, our expected cash generated from operations, and the $24,650 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $22,776 as of March 31, 2023, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided. As of March 31, 2023, the Company's restricted cash balance also included $13,103 that was deposited in relation to the purchase of the two remaining Aircraft Held for Operating Lease. Upon acquisition, the deposited amounts were remitted to the seller.

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
Aircraft – As of March 31, 2023, our fleet consisted of 57 Boeing 737-NG aircraft. This includes 42 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA, and three Aircraft Held for Operating Lease.
During the three months ended March 31, 2023, the Company entered into an agreement to acquire five Aircraft Held for Operating Lease. On March 29, 2023, the Company acquired three of the Aircraft Held for Operating Lease for total consideration of approximately $95,000. On April 4, 2023, the Company completed the transaction resulting in the acquisition of the two additional Aircraft Held for Operating Lease for total consideration of approximately $63,000. Upon purchase, the Company obtained outright ownership of the Aircraft Held for Operating Lease and assumed the position of lessor until the end of the lease terms. On each lease expiry date, the Aircraft Held for Operating Lease will be redelivered to Sun Country and is expected to be inducted into the Company’s fleet.
We may finance additional aircraft through debt financing or finance leases based on market conditions, our prevailing level of liquidity and capital market availability. We may also enter into new operating leases on an opportunistic basis. For more information on our fleet, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of March 31, 2023, we had $36,532 of total Lessor Maintenance Deposits.
Investments - The Company invests its cash and cash equivalents in highly liquid securities with strong credit ratings. As of March 31, 2023, the Company held $165,277 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
The Company also holds $6,361 of Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets as of March 31, 2023.
CARES Act - During the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the restrictions on the payment of certain executive compensation under the CARES Act. Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

compensation and equity awards that could be monetized exceed the CARES Act limit. The Company did not accrue any amounts related to this matter as of March 31, 2023. To the extent we are deemed to have failed to remain in full compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions.
Credit Facilities - The Company uses its Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft.
As of March 31, 2023, the Company had $24,650 of the $25,000 Revolving Credit Facility available due to $350 being pledged to support a letter of credit, and no balance drawn. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of March 31, 2023.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance, aircraft. In December 2019, we issued the 2019-1 EETC, for the purpose of financing or refinancing 13 used aircraft. In March 2022, the Company issued the 2022-1 EETC for the purpose of financing or refinancing 13 aircraft.
During the three months ended March 31, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The loan is to be repaid monthly over 7 years. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral. During the three months ended March 31, 2023, the Company received gross proceeds of $71,280 with respect to three of the Aircraft Held for Operating Lease. An incremental $47,920 of gross proceeds were received subsequent to March 31, 2023 upon the completion of the transaction resulting in the acquisition of two additional Aircraft Held for Operating Lease.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company at the end of the lease term and a LTV ratio calculation is completed. The interest rate in effect as of March 31, 2023 on the term loan was 8.6%. To the extent that the LTV exceeds 75%, a principal prepayment will be required in order to reduce the ratio to 75%. Amounts received under the end of lease maintenance compensation clause may be applied towards the LTV payment.
For more information on our credit facilities or debt, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
TRA Liability - During the three months ended March 31, 2023, the Company made a payment of $2,425 to the TRA holders. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The table below presents the major indicators of financial condition and liquidity:

	March 31, 2023	December 31, 2022
Cash and Cash Equivalents	$71,587	$92,086
Available-for-Sale Securities	165,277	172,635
Amount Available Under Revolving Credit Facility	24,650	24,650
Total Liquidity	$261,514	$289,371

	March 31, 2023	December 31, 2022
Total Debt, net	$412,259	$352,235
Finance Lease Obligations	247,019	251,296
Operating Lease Obligations	26,099	26,132
Total Debt, net, and Lease Obligations	685,377	629,663
Stockholders' Equity	521,007	492,712
Total Invested Capital	$1,206,384	$1,122,375

Debt-to-Capital	0.57	0.56
Sources and Uses of Liquidity

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Total Operating Activities	$47,861	$18,213	$29,648	163%

Investing Activities:
Purchases of Property & Equipment	(104,978)	(49,683)	(55,295)	111%
Purchases of Investments	(24,228)	(3)	(24,225)	NM
Proceeds from the Maturities of Investments	32,840	—	32,840	NM
Other, net	1,129	58	1,071	NM
Total Investing Activities	(95,237)	(49,628)	(45,609)	92%

Financing Activities:
Common Stock Repurchases	(14,812)	—	(14,812)	NM
Proceeds from Borrowings	71,280	77,986	(6,706)	(9)%
Repayment of Finance Lease Obligations	(4,277)	(4,466)	189	(4)%
Repayment of Borrowings	(10,122)	(77,947)	67,825	(87)%
Other, net	(3,258)	(1,456)	(1,802)	124%
Total Financing Activities	38,811	(5,883)	44,694	(760)%

Net Decrease in Cash	$(8,565)	$(37,298)	$28,733	(77)%
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
"NM" stands for not meaningful

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Cash Flow Activities
Operating activities in the three months ended March 31, 2023 provided $47,861, as compared to providing $18,213 during the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, our Net Income was $38,328 and $3,637, respectively.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2023, $123,574 of revenue recognized in Passenger revenue was included in the $157,995 of Air Traffic Liabilities as of December 31, 2022. The balance of Air Traffic Liabilities increased year-over-year by 28% to $141,613 as of March 31, 2023. This is due to increased demand for passenger services, which has also resulted in higher per unit revenues.
Aircraft Fuel. Aircraft Fuel expense represented approximately 30% and 32% of our total operating expense for the three months ended March 31, 2023 and 2022, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel consumption increased by 4% during the three months ended March 31, 2023 compared to prior year. Additionally, the cost per gallon increased by 8% year-over-year due to current market conditions, which continue to be impacted by global geopolitical events. We expect jet fuel prices to remain volatile throughout 2023.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $104,978 and $49,683 for the three months ended March 31, 2023 and 2022, respectively. Our capital expenditures during the three months ended March 31, 2023 primarily included the purchase of three Aircraft Held for Operating Lease and one spare engine. Our capital expenditures during the three months ended March 31, 2022 primarily included the purchase of one incremental aircraft, the purchase of three spare engines, the first installment payment to purchase a flight simulator, and other miscellaneous projects.
Investments. During three months ended March 31, 2023, the Company's net investment activity resulted in cash inflows of $8,612. This was the result of a change in investment strategy during the second quarter of 2022, which led to the purchase of debt securities. Proceeds from maturing securities exceeded purchases during the three months ended March 31, 2023.
Financing Cash Flow Activities
Debt. During the three months ended March 31, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The Company received gross proceeds of $71,280 with respect to three of the Aircraft Held for Operating Lease during the three months ended March 31, 2023. In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. Five of these aircraft were owned fleet assets previously financed by the DDTL, which was repaid with the proceeds from the 2022-1 EETC.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Finance Leases. The year-over-year decrease was impacted by the change in the composition of our fleet that resulted in a decrease in the number of aircraft operated under finance leases. As of March 31, 2023 and 2022, there were 11 and 12 finance leases, respectively.
Common Stock Repurchases. During the three months ended March 31, 2023 the Company repurchased 750,000 shares of its Common Stock at a total cost of $14,812, or $19.75 per share. The repurchase was part of a secondary public offering of the Company's shares by an affiliate of certain investment funds managed by affiliates of Apollo. For more information on the stock repurchase program and this purchase, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other. During the three months ended March 31, 2023, the Company made a payment of $2,425 to the TRA holders.
Off Balance Sheet Arrangements
For a detailed discussion on the nature of the Company's Off Balance Sheet Arrangements, see “Management’s Discussion and Analysis of Operations” in Part II, Item 7 in our 2022 10-K. There have been no material changes to the Company's Off Balance Sheet Arrangements as compared to the 2022 10-K.
Commitments and Contractual Obligations
See Note 6 and Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding commitments and contractual obligations.
Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2023, there were no recently adopted accounting standards that had a material impact to the Company.
Critical Accounting Policies and Estimates
Our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For more information on our critical accounting policies, see “Management’s Discussion and Analysis of Operations” sections within Part II, Item 7, respectively, in our 2022 10-K.
There have been no material changes to our critical accounting policies and estimates as compared to the 2022 10-K.

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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at March 31, 2023. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the second quarter of 2023, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $193 excluding reimbursed fuel from cargo and certain charter customers.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the $119,200 term loan credit facility used to finance the Aircraft Held for Operating Lease. A 100 basis point increase in interest rates on the term loan would result in a corresponding increase in interest expense of approximately $1,192 annually. As of the date of this filing, the entire term loan credit facility had been drawn. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of March 31, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit. As of March 31, 2023, no amounts on the Revolving Credit Facility had been drawn.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $165,277 as of March 31, 2023. These investments are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K as of December 31, 2022, that Management identified a material weakness in internal control over financial reporting. Specifically, Management's controls over the accounting for complex, non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.

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

•Established a policy to provide additional guidance surrounding the use of third-party specialists;

•Enhanced the design of financial reporting controls, specifically sub-certifications and review of non-routine transactions;

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

We have made significant progress in accordance with our remediation plan since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022 as follows:

•Continued to engage third-party specialists to review Managements conclusions on the accounting for non-routine transactions occurring in the first quarter of 2023; and

•Re-designed the overall design of our risk assessment process with utilization of a new third-party tool

•Established a policy and internal controls surrounding transactions related to a new lessor relationship

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

Despite the existence of this material weakness, our management believes that the Condensed Consolidated Financial Statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than the changes made as part of the remediation plan described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2022 10-K, the risk factors which materially affect our business, financial condition or results of operations. Except for the updated risk factors set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2022 10-K and the risk factors presented in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business

Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all. The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted.

We would face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular, in the event of a major bank or credit card failure, we could be unable to process credit card transactions. In such a case, or if financial liquidity deteriorates for other reasons, our ability to operate our business and our financial condition and results of operations could be significantly harmed.

Lessee defaults could materially adversely affect our business, financial condition and results of operations.

Investors should expect some lessees to experience payment difficulties, particularly in difficult economic or operating environments. As a result of their financial condition and lack of liquidity, lessees may be significantly in arrears in their rental or maintenance payments. The airline industry is cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand; changes in fuel costs, interest rates, foreign currency, inflation, labor difficulties, including pilot shortages, wage negotiations or other labor actions; increases in other operating costs, such as increased insurance costs, general economic conditions and governmental regulation and associated fees affecting the air transportation business. In recent years, the airline industry has been substantially impacted by the COVID-19 pandemic. In addition, geopolitical events such as changes in national policy or the imposition of sanctions, including new sanctions, trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics, pandemics and natural disasters; availability of financing, including availability of governmental support; and airline financial health may also have an impact. Finally, our lessees may also be affected by aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event specifically excluded from insurance policies such as dirty bombs, biohazardous materials and electromagnetic pulsing. These factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments or perform their maintenance obligations under the leases. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

We may not correctly assess the credit risk of a lessee or that risk could change over time. We may not be able to charge risk-adjusted lease rates, and lessees may not be able to continue to perform their financial and other obligations under our leases in the future.

Many airlines received lease deferrals or other accommodations during the COVID-19 pandemic and we may agree to deferrals, restructurings and terminations in the ordinary course of our business with lessees in the future. If a lessee delays, reduces, or fails to make lease payments when due and if we are unable to agree on a lease payment deferral or lease restructuring and we elect to terminate the lease, we may not receive all or any payments still outstanding. While deferrals generally shift the timing of payments to a later period, restructurings and terminations generally permanently reduce lease revenue, and the associated reduction in lease revenue could negatively affect our business.

In the event that a lessee defaults under a lease, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses.

Significant costs resulting from lease defaults could have a material adverse effect on our business.

Although we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft would likely lead to significant costs for us. Those costs include legal and other expenses of court or other governmental proceedings, particularly if the lessee is contesting the proceedings, and costs to obtain possession and/or deregistration of the aircraft and flight and export permissions. Delays resulting from these proceedings would increase the period of time during which the aircraft is not generating revenue. We may incur maintenance, refurbishment or repair costs that a defaulting lessee has failed to incur or pay and that are necessary to put the aircraft in suitable condition for re-lease, sale, or induction into the

Company’s fleet. We may also incur storage costs associated with aircraft that we repossess and are unable to sell, induct into our fleet, or place immediately with another lessee. We may be required to pay off liens, claims, taxes and other governmental charges to obtain clear possession, including, in some cases, liens that the lessee might have incurred in connection with the operation of its other aircraft. We could also incur other costs in connection with the physical possession of the aircraft.

We may suffer other adverse consequences due to a lessee default and the repossession of the aircraft. Our rights upon a lessee default vary significantly depending upon the jurisdiction and may include the need to obtain a court order for repossession of the aircraft and/or consents for deregistration or re-export of the aircraft. When a defaulting lessee is in bankruptcy, protective administration, insolvency or similar proceedings, additional limitations may apply. Certain jurisdictions give rights to the trustee in bankruptcy or a similar officer to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or without performing all of the obligations under the lease. There can be no assurance that jurisdictions that have adopted the Cape Town Convention, which provides for uniformity and certainty for repossession of aircraft, will enforce it as written. Our efforts to repossess our aircraft could be further complicated for lessees that are owned in whole or in part by, or are subsidized by, government-related entities. Accordingly, we may be delayed in, or prevented from, enforcing our rights under a lease and in re-leasing, inducting into our fleet, or selling the affected aircraft.

If we repossess an aircraft, we may not be able to export or deregister and profitably redeploy the aircraft in a timely manner or at all. Before an aviation authority will register an aircraft that has previously been registered in another country, it must receive confirmation that the aircraft has been deregistered by that country’s aviation authority. In order to deregister an aircraft, the lessee must comply with applicable laws and regulations, and the relevant governmental authority must enforce these laws and regulations. For instance, where a lessee or other operator flies only domestic routes in the jurisdiction in which the aircraft is registered, repossession may be more difficult, especially if the jurisdiction permits the lessee or the other operator to resist deregistration. We may also incur significant costs in retrieving or recreating aircraft records required for registration of the aircraft, and in obtaining a certificate of airworthiness for an aircraft. Upon a lessee default, we may incur significant costs in connection with repossessing our aircraft and we may be delayed in repossessing our aircraft or may be unable to obtain possession of our aircraft, which could have a materially adverse impact on our future revenue and cash flows.

Lessee defaults and reorganizations, bankruptcies or similar proceedings may result in lost revenue and additional costs.

From time to time, an airline may seek reorganization or protection from creditors under its local laws or may go into liquidation. Lessees may default on their lease obligations or file for bankruptcy or otherwise seek protection from creditors (collectively referred to as “bankruptcy”). Based on historical rates of airline defaults and bankruptcies, it’s possible that we will experience lessee defaults and bankruptcies.

If a lessee defaults on its lease or files for bankruptcy, the lessee may not make lease payments or may return aircraft to us before the lease expires. If a lessee files for bankruptcy with the intent of reorganizing its business, we may agree to adjust our lease terms, including reducing lease payments by a significant amount. Certain jurisdictions give rights to the trustee in a bankruptcy to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. If one or more airline bankruptcies result in a larger number of aircraft being available for purchase or lease over a short period of time, aircraft values and aircraft lease rates may be depressed, and additional grounded aircraft and lower market values could adversely affect our ability to sell our aircraft or lease or remarket our aircraft at favorable rates or at all.

As a result of the time and process involved with lessee reorganizations, bankruptcies or similar proceedings as described above, which can vary by airline and jurisdiction among other factors, we may experience lost revenue and additional costs.

If our lessees encounter financial difficulties and we decide to restructure our leases with those lessees, this could result in less favorable leases and in significant reductions in our cash flow.

If a lessee is late in making payments or fails to make payments in full, we may elect to or be required to restructure the lease. Restructuring may involve anything from a simple rescheduling of payments to the termination of a lease without receiving all the past due amounts. If requests for payment restructuring or rescheduling are granted, reduced or deferred rental payments may be payable over all or some part of the remaining term of the lease, and the terms of any revised payment schedules may be unfavorable or such payments may not be made. We may be unable to agree upon acceptable terms for any requested restructurings and as a result may be forced to exercise our remedies under those leases and we may be unable to repossess our aircraft on a timely basis.

The terms and conditions of payment restructurings or reschedulings may adversely affect our cash flows.

Our lessees may fail to adequately insure our aircraft or fulfill their indemnity obligations, or we may not be able to adequately insure our aircraft, which may result in increased costs and liabilities.

When an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for losses on other legal theories or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. As a result, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet. While we believe our insurance is adequate both as to coverages and amounts based on industry standards in the current market, we cannot assure you that we are adequately insured against all risks and in all territories in which our aircraft operate. For example, following the Russia-Ukraine conflict, Russia, Ukraine and Belarus are now generally excluded from coverage in our contingent liability, contingent hull and contingent hull war insurance consistent with insurance market terms available at the time these policies were last renewed.

We also separately require our lessees to obtain specified levels of insurance customary in the aviation industry and indemnify us for, and insure against, liabilities arising out of the lessee’s use and operation of the aircraft. Lessees are also required to maintain all risks hull insurance, all risks property insurance, and war risks hull insurance on the aircraft at agreed upon levels. Lessees may fail to maintain adequate insurance coverage during a lease term, which, although in contravention of the lease terms, could necessitate our taking some corrective action such as terminating the lease or securing insurance for the aircraft. Moreover, even if our lessees retain specified levels of insurance, and indemnify us for, and insure against, liabilities arising out of their use and operation of the aircraft, we cannot assure you that we will not have any liability.

In addition, there are certain risks or liabilities that we or our lessees may face, for which insurers may be unwilling to provide coverage for, or the cost to obtain such coverage may be prohibitively expensive. For example, following the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of insurance coverage available for claims resulting from acts of terrorism, war, dirty bombs, biohazardous materials, electromagnetic pulsing or similar events, and increased the premiums for such third-party war risk and terrorism liability insurance and coverage in general. Similarly, following the Russia-Ukraine conflict, aviation insurers have, in some cases, reduced the scope of insurance coverage provided by policies and increased insurance premiums. Accordingly, our or our lessees’ insurance coverage could be insufficient to cover all claims that could be asserted against us arising from the operation of our aircraft. Inadequate insurance coverage or default by lessees in fulfilling their indemnification or insurance obligations will reduce the proceeds that would be received by us if we are sued and are required to make payments to claimants. Moreover, our lessees’ insurance coverage is dependent on the financial condition of insurance companies, which might not be able to pay claims.

Our or our lessees’ failure to adequately insure our aircraft, or our lessees’ failure to fulfill their indemnity obligations to us, could reduce insurance proceeds otherwise payable to us in certain cases, and may result in increased costs and liabilities for our business.

A lessee’s failure to obtain required licenses, consents and approvals could negatively affect our ability to remarket, sell, or induct such aircraft into our fleet.

Airlines are subject to extensive regulation in the jurisdictions in which they are registered and operate. As a result, we expect some of our leases will require licenses, consents or approvals, including consents from governmental or regulatory authorities for certain payments under our leases and for the import, export or deregistration of aircraft. Subsequent changes in applicable law or administrative practice may require additional licenses and consents or result in revocation of prior licenses and consents.

Furthermore, consents needed in connection with our repossession or sale of an aircraft may be withheld. Any of these events could negatively affect our ability to remarket, sell, or induct such aircraft into our fleet.

Events outside of our control, including the threat or realization of epidemic diseases such as the COVID-19 pandemic, natural disasters, terrorist attacks, war or armed hostilities between countries or non-state actors, may adversely affect the financial condition of our lessees and of the aviation industry more broadly, and may ultimately impact our business.

Air travel has historically been disrupted, sometimes severely, by the occurrence of unexpected events outside of our and our lessees’ control. The COVID-19 pandemic has recently impacted air travel and our results of operations. We may still experience other impacts from COVID-19 or another disease, such as weaker demand for used aircraft, lessee defaults, bankruptcies or reorganizations, delays in delivery of aircraft, and increased costs of borrowing. We cannot currently reasonably estimate the extent to which these events will impact our business, results of operations and financial condition.

In addition to the recent COVID-19 pandemic, passenger demand for air travel has also been negatively impacted in the past by other epidemic diseases, such as severe acute respiratory syndrome, bird flu, swine flu, the Zika virus, and Ebola. Future epidemic diseases and other diseases, or the fear of such events, could provoke responses that negatively affect passenger air travel. Air travel has also been disrupted in the past by terrorist attacks, war or armed hostilities between countries or non-state actors, including the fear of such events, and the occurrence of natural disasters and other natural phenomena, such as extreme weather conditions, floods, earthquakes, and volcanic eruptions, which may become more frequent or severe as a result of climate change.

The occurrence of any such event, or multiple such events, could cause our lessees to experience decreased passenger demand, to incur higher costs and to generate lower revenues, which could adversely affect their ability to make lease payments to us, fulfill their maintenance obligations, or to obtain the types and amounts of insurance we require. This, in turn, could lead to lease restructurings and repossessions, impair our ability to remarket or otherwise dispose of aircraft on favorable terms or at all, or reduce the proceeds we receive for our aircraft in a disposition which may ultimately impact our business.

Export restrictions and tariffs may impact where we can place and deliver our aircraft and negatively impact our earnings and cash flows.

Existing export restrictions impact where we can place and deliver our aircraft. New export restrictions, including those implemented quickly or as a result of geopolitical events, may impact where we can place and deliver our aircraft or the ability of our lessees to operate our aircraft in certain jurisdictions, which may negatively impact our earnings and cash flows. For example, in early 2022, in connection with the ongoing conflict between Russia and Ukraine, the United States, European Union, United Kingdom and others imposed economic sanctions and export controls against certain industry sectors and parties in Russia. These sanctions include closures of airspace for aircraft operated by Russian airlines, bans on the leasing or sale of aircraft to Russian controlled entities, bans on the export and re-export of aircraft and aircraft components to Russian controlled entities or for use in Russia, and corresponding prohibitions on providing technical assistance, brokering services, insurance and reinsurance, as well as financing or financial assistance.

Tariffs can also impact our ability to place and deliver aircraft. Our leases are primarily structured as triple net leases, whereby the lessee is responsible for all operating costs. As a result, increased tariffs will result in a higher cost for imported aircraft that our lessees may not be willing to assume and which could adversely impact demand for aircraft, creating an oversupply of aircraft and potentially placing downward pressure on lease rates and aircraft market values.

For example, in October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new aircraft imported from Europe, including Airbus aircraft. In March 2020, the tariffs on aircraft were raised to 15%. In November 2020, the E.U. announced a 15% tariff on new aircraft imported into the E.U. from the U.S., including Boeing aircraft. In June 2021, the U.S. and the E.U. agreed to temporarily suspend all retaliatory tariffs related to new aircraft imports for five years.

We cannot predict what further actions may ultimately be taken with respect to export controls, tariffs or trade relations between the U.S. and other countries. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for aircraft, increase the cost of aircraft components, delay production, or impact the competitive position of certain aircraft manufacturers. In turn, this may impact where we can place and deliver our aircraft, which may negatively impact our earnings and cash flows.

Changes in fuel costs could negatively affect our lessees, and by extension, the demand for our aircraft, which may negatively impact our earnings and cash flows.

Historically, fuel prices have fluctuated widely depending primarily on international market conditions, geopolitical and environmental events, and currency exchange rates. The cost of fuel represents a major expense that is not within the control of airlines, and significant increases in fuel costs or hedges that inaccurately assess the direction of fuel costs can adversely affect our and other airlines’ operating results. Due to the competitive nature of the aviation industry, operators may be unable to pass on increases in fuel prices to their customers by increasing fares in a manner that fully offsets increased fuel costs. In addition, operators may not be able to manage this risk by appropriately hedging their exposure to fuel price fluctuations. Airlines that do hedge their fuel costs can also be adversely affected by swift movements in fuel prices if such airlines are required as a result to post cash collateral under hedge agreements. Therefore, if fuel prices materially increase or show significant volatility, our lessees are likely to incur higher costs or generate lower revenues, which may affect their ability to meet their obligations to us. A sustained period of lower fuel costs may also adversely affect regional economies that depend on oil revenue, including those in which certain of our lessees operate. Should changes in fuel costs negatively affect our lessees or demand for our aircraft, our earnings and cash flows may be negatively impacted.

The appreciation of the U.S. dollar could negatively impact our lessees’ ability to honor the terms of their leases, which are denominated in U.S. dollars, and may result in lost revenues and reduced net income.

Lessees are exposed to currency risk due to the fact that they earn revenues in their local currencies while a significant portion of their liabilities and expenses are denominated in U.S. dollars, including their lease payments to us, as well as fuel, debt service, and other expenses. The ability of our lessees to make lease payments to us in U.S. dollars may be adversely impacted in the event of an appreciating U.S. dollar. This is particularly true for non-U.S. airlines whose operations are primarily domestic. Shifts in foreign exchange rates can be significant, are difficult to predict, and can occur quickly as evidenced by the significant appreciation of the U.S. dollar in 2022. Should our lessees be unable to honor the terms of their leases due to the appreciation of the U.S. dollar, we may experience lost revenues and reduced net income.

Income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.

We operate in multiple jurisdictions and may become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Moreover, as our aircraft are operated by our lessees in multiple jurisdictions, we may have nexus or taxable presence as a result of our aircraft landings in various jurisdictions. Such landings may result in us being subject to various taxes in such jurisdictions. Further, any changes in tax laws in any of the jurisdictions that subject us to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate.

Environmental, social and governance (“ESG”) matters may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders, regulatory agencies and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. We may also face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services.

Risks and requirements related to transacting business in foreign countries may result in increased liabilities, including penalties and fines as well as reputational harm.

Our international business exposes us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the Office of Foreign Assets Control (“OFAC”), and similar or more restrictive foreign laws, rules and regulations, which may also apply to us. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject us to fines, penalties and other sanctions.

We have in place Company policies related to FCPA, OFAC, export controls and similar laws and regulations, but we cannot assure you that our employees, consultants, sales agents, or associates will not engage in unlawful conduct for which we may be held responsible or that our business partners will not engage in conduct that could affect their ability to perform their contractual obligations and result in our being held liable for such conduct. Violation of laws or regulations may result in increased liabilities including penalties and fines as well as reputational harm.

The Company’s business has been, and in the future may again be, materially and adversely impacted by extreme weather events. An inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography has adversely and materially impacted, and in the future could again adversely and materially impact, the Company’s business, results of operations, and financial condition.

Depending on location, the Company’s assets, including aircraft on lease, and route network are or could be exposed to ongoing risks arising from a variety of adverse weather conditions or localized natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, tropical storms, tornadoes, floods, sea-level rise, severe winter weather, sustained or extreme cold or heat, drought, or other disturbances, actual or threatened. Extreme weather conditions, including increases in the frequency, severity, or duration of severe weather events (whether or not caused by anthropogenic climate change), can disrupt air travel from time to time, ground planes, damage equipment and increase maintenance costs, cause delays and cancellations or other network disruptions, require implementation of weight limitations due to increased temperatures, increase turbulence-related injuries, cause increases in fuel consumption to avoid such weather, disrupt the Company’s supply chains (including fuel, parts, and service provider disruptions), and otherwise adversely affect the Company’s assets, operations, and infrastructure. These events can decrease revenue, increase costs, and adversely impact the Company’s financial condition. Prolonged interruptions or disruptions at airports can and do also adversely impact the Company’s business and results of operations. The Company also may incur significant costs to reestablish or relocate affected business functions, aircraft, and employees. Moreover, any resulting economic dislocations could adversely affect demand for the Company’s services, resulting in an adverse effect on our business, results of operations, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's repurchases of Common Stock for the quarter ended March 31, 2023. All stock repurchases during the quarter reflect shares repurchased pursuant to the Company's stock repurchase program and shares withheld from employees to satisfy the taxes due in connection with grants of stock under the Company's equity incentive plans. The shares of Common Stock withheld and tax withholding obligations are considered to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item, but are not considered to be part of the Company's $50,000 stock repurchase program. For more information on the Company's stock repurchase program, see Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ in thousands) of Shares that May Yet be Purchased Under Plan
January 1-31, 2023	480,932	$—	(1)	480,932	$25,000
February 1-28, 2023	750,406	19.75		750,000	10,188
March 1-31, 2023	—	—		—	—
Total	1,231,338	$—		1,230,932	$10,188
_________________________

(1)
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)Exhibits

10.1*	Employment Letter, dated as of July 5, 2022, by and between Sun Country, Inc. and Rose Neale

10.2*
Term Loan Facility Agreement, dated as of March 21, 2023, by and among Sun Country Airlines Holdings, Inc., Sun Country, Inc. (D/B/A Sun Country Airlines), the lenders party thereto and UMB Bank, National Association, as facility agent, security trustee and account bank

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023

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

April 28, 2023