Form 10-Q
period 2023-06-30
Sun Country Airlines Holdings, Inc.
filed 2023-08-04
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2023:
Common Stock, $0.01 par value – 56,012,229 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$86,930	$92,086
Restricted Cash	7,281	10,842
Investments	158,177	178,936
Accounts Receivable, net of an allowance for credit losses of $241 and $231, respectively	26,937	35,124
Short-term Lessor Maintenance Deposits	999	1,241
Inventory, net of a reserve for obsolescence of $1,190 and $1,107, respectively	7,365	7,659
Prepaid Expenses	12,209	11,423
Other Current Assets	2,365	8,179
Total Current Assets	302,263	345,490

Property & Equipment, net:
Aircraft and Flight Equipment	664,757	636,584
Aircraft and Flight Equipment Held for Operating Lease	154,161	—
Ground Equipment and Leasehold Improvements	38,690	35,948
Computer Hardware and Software	10,388	10,831
Finance Lease Assets	276,086	261,991
Rotable Parts	15,206	17,059
Total Property & Equipment	1,159,288	962,413
Accumulated Depreciation & Amortization	(211,227)	(176,746)
Total Property & Equipment, net	948,061	785,667

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $21,325 and $18,890, respectively	86,416	85,110
Operating Lease Right-of-use Assets	18,715	22,182
Aircraft Deposits	9,614	9,134
Long-term Lessor Maintenance Deposits	38,310	32,433
Deferred Tax Asset	—	12,956
Other Assets	9,021	9,217
Total Other Assets	384,299	393,255
Total Assets	$1,634,623	$1,524,412
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$56,143	$62,370
Accrued Salaries, Wages, and Benefits	30,095	26,521
Accrued Transportation Taxes	15,488	17,666
Air Traffic Liabilities	130,264	157,995
Finance Lease Obligations	33,641	17,990
Loyalty Program Liabilities	8,962	13,963
Operating Lease Obligations	4,485	6,296
Current Maturities of Long-term Debt, net	83,204	57,548
Income Tax Receivable Agreement Liability	8,000	2,260
Other Current Liabilities	12,973	14,519
Total Current Liabilities	383,255	377,128

Long-term Liabilities:
Finance Lease Obligations	223,647	233,306
Loyalty Program Liabilities	4,694	1,474
Operating Lease Obligations	18,264	19,836
Long-term Debt, net	365,211	294,687
Deferred Tax Liability	3,356	—
Income Tax Receivable Agreement Liability	93,020	101,540
Other Long-term Liabilities	2,411	3,729
Total Long-term Liabilities	710,603	654,572
Total Liabilities	1,093,858	1,031,700

Commitments and Contingencies (see Note 12)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 58,552,727 and 58,217,647 issued and 56,012,229 and 57,325,238 outstanding at June 30, 2023 and December 31, 2022, respectively	586	582
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 2,540,498 and 892,409 shares held at June 30, 2023 and December 31, 2022, respectively	(47,673)	(17,605)
Additional Paid-In Capital	507,522	488,494
Retained Earnings	80,994	22,048
Accumulated Other Comprehensive Loss	(664)	(807)
Total Stockholders' Equity	540,765	492,712
Total Liabilities and Stockholders' Equity	$1,634,623	$1,524,412
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues:
Passenger	$227,866	$195,362	$495,135	$397,394
Cargo	25,017	21,190	48,378	42,243
Other	8,203	2,515	11,688	5,954
Total Operating Revenues	261,086	219,067	555,201	445,591

Operating Expenses:
Aircraft Fuel	52,360	76,947	124,650	141,492
Salaries, Wages, and Benefits	75,919	60,298	151,349	119,915
Aircraft Rent	779	2,211	2,259	5,397
Maintenance	15,942	12,782	28,981	24,777
Sales and Marketing	8,507	7,881	18,436	16,509
Depreciation and Amortization	22,355	16,854	41,815	32,182
Ground Handling	11,311	8,212	22,349	16,170
Landing Fees and Airport Rent	12,962	9,496	25,013	19,782
Other Operating, net	25,364	21,017	48,979	44,166
Total Operating Expenses	225,499	215,698	463,831	420,390
Operating Income	35,587	3,369	91,370	25,201

Non-operating Income (Expense):
Interest Income	2,545	532	5,286	556
Interest Expense	(11,239)	(7,042)	(19,869)	(15,604)
Other, net	(143)	(1,702)	(355)	(8,577)
Total Non-operating Expense, net	(8,837)	(8,212)	(14,938)	(23,625)

Income (Loss) Before Income Tax	26,750	(4,843)	76,432	1,576
Income Tax Expense (Benefit)	6,132	(921)	17,486	1,861
Net Income (Loss)	$20,618	$(3,922)	$58,946	$(285)

Net Income (Loss) per share to common stockholders:
Basic	$0.37	$(0.07)	$1.05	$0.00
Diluted	$0.35	$(0.07)	$0.99	$0.00
Shares used for computation:
Basic	56,084,759	58,060,716	56,364,170	57,984,608
Diluted	59,712,048	58,060,716	59,630,008	57,984,608
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$20,618	$(3,922)	$58,946	$(285)

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on Available-for-Sale securities, net of deferred tax expense (benefit) of $(73), $(66), $43 and $(66), respectively	(246)	(220)	143	(220)
Other Comprehensive Income (Loss)	(246)	(220)	143	(220)
Comprehensive Income (Loss)	$20,372	$(4,142)	$59,089	$(505)

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2023
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock Issued for Stock-Based Awards	—	147,105	2	—	—	554	—	—	556
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Common Stock Repurchases	—	—	—	1,230,932	(22,549)	7,501	—	—	(15,048)
Net Income	—	—	—	—	—	—	38,328	—	38,328
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	2,678	—	—	2,678
Other Comprehensive Income	—	—	—	—	—	—	—	389	389
March 31, 2023	2,591,920	58,364,752	$584	2,123,747	$(40,162)	$500,627	$60,376	$(418)	$521,007
Stock Issued for Share-Based Awards	—	187,975	2	—	—	613	—	—	615
Common Stock Repurchases	—	—	—	416,751	(7,511)	—	—	—	(7,511)
Net Income	—	—	—	—	—	—	20,618	—	20,618
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	4,415	—	—	4,415
Other Comprehensive Loss	—	—	—	—	—	—	—	(246)	(246)
June 30, 2023	2,844,789	58,552,727	$586	2,540,498	$(47,673)	$507,522	$80,994	$(664)	$540,765

	Six Months Ended June 30, 2022
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
		Shares	Amount	Shares	Amount
December 31, 2021	1,643,660	57,872,452	$579	—	$—	$485,638	$4,372	$—	$490,589
Stock Issued for Stock-Based Awards	—	91,868	1	—	—	522	—	—	523
Net Income	—	—	—	—	—	—	3,637	—	3,637
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	920	—	—	920
March 31, 2022	1,833,312	57,964,320	$580	—	$—	$488,480	$8,009	$—	$497,069
Stock Issued for Share-Based Awards	—	181,404	1	—	—	1,037	—	—	1,038
Net Stock Settlement of Stock-Based Awards	—	—	—	1,823	(52)	—	—	—	(52)
Net Loss	—	—	—	—	—	—	(3,922)	—	(3,922)
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	575	—	—	575
Other Comprehensive Loss	—	—	—	—	—	—	—	(220)	(220)
June 30, 2022	2,022,964	58,145,724	$581	1,823	$(52)	$491,492	$4,087	$(220)	$495,888
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Net Income (Loss)	$58,946	$(285)
Adjustments to reconcile Net Income (Loss) to Cash from Operating Activities:
Depreciation and Amortization	41,815	32,182
Deferred Income Taxes	16,269	1,861
Other, net	11,677	18,356
Changes in Operating Assets and Liabilities:
Accounts Receivable	9,199	(8,023)
Inventory	(1,012)	(1,184)
Prepaid Expenses	(780)	(7,733)
Lessor Maintenance Deposits	(5,635)	(7,356)
Aircraft Deposits	(427)	(1,720)
Other Assets	1,269	18
Accounts Payable	(2,744)	15,692
Accrued Transportation Taxes	(2,178)	1,813
Air Traffic Liabilities	(27,731)	5,396
Loyalty Program Liabilities	(1,781)	(3,113)
Operating Lease Obligations	(2,999)	(5,698)
Other Liabilities	1,805	(3,146)
Net Cash Provided by Operating Activities	95,693	37,060
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(192,352)	(137,647)
Purchases of Investments	(49,437)	(71,629)
Proceeds from the Maturities of Investments	71,795	—
Other, net	1,953	10,315
Net Cash Used in Investing Activities	(168,041)	(198,961)
Cash Flows from Financing Activities:
Common Stock Repurchases	(22,249)	—
Proceeds from Borrowings	119,200	172,507
Repayment of Finance Lease Obligations	(8,671)	(24,293)
Repayment of Borrowings	(21,808)	(86,046)
Other, net	(2,841)	(1,062)
Net Cash Provided by Financing Activities	63,631	61,106

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(8,717)	(100,795)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	102,928	317,785

Cash, Cash Equivalents and Restricted Cash--End of the Period	$94,211	$216,990

Non-cash transactions:
Aircraft and Flight Equipment Acquired through Finance Leases	$—	$19,928
Changes to Finance Lease Assets due to Lease Modifications	$14,095	$46,311
Aircraft Acquired From Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	$—	$19,083

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	June 30, 2023	June 30, 2022
Cash and Cash Equivalents	$86,930	$212,858
Restricted Cash	7,281	4,132
Total Cash, Cash Equivalents and Restricted Cash	$94,211	$216,990

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
The Company completed its public float calculation for SEC reporting purposes as of June 30, 2023, as required. The Company will be a large accelerated filer as of December 31, 2023.
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, uncertainties in pilot staffing, the impact of macroeconomic conditions including inflationary pressures, and other factors, operating results for the six months ended June 30, 2023 are not necessarily indicative of operating results for future quarters or for the year ending December 31, 2023.
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled service, Charter service, Ancillary, Cargo and Other revenue. Scheduled service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, passenger interface fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Air Transportation Services Agreement (the “ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company acts as a lessor.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The significant categories comprising Operating Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Scheduled Service	$111,467	$108,412	$264,124	$232,479
Charter Service	49,626	42,749	95,813	75,628
Ancillary	66,773	44,201	135,198	89,287
Passenger	227,866	195,362	495,135	397,394
Cargo	25,017	21,190	48,378	42,243
Other	8,203	2,515	11,688	5,954
Total Operating Revenues	$261,086	$219,067	$555,201	$445,591
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
Total Operating Revenues by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$251,582	$211,012	$526,071	$419,851
Latin America	9,451	8,014	28,555	25,634
Other	53	41	575	106
Total Operating Revenues	$261,086	$219,067	$555,201	$445,591
Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets.
The Company’s contract liabilities are comprised of: 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets).

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Contract Assets and Liabilities are as follows:

	June 30, 2023	December 31, 2022
Contract Assets
Costs to fulfill contract with Amazon	$1,855	$2,195
Total Contract Assets	$1,855	$2,195

Contract Liabilities
Air Traffic Liabilities	$130,264	$157,995
Loyalty Program Liabilities	13,656	15,437
Amazon Deferred Up-front Payment	2,764	3,271
Total Contract Liabilities	$146,684	$176,703
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six months ended June 30, 2023, $146,904 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2022.
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
Changes in the Loyalty Program Liabilities are as follows:

	2023	2022
Balance – January 1	$15,437	$19,718
Loyalty Points Earned	4,262	3,471
Loyalty Points Redeemed (1)	(6,043)	(6,585)
Balance – June 30	$13,656	$16,604
______________________

(1)	Loyalty points are combined in one homogenous pool, which includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

3.    EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Income (Loss)	$20,618	$(3,922)	$58,946	$(285)

Denominator:
Weighted Average Common Shares Outstanding - Basic	56,084,759	58,060,716	56,364,170	57,984,608
Dilutive effect of Stock Options, RSUs and Warrants (1)	3,627,289	—	3,265,838	—
Weighted Average Common Shares Outstanding - Diluted	59,712,048	58,060,716	59,630,008	57,984,608

Basic earnings per share	$0.37	$(0.07)	$1.05	$0.00
Diluted earnings per share	$0.35	$(0.07)	$0.99	$0.00
______________________

(1)
There were 3,051,025 and 3,372,527 performance-based stock options outstanding at June 30, 2023 and 2022, respectively. As of June 30, 2023, 100% of the performance-based stock options have vested. As of June 30, 2022, 74% of the performance-based stock options were expected to vest.

Due to the Net Loss there were 3,529,406 and 3,676,847 stock options, restricted stock units, and vested warrants for the three and six months ended June 30, 2022, respectively, that were not included in the computation of diluted earnings per share due to their anti-dilutive effect. The Company's anti-dilutive shares for all other periods presented were not material to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

4. AIRCRAFT
As of June 30, 2023, Sun Country's fleet consisted of 60 Boeing 737-NG aircraft, comprised of 54 Boeing 737-800s, five Boeing 737-900ERs and one Boeing 737-700.
The following tables summarize the Company’s aircraft fleet activity for the six months ended June 30, 2023 and 2022, respectively:

	December 31, 2022	Additions	Reclassifications	Removals	June 30, 2023
Passenger:
Owned	29	1	—	—	30
Finance leases (1)	11	—	1	—	12
Operating leases	2	—	(1)	—	1
Sun Country Airlines’ Fleet	42	1	—	—	43
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other Owned:
Aircraft Held for Operating Lease	—	5	—	—	5
Total Aircraft	54	6	—	—	60

	December 31, 2021	Additions	Reclassifications	Removals	June 30, 2022
Passenger:
Owned	21	5	1	(1)	26
Finance leases (2)	9	1	1	—	11
Operating leases	6	—	(2)	—	4
Sun Country Airlines’ Fleet	36	6	—	(1)	41
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft	48	6	—	(1)	53

(1)	One aircraft operating lease was reclassified into a finance lease, as further described below.
(2)
Two aircraft operating leases were reclassified into finance leases and a separate aircraft finance lease purchase option was exercised, resulting in a net change of one finance lease reclassification.

During the six months ended June 30, 2023, the Company acquired five 737-900ERs that are currently on lease to an unaffiliated airline ("Aircraft Held for Operating Lease"). The five Aircraft Held for Operating Lease were financed through a term loan arrangement. See Note 5 of these Condensed Consolidated Financial Statements for more information on this transaction. Additionally, during the six months ended June 30, 2023, the Company acquired an incremental aircraft and executed a lease amendment to purchase one aircraft at the end of its lease term. An additional aircraft purchase amendment was executed subsequent to June 30, 2023. The lease amendments modified the classification of these leases from operating leases to finance leases and have expiration dates in fiscal year 2024. Of the 35 Owned aircraft

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

and Aircraft Held for Operating Lease as of June 30, 2023, 31 were financed and four aircraft were unencumbered.
During the six months ended June 30, 2022, the Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the lease classification from operating leases to finance leases with expiration dates in fiscal year 2026 and retired one aircraft. Further, the Company purchased an aircraft previously classified as a finance lease using proceeds of the from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC"). The Company also acquired six incremental 737-800 aircraft, five of which were financed using proceeds from the 2022-1 EETC and another through a finance lease arrangement that is set to expire in fiscal year 2030.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Aircraft Status	Expense Type	2023	2022	2023	2022
Owned	Depreciation	$14,443	$10,175	$26,315	$18,848
Finance Leased	Amortization	4,875	4,044	9,558	8,113
Operating Leased	Aircraft Rent (1)	779	2,211	2,259	5,397
		$20,097	$16,430	$38,132	$32,358

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
5. ASSET ACQUISITIONS
During the six months ended June 30, 2023, the Company acquired five Aircraft Held for Operating Lease. The table below reflects the cumulative balances of the five aircraft as of the acquisition dates:

Asset	Balance Sheet Classification
Aircraft Held for Operating Lease	Aircraft and Flight Equipment Held for Operating Lease	$114,628
Maintenance Rights Asset	Aircraft and Flight Equipment Held for Operating Lease	39,533
Over-Market Asset	Other Intangible Assets, net	3,741
Total		$157,902
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The purchase of the Aircraft Held for Operating Lease was financed using the proceeds from a term loan credit facility with a face amount of $119,200 and the Company's cash. For more information on the term loan credit facility, see Note 6 of these Condensed Consolidated Financial Statements.
Aircraft Held for Operating Lease
The Company obtained outright ownership of the Aircraft Held for Operating Lease upon purchase and assumed the position of lessor until the end of the lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, the Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The rental revenue associated with the Aircraft Held for Operating Lease is recognized as it is earned and is included in Other revenue. The Company has recognized $5,871 of rental revenue during the six months ended June 30, 2023.
Maintenance Rights Asset
Upon purchase of the Aircraft Held for Operating Lease, the Company recognized a Maintenance Rights Asset which represents the Company’s contractual right to receive the aircraft in a specified maintenance condition at the end of the lease. The acquired leases contain an end of lease compensation clause whereby the lessee is required to remit a cash payment to true-up the aircraft’s maintenance condition to full-life or perform the maintenance tasks needed to physically restore the airframe and engines to such a condition. The asset represents the difference between the Aircraft Held for Operating Lease’s physical maintenance condition as of the purchase date and the contractual return condition at the end of the lease term. The Maintenance Rights Asset is not depreciated over the lease term, nor will it accrete as additional life is consumed on the aircraft.
Over-Market Asset
Upon purchase of the Aircraft Held for Operating Lease, the Company recognized an intangible asset representing lease terms which are favorable to the lessor (unfavorable to the lessee), as compared with market terms of similar leases. The asset will be amortized over the remaining lease terms for the respective aircraft, which range from 1.4-2.4 years as of June 30, 2023. The amortization will be recognized as contra-revenue, offsetting the rental revenue associated with the Aircraft Held for Operating Lease included in Other revenue.
6.    DEBT
Credit Facilities
On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of June 30, 2023.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. During 2022, the Company repaid the outstanding balance of the DDTL in full using proceeds received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of June 30, 2023. The Company recorded a $1,557 loss on extinguishment of debt in 2022 in connection with the repayment of the DDTL, which represents the write-off of the unamortized deferred financing costs. As of June 30, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit.
Long-term Debt
Term Loan Credit Facility
During the six months ended June 30, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The loan is to be repaid monthly over 7 years. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral. During the six months ended June 30, 2023, the Company recorded $1,820 in debt issuance costs associated with the term loan credit facility.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a Loan-to-Value ("LTV") ratio calculation is completed at the end of the lease term. The interest rate in effect as of June 30, 2023 on the term loan was 8.9%. To the extent that the LTV exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. Amounts received under the end of lease maintenance compensation clause may be applied towards the LTV payment.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.06% as of June 30, 2023.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95%. The weighted average interest rate was 4.69% as of June 30, 2023.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Long-term Debt includes the following:

	June 30, 2023	December 31, 2022
2019-1 EETC (see terms and conditions above)	$168,598	$176,697
2022-1 EETC (see terms and conditions above)	168,897	179,019
Term Loan Credit Facility (see terms and conditions above)	115,614	—
Total Debt	453,109	355,716
Less: Unamortized debt issuance costs	(4,694)	(3,481)
Less: Current Maturities of Long-term Debt	(83,204)	(57,548)
Total Long-term Debt, net	$365,211	$294,687
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2023	$47,567	$(680)	$46,887
2024	75,617	(1,168)	74,449
2025	80,009	(944)	79,065
2026	61,072	(705)	60,367
2027	65,097	(530)	64,567
Thereafter	123,747	(667)	123,080
Total as of June 30, 2023	$453,109	$(4,694)	$448,415
The fair value of Debt was $425,031 as of June 30, 2023 and $324,059 as of December 31, 2022. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
7. STOCK-BASED COMPENSATION
Stock compensation expense was $4,415 and $575, during the three months ended June 30, 2023 and June 30, 2022, respectively; and $7,093 and $1,495 during the six months ended June 30, 2023 and June 30, 2022, respectively. During the three months ended June 30, 2023, all conditions associated with the time-based and performance-based options granted under the SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan were met. As a result, 100% of the performance-based stock options and all remaining unvested time-based options vested. Therefore, during the three months ended June 30, 2023, the Company recognized an acceleration of stock-based compensation expense for the time-based and performance-based stock options totaling $2,960.
As of June 30, 2023, there was $8,661 of total unrecognized compensation expense related to Restricted Stock Units ("RSUs"). This unrecognized compensation is expected to be fully recognized over a weighted average period of approximately 2.3 years.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

8. INVESTMENTS
A summary of debt securities by major security type:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$18,694	$—	$(118)	$18,576
Corporate Debt Securities	64,329	—	(256)	64,073
U.S. Government Agency Securities	69,299	—	(487)	68,812
Total	$152,322	$—	$(861)	$151,461

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$47,897	$16	$(258)	$47,655
Corporate Debt Securities	93,460	1	(683)	92,778
U.S. Government Agency Securities	32,326	2	(126)	32,202
Total	$173,683	$19	$(1,067)	$172,635

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,716 and $6,301 as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, substantially all of the Company's investments have been in a continuous unrealized loss position for less than 12 months. The unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of June 30, 2023, the Company believes that any unrealized losses are recoverable prior to the investment's conversion to cash. Therefore, the Company believes these losses to be temporary and no impairments have been recognized.
9.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$86,930	$—	$—	$86,930
Available-for-Sale Securities:
Municipal Debt Securities	—	18,576	—	18,576
Corporate Debt Securities	—	64,073	—	64,073
U.S. Government Agency Securities	—	68,812	—	68,812
Total Available-for-Sale Securities	—	151,461	—	151,461
Total Assets Measured at Fair Value on a Recurring Basis	$86,930	$151,461	$—	$238,391

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
10.    INCOME TAXES

The Company's effective tax rate for both the three and six months ended June 30, 2023 was 22.9%. The effective tax rate for the three and six months ended June 30, 2022 was 19.0% and 118.1%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The effective tax rates for the three and six months ended June 30, 2022 were primarily impacted by the $1,700 and $8,500 non-deductible adjustments to increase the tax receivable liability related to the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA"), respectively.
Tax Receivable Agreement
The TRA balance as of June 30, 2023 and December 31, 2022 was $101,020 and $103,800, respectively. The TRA liability is an estimate and actual amounts payable under the Tax Receivable Agreement could differ from this estimate. During the six months ended June 30, 2023, the Company recorded an immaterial adjustment to the estimated TRA liability. During the six months ended June 30, 2022, the Company recorded an $8,500 adjustment to increase the estimated TRA liability. During the six months ended June 30, 2023, the Company made a payment of $2,425 to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.
11.    STOCKHOLDERS' EQUITY
Equity Transactions
Secondary Offerings
On February 15, 2023, the Company announced the commencement of a secondary public offering of 5,250,000 shares of its Common Stock by an affiliate of certain investment funds managed by affiliates of Apollo Global Management, Inc. ("the Apollo Stockholder"). The underwriters were given an option to purchase an additional 787,500 shares of Common Stock. In connection with the offering, the underwriters agreed to sell to the Company, and the Company agreed to purchase from the underwriters, an aggregate of 750,000 shares of Common Stock at a price of $19.75 per share, the same price at which the underwriters purchased the Common Stock from the selling stockholder, for a total of $14,812. The

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Company incurred offering expenses of $640 in connection with this offering and did not receive any of the proceeds.
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
During the six months ended June 30, 2023, the Company repurchased 1,166,751 shares of its Common Stock at a total cost of $22,249, or an average price of $19.07 per share. The repurchase was part of a secondary public offering of the Company's shares by the Apollo Stockholder, as well as open market purchases completed in the second quarter.
As of June 30, 2023, the Company had $2,759 of Board authorization remaining to repurchase additional shares of its Common Stock. Subsequent to June 30, 2023, the Company's Board of Directors authorized the addition of $30,000 to the Company's existing stock repurchase program, which increased the total amount of authorization remaining to repurchase shares of the Company's Common Stock to $32,759. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the six months ended June 30, 2023 and June 30, 2022, 442,521 and 379,304 warrants vested, respectively. As of June 30, 2023 and June 30, 2022, the cumulative vested warrants held by Amazon were 2,844,789 and 2,022,964, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
12.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 6), payments under the TRA (see Note 10), and probable future purchases of aircraft.
As of June 30, 2023, the Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. The leases will each have annual lease payments of approximately $2,000 for six years.
During the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the restrictions on the payment of certain executive compensation under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash compensation and equity awards that could be monetized exceed the CARES Act limit. The Company did not accrue any amounts related to this matter as of June 30, 2023. To the extent we are deemed to have failed to remain in full

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
13.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$236,069	$25,017	$261,086	$197,877	$21,190	$219,067
Non-Fuel Operating Expenses	146,207	26,932	173,139	117,297	21,454	138,751
Aircraft Fuel	52,347	13	52,360	76,947	—	76,947
Total Operating Expenses	198,554	26,945	225,499	194,244	21,454	215,698
Operating Income (Loss)	$37,515	$(1,928)	35,587	$3,633	$(264)	3,369
Interest Income			2,545			532
Interest Expense			(11,239)			(7,042)
Other, net			(143)			(1,702)
Income (Loss) Before Income Tax			$26,750			$(4,843)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$506,823	$48,378	$555,201	$403,348	$42,243	$445,591
Non-Fuel Operating Expenses	286,843	52,338	339,181	238,105	40,793	278,898
Aircraft Fuel	124,613	37	124,650	141,492	—	141,492
Total Operating Expenses	411,456	52,375	463,831	379,597	40,793	420,390
Operating Income (Loss)	$95,367	$(3,997)	91,370	$23,751	$1,450	25,201
Interest Income			5,286			556
Interest Expense			(19,869)			(15,604)
Other, net			(355)			(8,577)
Income Before Income Tax			$76,432			$1,576

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

14.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through August 4, 2023, the date that the Condensed Consolidated Financial Statements were available to be issued.
The Company executed a purchase amendment for an aircraft lease subsequent to June 30, 2023. The purchase amendment added a purchase obligation for the aircraft at the end of the lease term, which modified the classification of this lease from an operating lease to a finance lease. The amended aircraft lease has an expiration date in fiscal year 2024.
Subsequent to June 30, 2023, the Company's Board of Directors authorized the addition of $30,000 to the Company's existing stock repurchase program, which increased the total amount of authorization remaining to repurchase shares of the Company's Common Stock to $32,759. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the six months ended June 30, 2023 and 2022. Also discussed is our financial position as of June 30, 2023 and December 31, 2022. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2022 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
Our scheduled service business combines low costs with a high-quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than Ultra Low-Cost Carriers ("ULCCs", which include Allegiant Travel Company, Frontier Airlines and Spirit Airlines) while maintaining lower Adjusted Cost per Available Seat Mile (“CASM”) than Low Cost Carriers ("LCCs", which include Southwest Airlines and JetBlue Airways), resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a base fare and allow customers to purchase Ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. For example, our product includes more average legroom than ULCCs, complimentary beverages, complimentary in-flight entertainment, and in-seat power, none of which are offered by ULCCs.
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
Operations in Review
We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high-quality passenger experience, offering state-of-the-art interiors, complementary streaming of in-flight entertainment to passenger devices, seat reclining and seat-back power in all of our aircraft.
Pilot training throughput issues and the impact of macroeconomic conditions, including inflationary pressures, continue to impact the Company, as well as the industry. Airline travel demand has remained strong which has offset the additional costs associated with pilot training throughput issues and other inflationary pressures. Our flexible business model gives us the ability to adjust our services in response to these market conditions, which is targeted at producing the highest possible returns for Sun Country.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended June 30, 2023 (1)				Three Months Ended June 30, 2022 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	6,401	2,759	3,184	12,495	5,674	2,235	2,693	10,687
Block hours (2)	19,561	5,666	8,570	34,230	18,205	4,573	7,762	30,755
Aircraft miles (2)	7,622,465	1,955,117	3,292,789	13,015,134	7,233,722	1,621,748	3,000,546	11,914,350
Available seat miles (ASMs) (thousands) (2)	1,417,778	337,319		1,780,340	1,343,116	278,804		1,632,501
Total revenue per ASM (TRASM) (cents) (3)	12.74	14.71		12.93	11.55	15.33		12.12
Average passenger aircraft during the period (4)				42.0				34.5
Passenger aircraft at end of period (4)				43				41
Cargo aircraft at end of period				12				12
Aircraft Held for Operating Lease				5				—
Average daily aircraft utilization (hours) (4)				6.7				7.4
Average stage length (miles)				1,046				1,120
Revenue passengers carried (5)	1,005,126				884,088
Revenue passenger miles (RPMs) (thousands) (5)	1,216,261				1,126,030
Load factor (5)	85.8%				83.8%
Average base fare per passenger (5)	$110.90				$122.63
Ancillary revenue per passenger (5)	$66.43				$50.00
Total fare per passenger (5)	$177.33				$172.63
Charter revenue per block hour (5)		$8,758				$9,349
Fuel gallons consumed (thousands) (2)	15,128	4,023		19,399	14,187	3,271		17,568
Fuel cost per gallon, excluding indirect fuel credits				$2.71				$4.39
Employees at end of period				2,749				2,282
Cost per available seat mile (CASM) (cents) (6)				12.67				13.21
Adjusted CASM (cents) (7)				7.88				7.14
______________________
(1)Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore, the Total System amounts are higher than the sum of Scheduled Service, Charter Service and Cargo amounts.
(3)Scheduled Service TRASM includes Schedule Service revenue, Ancillary revenue, and ASM generating revenue classified within Other Revenue on the Condensed Consolidated Statements of Operations.
(4)Scheduled Service and Charter Service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(5)Passenger-related statistics and metrics are shown only for Scheduled Service. Charter Service revenue is driven by flight statistics.
(6)CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(7)Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, and certain other costs that are unrelated to our airline operations.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Six Months Ended June 30, 2023(1)				Six Months Ended June 30, 2022 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	12,578	5,128	6,211	24,167	11,901	3,855	5,267	21,174
Block hours (2)	41,503	10,720	16,346	69,313	40,638	8,377	15,152	64,560
Aircraft miles (2)	16,362,938	3,680,870	6,133,159	26,416,342	16,334,436	3,001,196	5,810,328	25,249,223
Available seat miles (ASMs) (thousands) (2)	3,043,506	639,231		3,725,341	3,027,648	514,509		3,560,651
Total revenue per ASM (TRASM) (cents) (3)	13.31	14.99		13.45	10.82	14.70		11.33
Average passenger aircraft during the period (4)				41.7				34.3
Passenger aircraft at end of period (4)				43				41
Cargo aircraft at end of period				12				12
Aircraft Held for Operating Lease				5				—
Average daily aircraft utilization (hours) (4)				7.0				8.0
Average stage length (miles)				1,132				1,227
Revenue passengers carried (5)	2,003,364				1,806,740
Revenue passenger miles (RPMs) (thousands) (5)	2,648,392				2,464,490
Load factor (5)	87.0%				81.4%
Average base fare per passenger (5)	$131.84				$128.67
Ancillary revenue per passenger (5)	$67.49				$49.42
Total fare per passenger (5)	$199.33				$178.09
Charter revenue per block hour (5)		$8,938				$9,028
Fuel gallons consumed (thousands) (2)	32,511	7,550		40,472	31,587	6,029		37,813
Fuel cost per gallon, excluding indirect fuel credits				$3.10				$3.76
Employees at end of period				2,749				2,282
Cost per available seat mile (CASM) (cents) (6)				12.45				11.81
Adjusted CASM (cents) (7)				7.47				6.64
______________________
(1)Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore, the Total System amounts are higher than the sum of Scheduled Service, Charter Service and Cargo amounts.
(3)Scheduled Service TRASM includes Schedule Service revenue, Ancillary revenue, and ASM generating revenue classified within Other Revenue on the Condensed Consolidated Statements of Operations.
(4)Scheduled Service and Charter Service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(5)Passenger-related statistics and metrics are shown only for Scheduled Service. Charter Service revenue is driven by flight statistics.
(6)CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(7)Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, and certain other costs that are unrelated to our airline operations.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
Operating Revenues:
Scheduled Service	$111,467	$108,412	$3,055	3%
Charter Service	49,626	42,749	6,877	16%
Ancillary	66,773	44,201	22,572	51%
Passenger	227,866	195,362	32,504	17%
Cargo	25,017	21,190	3,827	18%
Other	8,203	2,515	5,688	226%
Total Operating Revenues	261,086	219,067	42,019	19%

Operating Expenses:
Aircraft Fuel	52,360	76,947	(24,587)	(32)%
Salaries, Wages, and Benefits	75,919	60,298	15,621	26%
Aircraft Rent	779	2,211	(1,432)	(65)%
Maintenance	15,942	12,782	3,160	25%
Sales and Marketing	8,507	7,881	626	8%
Depreciation and Amortization	22,355	16,854	5,501	33%
Ground Handling	11,311	8,212	3,099	38%
Landing Fees and Airport Rent	12,962	9,496	3,466	36%
Other Operating, net	25,364	21,017	4,347	21%
Total Operating Expenses	225,499	215,698	9,801	5%
Operating Income	35,587	3,369	32,218	956%

Non-operating Income (Expense):
Interest Income	2,545	532	2,013	378%
Interest Expense	(11,239)	(7,042)	(4,197)	60%
Other, net	(143)	(1,702)	1,559	(92)%
Total Non-operating Expense, net	(8,837)	(8,212)	(625)	8%

Income (Loss) Before Income Tax	26,750	(4,843)	31,593	NM
Income Tax Expense (Benefit)	6,132	(921)	7,053	NM
Net Income (Loss)	$20,618	$(3,922)	$24,540	NM

"NM" stands for not meaningful
Total Operating Revenues increased $42,019, or 19%, to $261,086 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The revenue increase was largely driven by a 22% increase in average passenger aircraft in the period and demand for our passenger service offerings during the second quarter of 2023 as compared to the second quarter of 2022. The increase in demand resulted in an increase to average total fare per passenger of $4.70, or 3%, to $177.33 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, as well as a 2.0 percentage point increase in

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

passenger load factor over the same period. Passenger segment departures and block hours increased by 16% and 11%, respectively.
Scheduled Service. Scheduled service revenue increased $3,055, or 3%, to $111,467 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended June 30,		Change		% Change
	2023	2022
Departures	6,401	5,674	727		13%
Passengers	1,005,126	884,088	121,038		14%
Average base fare per passenger	$110.90	$122.63	$(11.73)		(10)%
RPMs (thousands)	1,216,261	1,126,030	90,231		8%
ASMs (thousands)	1,417,778	1,343,116	74,662		6%
TRASM (cents)	12.74	11.55	1.19		10%
Passenger load factor	85.8%	83.8%	2.0	pts	N/A
The quarter-over-quarter increases in certain Scheduled Service operating data were primarily the result of an increase in demand and capacity in the second quarter of 2023 relative to the same period in 2022. The quarter-over-quarter increase in demand is demonstrated by a 14% increase in passengers and a 2.0 percentage point increase in passenger load factor. The increase in demand supported the 13% and 6% increase in departures and ASMs, respectively, as a result of the 22% quarter-over-quarter increase in the average passenger aircraft for the period. The quarter-over-quarter Scheduled Service revenue increase was offset by the introduction of a new Ancillary product during the second quarter of 2022, which reclassified approximately $21,374 of revenue from Scheduled Service to Ancillary during the three months ended June 30, 2023, as compared to $5,552 during the three months ended June 30, 2022.
Charter Service. Charter Service revenue increased $6,877, or 16%, to $49,626 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase in Charter service revenue was driven by a 24% and 23% increase in Charter Service block hours and departures, respectively, as a result of increased activity with long-term charter customers. These increases were slightly offset by a 6% decrease quarter-over-quarter in Charter revenue per block hour as lower fuel prices impacted revenue due to the nature of the contractual fuel pass-through.
Ancillary. Ancillary revenue increased $22,572, or 51%, to $66,773 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Ancillary revenue was $66.43 per passenger in the three months ended June 30, 2023, up $16.43 or 33%, from the three months ended June 30, 2022. Ancillary revenue benefited from the introduction of a new Ancillary product during the second quarter of 2022, which reclassified approximately $21,374 of revenue from Scheduled Service to Ancillary during the three months ended June 30, 2023, as compared to $5,552 during the three months ended June 30, 2022. The increase in Scheduled Service passengers during the period resulted in a higher volume of sales for air travel-related services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees, other fees and on-board sales. The increase in revenue was further supported by rate increases for our Ancillary products.
Cargo. Revenue from Cargo services increased $3,827, or 18%, to $25,017 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by a 18% and 10% quarter-over-quarter increase in departures and block hours, respectively. Revenue during the three

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

months ended June 30, 2023 also benefited from the annual rate escalation included in the ATSA, which went into effect on December 13, 2022.
Other. Other revenue increased $5,688, or 226%, to $8,203 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Other revenue benefited from the $5,871 of rental revenue associated with the five Aircraft Held for Operating Lease acquired during the first half of 2023.
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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended June 30,		Change	% Change
	2023	2022
Total Aircraft Fuel Expense	$52,360	$76,947	$(24,587)	(32)%
Indirect Fuel Credits	212	208	4	2%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$52,572	$77,155	$(24,583)	(32)%
Fuel Gallons Consumed (thousands)	19,399	17,568	1,831	10%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.71	$4.39	$(1.68)	(38)%

Aircraft Fuel expense decreased 32% quarter-over-quarter primarily due to a 38% decrease in the average fuel cost per gallon, partially offset by and a 10% increase in consumption. The price of fuel during the three months ended June 30, 2022 was significantly impacted by global geopolitical events.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $15,621, or 26%, to $75,919 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The quarter-over-quarter increase in Salaries, Wages, and Benefits was impacted by an increase in employee headcount, an acceleration of stock-based compensation expense recognized during the three months ended June 30, 2023 for our time-based and performance-based stock options and increased per unit costs for pilots and flight crews to support the current flight schedule. For more information on the acceleration of stock-based compensation for our time-based and performance-based stock options, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Aircraft Rent. Aircraft Rent expense decreased $1,432, or 65%, to $779 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). As of June 30, 2023 and 2022, we operated one and four aircraft under operating leases, respectively.
Maintenance. Maintenance expense increased $3,160, or 25%, to $15,942 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase in Maintenance expense was

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

primarily driven by higher line maintenance costs due to the quarter-over-quarter increase in the size of our fleet and operations, as well as the timing of heavy maintenance events and unscheduled repairs.
Sales and Marketing. Sales and Marketing expense increased $626, or 8%, to $8,507 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The change quarter-over-quarter was driven by an increase of approximately $1,000 in credit card processing and other travel agent fees, as a result of the 14% increase in passengers.
Depreciation and Amortization. Depreciation and Amortization expense increased $5,501, or 33%, to $22,355 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that results in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). As of June 30, 2023 and 2022, there were 47 and 37 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $3,099, or 38%, to $11,311 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by the 16% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to inflationary and market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $3,466, or 36%, to $12,962 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily driven by the 16% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to inflationary and market pressures.
Other Operating, net. Other operating, net increased $4,347, or 21%, to $25,364 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increases in costs associated with our operational growth and related inflationary pressures, as well as an increase in third-party vendor spend.
Non-operating Income (Expense)
Interest Income. Interest income increased $2,013, or 378%, to $2,545 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to the change in our investment strategy, which led to the purchase of debt securities in May 2022, as well as an increases in the number of investments held and interest rates.
Interest Expense. Interest expense increased $4,197, or 60%, to $11,239 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The change was primarily due to a 24% increase in owned aircraft that were financed or refinanced with debt proceeds. For more information on the Company's Debt, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net decreased $1,559, or 92% to a net expense of $143 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was primarily due to the $1,700 adjustment to increase the estimated TRA liability in the prior year.
Income Tax. The Company's effective tax rate for the three months ended June 30, 2023 was 22.9% compared to 19.0% for the three months ended June 30, 2022. The increase in the effective tax rate was primarily due to the $1,700 non-deductible adjustment of the TRA liability in the prior period, partially offset by stock compensation benefits. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
Operating Revenues:
Scheduled Service	$264,124	$232,479	$31,645	14%
Charter Service	95,813	75,628	20,185	27%
Ancillary	135,198	89,287	45,911	51%
Passenger	495,135	397,394	97,741	25%
Cargo	48,378	42,243	6,135	15%
Other	11,688	5,954	5,734	96%
Total Operating Revenues	555,201	445,591	109,610	25%

Operating Expenses:
Aircraft Fuel	124,650	141,492	(16,842)	(12)%
Salaries, Wages, and Benefits	151,349	119,915	31,434	26%
Aircraft Rent	2,259	5,397	(3,138)	(58)%
Maintenance	28,981	24,777	4,204	17%
Sales and Marketing	18,436	16,509	1,927	12%
Depreciation and Amortization	41,815	32,182	9,633	30%
Ground Handling	22,349	16,170	6,179	38%
Landing Fees and Airport Rent	25,013	19,782	5,231	26%
Other Operating, net	48,979	44,166	4,813	11%
Total Operating Expenses	463,831	420,390	43,441	10%
Operating Income	91,370	25,201	66,169	263%

Non-operating Income (Expense):
Interest Income	5,286	556	4,730	851%
Interest Expense	(19,869)	(15,604)	(4,265)	27%
Other, net	(355)	(8,577)	8,222	(96)%
Total Non-operating Expense, net	(14,938)	(23,625)	8,687	(37)%

Income Before Income Tax	76,432	1,576	74,856	NM
Income Tax Expense	17,486	1,861	15,625	840%
Net Income (Loss)	$58,946	$(285)	$59,231	NM

"NM" stands for not meaningful
Total Operating Revenues increased $109,610, or 25%, to $555,201 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The revenue increase was largely driven by an increase in demand for our passenger service offerings during the first half of 2023 as compared to the first half of 2022. The increase in demand resulted in an increase to average total fare per passenger of $21.24, or 12%, to $199.33 for the six months ended June 30, 2023 as compared to 2022, as well as a 5.6 percentage point increase in passenger load factor over the same period.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Scheduled Service. Scheduled Service revenue increased $31,645, or 14%, to $264,124 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The table below presents select operating data for Scheduled Service, expressed as year-over-year changes:

	Six Months Ended June 30,		Change		% Change
	2023	2022
Departures	12,578	11,901	677		6%
Passengers	2,003,364	1,806,740	196,624		11%
Average base fare per passenger	$131.84	$128.67	$3.17		2%
RPMs (thousands)	2,648,392	2,464,490	183,902		7%
ASMs (thousands)	3,043,506	3,027,648	15,858		1%
TRASM (cents)	13.31	10.82	2.49		23%
Passenger load factor	87.0%	81.4%	5.6	pts	N/A
The year-over-year increases in certain Scheduled Service operating data were primarily the result of an increase in demand year-over-year. The year-over-year increase in demand is demonstrated by an 11% increase in passengers, a 5.6 percentage point increase in passenger load factor, and a 2% increase in the average base fare per passenger. The year-over-year Scheduled Service revenue increase is slightly offset by the introduction of a new Ancillary product during the second quarter of 2022, which reclassified approximately $38,598 of revenue from Scheduled Service to Ancillary during the six months ended June 30, 2023, as compared to $5,552 during the six months ended June 30, 2022.
Charter Service. Charter service revenue increased $20,185, or 27%, to $95,813 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase in Charter Service revenue was driven by a 33% and 28% increase in Charter Service departures and block hours, respectively. Charter Service revenue per block hour was materially consistent year-over-year.
Ancillary. Ancillary revenue increased $45,911, or 51%, to $135,198 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Ancillary revenue was $67.49 per passenger in the six months ended June 30, 2023, up $18.07 or 37%, from the six months ended June 30, 2022. Ancillary revenue benefited from the introduction of a new Ancillary product during the second quarter of 2022, which reclassified approximately $38,598 of revenue from Scheduled Service to Ancillary during the six months ended June 30, 2023, as compared to $5,552 during the six months ended June 30, 2022. The increase in Scheduled Service passengers during the period resulted in greater sales of air travel-related services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees, other fees and on-board sales. The increase in Ancillary revenue was further supported by rate increases for our Ancillary products.
Cargo. Revenue from Cargo services increased $6,135, or 15%, to $48,378 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by an 18% and 8% increase in Cargo departures and block hours, respectively. Revenue during the six months ended June 30, 2023 also benefited from the annual rate escalation included in the ATSA, which went into effect on December 13, 2022.
Other. Other revenue increased $5,734, or 96%, to $11,688 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Other revenue in the current year benefited from $5,871 of rental revenue associated with the five Aircraft Held for Operating Lease acquired during the first half of 2023.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Six Months Ended June 30,		Change	% Change
	2023	2022
Total Aircraft Fuel Expense	$124,650	$141,492	$(16,842)	(12)%
Indirect Fuel Credits	651	526	125	24%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$125,301	$142,018	$(16,717)	(12)%
Fuel Gallons Consumed (thousands)	40,472	37,813	2,659	7%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$3.10	$3.76	$(0.66)	(18)%

Aircraft Fuel expense decreased by 12% year-over-year primarily due to a 18% decrease in the average fuel cost per gallon, slightly offset by a 7% increase in consumption. The price of fuel during the six months ended June 30, 2022 was significantly impacted by global geopolitical events.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $31,434, or 26%, to $151,349 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The year-over-year increase in Salaries, Wages, and Benefits was impacted by an increase in employee headcount, an acceleration of stock-based compensation expense recognized during the six months ended June 30, 2023 for our time-based and performance-based stock options and increased per unit costs for pilots and flight crews to support the current flight schedule. For more information on the acceleration of stock-based compensation for our time-based and performance-based stock options, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Aircraft Rent. Aircraft Rent expense decreased $3,138, or 58%, to $2,259 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet continuing to shift from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). As of June 30, 2023 and 2022, we operated one and four aircraft under operating leases, respectively.
Maintenance. Maintenance expense increased $4,204, or 17%, to $28,981 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase in Maintenance expense was primarily driven by higher line maintenance costs due to the year-over-year increase in the size of our fleet and operations, as well as an increase in unscheduled repair events.
Sales and Marketing. Sales and Marketing expense increased $1,927, or 12%, to $18,436 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The year-over-year increase was driven by an approximately $2,900 increase in credit card processing and other travel agent fees, as a result of

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

the 11% increase in passengers. These increases were partially offset by a decrease in global distribution system expenses due to a new indirect distribution method that reduced the fees paid for bookings.
Depreciation and Amortization. Depreciation and Amortization expense increased $9,633, or 30%, to $41,815 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that results in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). As of June 30, 2023 and 2022, there were 47 and 37 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $6,179, or 38%, to $22,349 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by the 12% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to inflationary and market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $5,231, or 26%, to $25,013 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by the 12% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to inflationary and market pressures.
Other Operating, net. Other operating, net increased $4,813, or 11%, to $48,979 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increases in costs associated with our operational growth and related inflationary pressures, as well as an increase in third-party vendor spend. These increases were partially offset by an increase in Charter Service recovery costs as a result of an increase in certain Charter Service departures.
Non-operating Income (Expense)
Interest Income. Interest income was $5,286 for the six months ended June 30, 2023 primarily due to the change in our investment strategy, which led to the purchase of debt securities in May 2022.
Interest Expense. Interest expense increased $4,265, or 27%, to $19,869 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The change was primarily due to a 24% increase in owned aircraft that were financed or refinanced with debt proceeds, partially offset by a $1,557 loss on extinguishment of debt incurred during the six months ended June 30, 2022 related to the repayment of the DDTL. For more information on the Company's Debt, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net decreased $8,222, or 96% to a net expense of $355 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease was primarily due to the $8,500 adjustment to increase the estimated TRA liability incurred during the prior year, partially offset by offering expenses of $640 in connection with the secondary offering during the first quarter of 2023.
Income Tax. The Company's effective tax rate for the six months ended June 30, 2023 was 22.9% compared to 118.1% for the six months ended June 30, 2022. The decrease in the effective tax rate was primarily due to the $8,500 non-deductible adjustment of the TRA liability in the prior period, partially offset by stock compensation benefits. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$236,069	$25,017	$261,086	$197,877	$21,190	$219,067

Operating Expenses:
Aircraft Fuel	52,347	13	52,360	76,947	—	76,947
Salaries, Wages, and Benefits	57,745	18,174	75,919	46,854	13,444	60,298
Aircraft Rent	779	—	779	2,211	—	2,211
Maintenance	12,179	3,763	15,942	9,273	3,509	12,782
Sales and Marketing	8,507	—	8,507	7,881	—	7,881
Depreciation and Amortization	22,341	14	22,355	16,828	26	16,854
Ground Handling	11,311	—	11,311	8,208	4	8,212
Landing Fees and Airport Rent	12,861	101	12,962	9,393	103	9,496
Other Operating, net	20,484	4,880	25,364	16,649	4,368	21,017
Total Operating Expenses	198,554	26,945	225,499	194,244	21,454	215,698
Operating Income (Loss)	$37,515	$(1,928)	$35,587	$3,633	$(264)	$3,369

Operating Margin %	15.9%	(7.7)%	13.6%	1.8%	(1.2)%	1.5%
Passenger. Passenger Operating Income increased $33,882 to $37,515 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The Operating Margin Percentage for the three months ended June 30, 2023 increased 14.1 percentage points, as compared to the three months ended June 30, 2022. The increases in Passenger Operating Income and Operating Margin were driven by an increase in the average passenger aircraft in the period and demand for passenger service during the second quarter of 2023, as compared to the same period of 2022. This resulted in a significant increase in departures and passengers with relatively similar quarter-over-quarter per unit revenues for both Scheduled Service and Charter Service. Passenger Operating Income and Operating Margin for the three months ended June 30, 2023 also benefited from a 32% quarter-over-quarter decrease in Aircraft Fuel expense due to a 38% decrease in the average fuel cost per gallon, partially offset by and a 10% increase in consumption. The price of fuel during the three months ended June 30, 2022 was significantly impacted by global geopolitical events. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Loss increased by $1,664, to $1,928 for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Operating Margin Percentage for the three months ended June 30, 2023 decreased 6.5 percentage points, as compared to the three months ended June 30, 2022. The decrease was primarily driven by a quarter-over-quarter increase in Salaries, Wages, and Benefits due to an increase in employee head count, as well as per unit costs for pilots to support operations. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$506,823	$48,378	$555,201	$403,348	$42,243	$445,591

Operating Expenses:
Aircraft Fuel	124,613	37	124,650	141,492	—	141,492
Salaries, Wages, and Benefits	116,553	34,796	151,349	94,385	25,530	119,915
Aircraft Rent	2,259	—	2,259	5,397	—	5,397
Maintenance	21,660	7,321	28,981	18,375	6,402	24,777
Sales and Marketing	18,436	—	18,436	16,509	—	16,509
Depreciation and Amortization	41,771	44	41,815	32,130	52	32,182
Ground Handling	22,349	—	22,349	16,162	8	16,170
Landing Fees and Airport Rent	24,811	202	25,013	19,563	219	19,782
Other Operating, net	39,004	9,975	48,979	35,584	8,582	44,166
Total Operating Expenses	411,456	52,375	463,831	379,597	40,793	420,390
Operating Income (Loss)	$95,367	$(3,997)	$91,370	$23,751	$1,450	$25,201

Operating Margin %	18.8%	(8.3)%	16.5%	5.9%	3.4%	5.7%
Passenger. Passenger Operating Income increased $71,616 to $95,367 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Passenger Operating Margin Percentage for the six months ended June 30, 2023 increased 12.9 percentage points, as compared to the six months ended June 30, 2022. The increase in Passenger Operating Income and Operating Margin was driven by an increase in demand for passenger service during the first half of 2023, as compared to the first half of 2022. Passenger Operating Income and Operating Margin for the six months ended June 30, 2023 also benefited from a 12% year-over-year decrease in Aircraft Fuel expense due to an 18% decrease in the average fuel cost per gallon, slightly offset by a 7% increase in consumption. The price of fuel during the six months ended June 30, 2022 was significantly impacted by global geopolitical events. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo had an Operating Loss of $3,997 for the six months ended June 30, 2023, as compared to Operating Income of $1,450 for the six months ended June 30, 2022, a decrease of $5,447. Operating Margin Percentage for the six months ended June 30, 2023 decreased 11.7 percentage points, as compared to the six months ended June 30, 2022. The decrease was primarily driven by a year-over-year increase in Salaries, Wages, and Benefits due to an increase in employee head count, an increase in per unit costs for pilots to support operations, and increased other operating expenses as a result of an increase in departures. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$261,086	$219,067	$555,201	$445,591
Operating Income	35,587	3,369	91,370	25,201

Stock Compensation Expense	4,415	575	7,093	1,495
Adjusted Operating Income	$40,002	$3,944	$98,463	$26,696

Operating Income Margin	13.6%	1.5%	16.5%	5.7%
Adjusted Operating Income Margin	15.3%	1.8%	17.7%	6.0%

The following table presents the reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted Net Income (Loss) Reconciliation:
Net Income (Loss)	$20,618	$(3,922)	$58,946	$(285)

Stock Compensation Expense	4,415	575	7,093	1,495
Gain on Asset Transactions, net (a)	—	(77)	—	(79)
Loss on refinancing credit facility	—	—	—	1,557
Secondary offering costs	112	—	640	—
TRA adjustment (b)	—	1,700	(357)	8,500
Income tax effect of adjusting items, net (c)	(1,041)	(114)	(1,779)	(684)
Adjusted Net Income (Loss)	$24,104	$(1,838)	$64,543	$10,504
_________________________

(a)	Due to changes in the Company’s operations, management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(c)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income (Loss) to Adjusted EBITDA for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA Reconciliation:
Net Income (Loss)	$20,618	$(3,922)	$58,946	$(285)
Stock Compensation Expense	4,415	575	7,093	1,495
Gain on Asset Transactions, net (a)	—	(77)	—	(79)
Secondary offering costs	112	—	640	—
TRA adjustment (b)	—	1,700	(357)	8,500
Interest Income	(2,545)	(532)	(5,286)	(556)
Interest Expense	11,239	7,042	19,869	15,604
Provision for Income Taxes	6,132	(921)	17,486	1,861
Depreciation and Amortization	22,355	16,854	41,815	32,182
Adjusted EBITDA	$62,326	$20,719	$140,206	$58,722
_________________________

(a)	Due to changes in the Company’s operations, management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
CASM and Adjusted CASM
CASM is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, depreciation recognized on our aircraft and flight equipment held for operating lease, stock-based compensation, certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our Board of Directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.
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
We have excluded costs related to the cargo operations and depreciation recognized on our aircraft and flight equipment held for operating lease as these operations do not create ASMs. The cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. The five Aircraft Held for Operating Lease

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

were acquired during the six months ended June 30, 2023. Depreciation expense on these aircraft materially began during the three months ended June 30, 2023. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended June 30,
	2023		2022
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$225,499	12.67	$215,698	13.21
Less:
Aircraft Fuel	52,360	2.94	76,947	4.71
Stock Compensation Expense	4,415	0.25	575	0.04
Cargo expenses, not already adjusted above	25,966	1.46	21,326	1.31
Sun Country Vacations	266	0.01	215	0.01
Aircraft and Flight Equipment Held for Operating Lease, Depreciation Expense	2,273	0.13	—	—
Adjusted CASM	$140,219	7.88	$116,635	7.14

ASM (thousands)	1,780,340		1,632,501

	Six Months Ended June 30,
	2023		2022
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$463,831	12.45	$420,390	11.81
Less:
Aircraft Fuel	124,650	3.35	141,492	3.97
Stock Compensation Expense	7,093	0.19	1,495	0.04
Cargo expenses, not already adjusted above	50,778	1.36	40,438	1.14
Sun Country Vacations	702	0.02	617	0.02
Aircraft and Flight Equipment Held for Operating Lease, Depreciation Expense	2,273	0.06	—	—
Adjusted CASM	$278,335	7.47	$236,348	6.64

ASM (thousands)	3,725,341		3,560,651
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
Our primary sources of liquidity as of June 30, 2023 included our existing cash and cash equivalents of $86,930 and short-term investments of $158,177, our expected cash generated from operations, and the $24,650 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $7,281 as of June 30, 2023, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, debt repayments, working capital requirements, and other general corporate purposes. Our single largest capital expenditure requirement relates to the acquisition of aircraft. We do not maintain an aircraft order book; instead, we enter into aircraft transactions on an opportunistic basis based on market conditions, our prevailing level of liquidity and capital market availability. As a result, we are not locked into large future capital expenditures. We have historically acquired aircraft through operating leases, finance leases, and debt. Our management team retains broad discretion to allocate liquidity.
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
Aircraft – As of June 30, 2023, our fleet consisted of 60 Boeing 737-NG aircraft. This includes 43 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA, and five Aircraft Held for Operating Lease. During the six months ended June 30, 2023, the Company acquired five of the Aircraft Held for Operating Lease for total consideration of approximately $158,000.
For more information on our fleet and probable future purchases of aircraft, see Note 4 and Note 12 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report. For more information on the purchase of five of the Aircraft Held for Operating Lease, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of June 30, 2023, we had $39,309 of total Lessor Maintenance Deposits.
Investments - We invest our cash and cash equivalents in highly liquid securities with strong credit ratings. As of June 30, 2023, the Company held $151,461 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
We also hold $6,716 of Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets as of June 30, 2023.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft.
As of June 30, 2023, the Company had $24,650 of the $25,000 Revolving Credit Facility available due to $350 being pledged to support a letter of credit, and no balance drawn. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

a minimum liquidity of $30,000 at the close of any business day. The Company was in compliance with these covenants as of June 30, 2023.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance aircraft. In December 2019, we issued the 2019-1 EETC, for the purpose of financing or refinancing 13 used aircraft. In March 2022, the Company issued the 2022-1 EETC for the purpose of financing or refinancing 13 aircraft.
During the six months ended June 30, 2023, we executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The loan is to be repaid monthly over 7 years. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a LTV ratio calculation is completed at the end of the lease term. The interest rate in effect as of June 30, 2023 on the term loan was 8.9%. To the extent that the LTV exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. Amounts received under the end of lease maintenance compensation clause may be applied towards the LTV payment.
For more information on our credit facilities or debt, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
TRA Liability - During the six months ended June 30, 2023, we made a payment of $2,425 to the TRA holders. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
The table below presents the major indicators of financial condition and liquidity:

	June 30, 2023	December 31, 2022
Cash and Cash Equivalents	$86,930	$92,086
Available-for-Sale Securities	151,461	172,635
Amount Available Under Revolving Credit Facility	24,650	24,650
Total Liquidity	$263,041	$289,371

	June 30, 2023	December 31, 2022
Total Debt, net	$448,415	$352,235
Finance Lease Obligations	257,288	251,296
Operating Lease Obligations	22,749	26,132
Total Debt, net, and Lease Obligations	728,452	629,663
Stockholders' Equity	540,765	492,712
Total Invested Capital	$1,269,217	$1,122,375

Debt-to-Capital	0.57	0.56

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
Total Operating Activities	$95,693	$37,060	$58,633	158%

Investing Activities:
Purchases of Property & Equipment	(192,352)	(137,647)	(54,705)	40%
Purchases of Investments	(49,437)	(71,629)	22,192	(31)%
Proceeds from the Maturities of Investments	71,795	—	71,795	NM
Other, net	1,953	10,315	(8,362)	(81)%
Total Investing Activities	(168,041)	(198,961)	30,920	(16)%

Financing Activities:
Common Stock Repurchases	(22,249)	—	(22,249)	NM
Proceeds from Borrowings	119,200	172,507	(53,307)	(31)%
Repayment of Finance Lease Obligations	(8,671)	(24,293)	15,622	(64)%
Repayment of Borrowings	(21,808)	(86,046)	64,238	(75)%
Other, net	(2,841)	(1,062)	(1,779)	168%
Total Financing Activities	63,631	61,106	2,525	4%

Net Decrease in Cash	$(8,717)	$(100,795)	$92,078	(91)%
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
"NM" stands for not meaningful
Operating Cash Flow Activities
Operating activities in the six months ended June 30, 2023 provided $95,693, as compared to $37,060 during the six months ended June 30, 2022. During the six months ended June 30, 2023, our Net Income was $58,946, as compared to a Net Loss of $285 during the six months ended June 30, 2022.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six months ended June 30, 2023, $146,904 of revenue recognized in Passenger revenue was included in the $157,995 of Air Traffic Liabilities as of December 31, 2022. The balance of Air Traffic Liabilities increased year-over-year by 5% to $130,264 as of June 30, 2023. This is due to increased demand for passenger services, which has also resulted in higher per unit revenues.
Aircraft Fuel. Aircraft Fuel expense represented approximately 27% and 34% of our total operating expense for the six months ended June 30, 2023 and 2022, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 18% year-over-year due to the impact of global geopolitical events on the price of fuel during the six months ended

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

June 30, 2022. Fuel consumption increased by 7% during the six months ended June 30, 2023, compared to the prior year.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $192,352 and $137,647 for the six months ended June 30, 2023 and 2022, respectively. Our capital expenditures during the six months ended June 30, 2023 primarily included the purchase of five Aircraft Held for Operating Lease and one incremental aircraft for our passenger fleet. Our capital expenditures during the six months ended June 30, 2022 primarily included the purchase of five incremental aircraft, the purchase of four spare engines, the first installment payment to purchase a flight simulator, and other miscellaneous projects.
Investments. During the six months ended June 30, 2023, the Company's net investment activity resulted in cash inflows of $22,358 due to maturing securities exceeding purchases of investments. This was the result of a change in our investment strategy during the second quarter of 2022, which led to the purchase of $71,629 of investments during the six months ended June 30, 2022.
Financing Cash Flow Activities
Debt. During the six months ended June 30, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. Five of these aircraft were owned fleet assets previously financed by the DDTL, which was repaid with the proceeds from the 2022-1 EETC.
Finance Leases. Our repayments of finance lease obligations were $8,671 and $24,293 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2022, the Company purchased one aircraft previously classified as a finance lease using proceeds from the 2022-1 EETC. The resulting cash outflows are recorded as payments for finance lease obligations. There were no similar transactions during the six months ended June 30, 2023. As of June 30, 2023 and 2022, there were 12 and 11 finance leases, respectively.
Common Stock Repurchases. During the six months ended June 30, 2023, the Company repurchased 1,166,751 shares of its Common Stock at a total cost of $22,249, or $19.07 per share. The repurchases were part of a secondary public offering of the Company's shares by the Apollo Stockholder, as well as open market purchases completed in the second quarter. For more information on the stock repurchase program and this purchase, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other. During the six months ended June 30, 2023, the Company made a payment of $2,425 to the TRA holders.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Commitments and Contractual Obligations
See Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding commitments and contractual obligations.
Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2023, there were no recently adopted accounting standards that had a material impact to the Company.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at June 30, 2023. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the third quarter of 2023, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $196 excluding reimbursed fuel from cargo and certain charter customers.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the $119,200 term loan credit facility used to finance the Aircraft Held for Operating Lease. A 100 basis point increase in interest rates on the term loan would result in a corresponding increase in interest expense of approximately $1,192 annually. As of the date of this filing, the entire term loan credit facility had been drawn. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of June 30, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit. As of June 30, 2023, no amounts on the Revolving Credit Facility had been drawn.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $151,461 as of June 30, 2023. These investments are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures represent controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K as of December 31, 2022 that management identified a material weakness in the Company's internal control over financial reporting. Specifically, controls over the accounting for complex, non-routine transactions were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease.

During the quarter ended June 30, 2023, management identified an additional material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not have an effective risk assessment process to identify and assess the risks of misstatement associated with the utilization of a third-party service organization's hosted IT solution for automating the processing of vendor invoices (i.e., scanning, routing, approving, and preparing the recording of invoices) and hosting of related information. As a result, management’s information technology general controls (“ITGCs”) over the IT application used by the service organization and process-level controls over the procurement activities carried out by the third-party service organization were not designed or implemented to operate at a sufficient level of precision. The Company also did not obtain a System and Organization Controls Report from the third-party that would provide evidence of design, implementation, and operating effectiveness of such controls within the service organization’s framework of internal controls.

These control deficiencies did not result in a material misstatement of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q or our prior period consolidated annual or interim financial statements. However, each of these control deficiencies create a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, management has concluded that each control deficiency constituted a material weakness in the Company's internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2023.

Remediation Plan

Management is continuing to supplement and enhance the Company's system of internal control over financial reporting through actions responsive to each identified material weakness. The remediation plan for the material weakness associated with accounting for complex, non-routine transactions, includes the following:

•Hired a technical accounting specialist and manager after the material weakness occurred;

•Provided additional training on how to utilize external technical accounting research resources;

•Reviewed all existing internal accounting policies and accounting guidance memos for completeness and the appropriate accounting guidance, including those surrounding leases;

•Established a policy to provide additional guidance surrounding the use of third-party specialists;

•Enhanced the design of financial reporting controls, specifically sub-certifications and review of non-routine transactions including updating the lease accounting checklist;

•Engaging third-party specialists, as necessary, to review management’s analysis and conclusions on the accounting for non-routine transactions involving the application of complex accounting standards;

•Continuing to review and make necessary changes to the design of our risk assessment and review controls over accounting for complex, non-routine transactions, including lease-related transactions;

•Re-designed the overall design of our risk assessment process with utilization of a new third-party tool; and

•Established a policy and internal controls surrounding transactions related to a new lessor relationship.

We have made significant progress in accordance with our remediation plan related to the material weakness in controls over the accounting for complex, non-routine transactions since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 as follows:

•Continued to engage third-party technical accounting specialists to review management's conclusions on the accounting for non-routine transactions occurring in the second quarter of 2023; and

•Continued to enhance management's controls surrounding the accounting for complex, non-routine transactions, including those associated with the acquisition and related financing of additional aircraft, and those involved with becoming a first-time aircraft lessor.

The remediation plan for the material weakness associated with the controls over the utilization of a third-party service organization's hosted IT solution for automating the processing of vendor invoices and hosting of related information, includes the following:

•Understand the timing and scope of the third-party service organization's attestation report to determine whether the attestation will be adequate and performed in a timely manner to cover our fiscal year;

•Where a SOC attestation is not completed, explore alternative solutions including, but not limited to, a) bringing the application on premise so the necessary IT infrastructure and related processes and controls surrounding the IT application can be entirely within the Company’s control, and b) evaluating other service providers that are able to provide a SOC attestation report; and

•Enhance the design and operation of manual internal controls within the Company, including tracking and reviewing of vendor invoices outside of the third-party service organization’s application and processes, in the event an adequate and timely SOC attestation report is not available from the third-party service organization and other viable solutions are not pursued.

Each material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operating effectiveness of the new or enhanced controls implemented as a result of the corrective actions. We believe that our remediation plans will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, as we continue to evaluate and improve our internal control over financial reporting, management may determine that additional measures to address the identified control deficiencies or modifications to the remediation plans are necessary. Therefore, we cannot assure you when the Company will remediate the material weaknesses identified above, nor can we be certain that additional actions will not be required and what the costs of any such additional actions may be. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.

Despite the existence of these material weaknesses, our management believes that the Condensed Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than the changes made as part of the remediation plans described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2022 10-K and in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 ("March 31, 2023 10-Q"), the risk factors which materially affect our business, financial condition or results of operations. Except for the updated risk factors set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2022 10-K, March 31, 2023 10-Q, and the risk factors presented in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
For example, the DOT or FAA has pending proposed rulemakings and/or published final rules regarding: the accessibility features of lavatories and onboard wheelchair requirements on certain single-aisle aircraft with an FAA certificated maximum capacity of 125 seats or more, training flight attendants to proficiency on an annual basis to provide assistance in transporting qualified individuals with disabilities to and from the lavatory from the aircraft seat, and providing certain information on request to qualified individuals with a disability or persons inquiring on their behalf, on the carrier’s website, and in printed or electronic form on the aircraft concerning the accessibility of aircraft lavatories; traveling by air with service animals; defining unfair or deceptive practices; clarifying that the maximum amount of denied boarding compensation that a carrier may provide to a passenger denied boarding involuntarily is not limited, prohibiting airlines from involuntarily denying boarding to a passenger after the passenger’s boarding pass has been collected or scanned and the passenger has boarded (subject to safety and security exceptions), raising the liability limits for denied boarding compensation, and raising the liability limit for mishandled baggage in domestic air transportation; enhancing the transparency of airline ancillary service fees; airline ticket refunds and consumer protections; requiring that certain airplanes used to conduct domestic, flag, or supplemental passenger-carrying operations have installed a physical secondary barrier that protects the flightdeck from unauthorized intrusion when the flightdeck door is opened; and flight attendant duty period limitations and rest requirements. In addition, Congress is currently considering FAA Reauthorization legislation which may result in additional rules, regulations, and obligations. Failure to remain in full compliance with these and other applicable rules and regulations may subject us to fines or other enforcement action or adversely affect our business, results of operations and financial condition.

Risks Related to Our Business

Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Since that time, there have been reports of instability at other U.S. banks. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at SVB and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion and uncertainty and liquidity concerns in the broader financial services industry remain. The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted.

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

Risks Related to Ownership of Our Common Stock

As disclosed, we have identified material weaknesses in our internal control over financial reporting and, if we are unable to remediate each material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As disclosed in Part I, Item 4, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Each control deficiency described below creates a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, management has concluded that each of these control deficiencies constituted a material weakness as of June 30, 2023. The previously disclosed material weakness relates to management's controls over the accounting for complex, non-routine transactions that were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease. The additional material weakness identified in the quarter ended June 30, 2023, relates to an ineffective risk assessment and lack of effective controls over the procurement process activities outsourced to a third-party service organization, including the information technology general controls (“ITGCs” over the automation of processing of vendor invoices (i.e., scanning, routing, approving, and preparing the recording of invoices) and hosting of related information.

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

Our management has implemented a remediation plan to address each material weakness, as described in Part I, Item 4. Such remediation measures may require additional time and resources and there is no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, we cannot assure you when the Company will remediate such weaknesses, nor can we be certain that additional actions will not be required or what costs of any such additional actions may be. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts nor that additional material weaknesses will not arise in the future or that management has identified all material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. Any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

If we fail to remediate each material weakness and maintain effective internal control over financial reporting or disclosure controls and procedures, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business and the trading price of our common stock. The potential consequences of any material weakness could have a material adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's repurchases of Common Stock for the quarter ended June 30, 2023. All stock repurchases during the quarter reflect shares repurchased pursuant to the Company's stock repurchase program and shares withheld from employees to satisfy the taxes due in connection with grants of stock under the Company's equity incentive plans. The shares of Common Stock withheld to satisfy tax withholding obligations are considered to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item, but are not considered to be part of the Company's $50,000 stock repurchase program. For more information on the Company's stock repurchase program, see Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ in thousands) of Shares that May Yet be Purchased Under Plan (1)
April 1-30, 2023	—	$—	—	$—
May 1-31, 2023	374,103	17.77	374,103	3,538
June 1-30, 2023	42,648	18.27	42,648	2,759
Total	416,751	$17.82	416,751	$2,759
__________________________
(1)Subsequent to June 30, 2023, the Company's Board of Directors authorized the addition of $30,000 to the Company's existing stock repurchase program, which increased the total amount of authorization remaining to repurchase shares of the Company's Common Stock to $32,759.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act ("Rule 10b5-1") and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans ("Rule 10b5-1 Trading Plans"). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Duration of Plan (Scheduled Expiration Date of Plan)	Number of Securities to be Purchased (Sold) under the Plan
Eric Levenhagen, Senior Vice President and Chief Human Resources Officer	Adoption	May 3, 2023	April 30, 2024	(119,037)
Gregory Mays, Executive Vice President and Chief Operating Officer	Termination	May 3, 2023	December 29, 2023	(262,559)
Gregory Mays, Executive Vice President and Chief Operating Officer	Adoption	May 5, 2023	December 29, 2023	(200,000)
Erin Rose Neale, General Counsel and Senior Vice President	Termination	June 2, 2023	April 1, 2024	(23,436)
Erin Rose Neale, General Counsel and Senior Vice President	Adoption	June 5, 2023	April 5, 2024	(10,184)
Grant Whitney, Senior Vice President and Chief Revenue Officer	Adoption	May 5, 2023	April 2, 2024	(142,463)

ITEM 6. EXHIBITS
(a)Exhibits

10.1
Employment Agreement, dated as of April 11, 2023, by and between Jude Bricker and Sun Country, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

10.2
Employment Agreement, dated as of April 11, 2023, by and between David Davis and Sun Country, Inc. (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023

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

August 4, 2023