Form 10-Q
period 2023-09-30
Sun Country Airlines Holdings, Inc.
filed 2023-11-07
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2023:
Common Stock, $0.01 par value – 54,133,851 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$26,967	$92,086
Restricted Cash	10,953	10,842
Investments	153,290	178,936
Accounts Receivable, net of an allowance for credit losses of $110 and $231, respectively	42,876	35,124
Short-term Lessor Maintenance Deposits	1,191	1,241
Inventory, net of a reserve for obsolescence of $1,076 and $1,107, respectively	7,678	7,659
Prepaid Expenses	13,358	11,423
Other Current Assets	3,992	8,179
Total Current Assets	260,305	345,490

Property & Equipment, net:
Aircraft and Flight Equipment	679,145	636,584
Aircraft and Flight Equipment Held for Operating Lease	154,165	—
Ground Equipment and Leasehold Improvements	39,316	35,948
Computer Hardware and Software	12,856	10,831
Finance Lease Assets	285,942	261,991
Rotable Parts	16,820	17,059
Total Property & Equipment	1,188,244	962,413
Accumulated Depreciation & Amortization	(231,501)	(176,746)
Total Property & Equipment, net	956,743	785,667

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $22,757 and $18,890, respectively	84,984	85,110
Operating Lease Right-of-use Assets	15,475	22,182
Aircraft Deposits	9,589	9,134
Long-term Lessor Maintenance Deposits	41,172	32,433
Deferred Tax Asset	—	12,956
Other Assets	10,577	9,217
Total Other Assets	384,020	393,255
Total Assets	$1,601,068	$1,524,412
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$55,680	$62,370
Accrued Salaries, Wages, and Benefits	30,451	26,521
Accrued Transportation Taxes	12,795	17,666
Air Traffic Liabilities	130,453	157,995
Finance Lease Obligations	32,096	17,990
Loyalty Program Liabilities	9,415	13,963
Operating Lease Obligations	2,286	6,296
Current Maturities of Long-term Debt, net	83,339	57,548
Income Tax Receivable Agreement Liability	1,511	2,260
Other Current Liabilities	12,849	14,519
Total Current Liabilities	370,875	377,128

Long-term Liabilities:
Finance Lease Obligations	231,185	233,306
Loyalty Program Liabilities	4,432	1,474
Operating Lease Obligations	17,108	19,836
Long-term Debt, net	351,766	294,687
Deferred Tax Liability	5,214	—
Income Tax Receivable Agreement Liability	99,509	101,540
Other Long-term Liabilities	1,618	3,729
Total Long-term Liabilities	710,832	654,572
Total Liabilities	1,081,707	1,031,700

Commitments and Contingencies (see Note 12)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 58,815,139 and 58,217,647 issued and 54,133,851 and 57,325,238 outstanding at September 30, 2023 and December 31, 2022, respectively	588	582
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 4,681,288 and 892,409 shares held at September 30, 2023 and December 31, 2022, respectively	(80,681)	(17,605)
Additional Paid-In Capital	511,375	488,494
Retained Earnings	88,585	22,048
Accumulated Other Comprehensive Loss	(506)	(807)
Total Stockholders' Equity	519,361	492,712
Total Liabilities and Stockholders' Equity	$1,601,068	$1,524,412
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues:
Passenger	$214,355	$195,360	$709,490	$592,753
Cargo	26,059	23,687	74,437	65,930
Other	8,462	2,653	20,150	8,607
Total Operating Revenues	248,876	221,700	804,077	667,290

Operating Expenses:
Aircraft Fuel	61,179	64,843	185,829	206,334
Salaries, Wages, and Benefits	72,541	58,661	223,890	178,576
Aircraft Rent	22	1,949	2,281	7,347
Maintenance	15,330	11,018	44,311	35,794
Sales and Marketing	7,569	6,827	26,005	23,336
Depreciation and Amortization	22,762	17,181	64,577	49,364
Ground Handling	9,382	8,669	28,299	24,838
Landing Fees and Airport Rent	13,958	12,926	36,847	32,708
Other Operating, net	27,127	24,235	81,663	68,401
Total Operating Expenses	229,870	206,309	693,702	626,698
Operating Income	19,006	15,391	110,375	40,592

Non-operating Income (Expense):
Interest Income	2,480	1,610	7,766	2,166
Interest Expense	(11,403)	(7,493)	(31,272)	(23,097)
Other, net	(15)	3,422	(370)	(5,156)
Total Non-operating Expense, net	(8,938)	(2,461)	(23,876)	(26,087)

Income Before Income Tax	10,068	12,930	86,499	14,505
Income Tax Expense	2,477	2,253	19,963	4,113
Net Income	$7,591	$10,677	$66,536	$10,392

Net Income per share to common stockholders:
Basic	$0.14	$0.18	$1.19	$0.18
Diluted	$0.13	$0.18	$1.12	$0.17
Shares used for computation:
Basic	55,435,386	58,146,606	56,051,173	58,039,201
Diluted	58,595,646	60,793,516	59,281,819	61,372,735
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$7,591	$10,677	$66,536	$10,392

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on Available-for-Sale securities, net of deferred tax expense (benefit) of $46, $(244), $90 and $(309), respectively	158	(562)	301	(782)
Other Comprehensive Income (Loss)	158	(562)	301	(782)
Comprehensive Income	$7,749	$10,115	$66,837	$9,610

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock Issued for Stock-Based Awards	—	147,105	2	—	—	554	—	—	556
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Common Stock Repurchases	—	—	—	1,230,932	(22,549)	7,501	—	—	(15,048)
Net Income	—	—	—	—	—	—	38,328	—	38,328
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	2,678	—	—	2,678
Other Comprehensive Income	—	—	—	—	—	—	—	389	389
March 31, 2023	2,591,920	58,364,752	$584	2,123,747	$(40,162)	$500,627	$60,376	$(418)	$521,007
Stock Issued for Stock-Based Awards	—	187,975	2	—	—	613	—	—	615
Common Stock Repurchases	—	—	—	416,751	(7,511)	—	—	—	(7,511)
Net Income	—	—	—	—	—	—	20,618	—	20,618
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	4,415	—	—	4,415
Other Comprehensive Loss	—	—	—	—	—	—	—	(246)	(246)
June 30, 2023	2,844,789	58,552,727	$586	2,540,498	$(47,673)	$507,522	$80,994	$(664)	$540,765
Stock Issued for Stock-Based Awards	—	262,412	2	—	—	1,414	—	—	1,416
Common Stock Repurchases	—	—	—	2,140,790	(33,008)	—	—	—	(33,008)
Net Income	—	—	—	—	—	—	7,591	—	7,591
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,039	—	—	1,039
Other Comprehensive Income	—	—	—	—	—	—	—	158	158
September 30, 2023	3,034,441	58,815,139	$588	4,681,288	$(80,681)	$511,375	$88,585	$(506)	$519,361

	Nine Months Ended September 30, 2022
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
		Shares	Amount	Shares	Amount
December 31, 2021	1,643,660	57,872,452	$579	—	$—	$485,638	$4,372	$—	$490,589
Stock Issued for Stock-Based Awards	—	91,868	1	—	—	522	—	—	523
Net Income	—	—	—	—	—	—	3,637	—	3,637
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	920	—	—	920
March 31, 2022	1,833,312	57,964,320	$580	—	$—	$488,480	$8,009	$—	$497,069
Stock Issued for Stock-Based Awards	—	181,404	1	—	—	1,037	—	—	1,038
Net Stock Settlement of Stock-Based Awards	—	—	—	1,823	(52)	—	—	—	(52)
Net Loss	—	—	—	—	—	—	(3,922)	—	(3,922)
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	575	—	—	575
Other Comprehensive Loss	—	—	—	—	—	—	—	(220)	(220)
June 30, 2022	2,022,964	58,145,724	$581	1,823	$(52)	$491,492	$4,087	$(220)	$495,888
Stock Issued for Stock-Based Awards	—	22,773	1	—	—	114	—	—	115
Net Income	—	—	—	—	—	—	10,677	—	10,677
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	487	—	—	487
Other Comprehensive Loss	—	—	—	—	—	—	—	(562)	(562)
September 30, 2022	2,212,616	58,168,497	$582	1,823	$(52)	$493,493	$14,764	$(782)	$508,005
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Net Income	$66,536	$10,392
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	64,577	49,364
Deferred Income Taxes	18,080	3,183
Other, net	14,433	10,235
Changes in Operating Assets and Liabilities:
Accounts Receivable	(7,083)	(88)
Inventory	(1,478)	(1,402)
Prepaid Expenses	(1,929)	(3,188)
Lessor Maintenance Deposits	(8,689)	(10,256)
Aircraft Deposits	(482)	(2,569)
Other Assets	70	(5,478)
Accounts Payable	(5,855)	8,674
Accrued Transportation Taxes	(4,872)	(1,736)
Air Traffic Liabilities	(27,542)	14,269
Loyalty Program Liabilities	(1,590)	(3,401)
Operating Lease Obligations	(3,858)	(61)
Other Liabilities	2,333	3,733
Net Cash Provided by Operating Activities	102,651	71,671
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(210,641)	(177,658)
Purchases of Investments	(82,574)	(130,529)
Proceeds from the Maturities of Investments	110,850	—
Other, net	4,087	10,577
Net Cash Used in Investing Activities	(178,278)	(297,610)
Cash Flows from Financing Activities:
Common Stock Repurchases	(55,051)	—
Proceeds from Borrowings	119,200	188,277
Repayment of Finance Lease Obligations	(16,390)	(37,842)
Repayment of Borrowings	(35,475)	(95,305)
Other, net	(1,665)	(901)
Net Cash Provided by Financing Activities	10,619	54,229

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(65,008)	(171,710)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	102,928	317,785

Cash, Cash Equivalents and Restricted Cash--End of the Period	$37,920	$146,075

Non-cash transactions:
Aircraft and Flight Equipment Acquired through Finance Leases	$—	$40,480
Changes to Finance Lease Assets due to Lease Modifications	$26,427	$46,311
Aircraft and Flight Equipment Acquired From Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	$2,386	$28,012

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	September 30, 2023	September 30, 2022
Cash and Cash Equivalents	$26,967	$131,912
Restricted Cash	10,953	14,163
Total Cash, Cash Equivalents and Restricted Cash	$37,920	$146,075

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
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, uncertainties in pilot staffing, the impact of macroeconomic conditions including inflationary pressures, and other factors, operating results for the nine months ended September 30, 2023 are not necessarily indicative of operating results for future quarters or for the year ending December 31, 2023.
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled Service, Charter service, Ancillary, Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter service revenue is primarily generated through service provided to the U.S. Department of Defense, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Air Transportation Services Agreement (the “ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company acts as a lessor.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The significant categories comprising Operating Revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Scheduled Service	$96,483	$102,200	$360,607	$334,679
Charter Service	47,437	42,899	143,250	118,526
Ancillary	70,435	50,261	205,633	139,548
Passenger	214,355	195,360	709,490	592,753
Cargo	26,059	23,687	74,437	65,930
Other	8,462	2,653	20,150	8,607
Total Operating Revenues	$248,876	$221,700	$804,077	$667,290
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
Total Operating Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$242,504	$214,904	$767,509	$634,963
Latin America	6,372	6,756	36,078	32,182
Other	—	40	490	145
Total Operating Revenues	$248,876	$221,700	$804,077	$667,290
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Contract Assets and Liabilities are as follows:

	September 30, 2023	December 31, 2022
Contract Assets
Costs to fulfill contract with Amazon	$1,669	$2,195
Total Contract Assets	$1,669	$2,195

Contract Liabilities
Air Traffic Liabilities	$130,453	$157,995
Loyalty Program Liabilities	13,847	15,437
Amazon Deferred Up-front Payment	2,486	3,271
Total Contract Liabilities	$146,786	$176,703
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2023, $152,292 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2022.
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
Changes in the Loyalty Program Liabilities are as follows:

	2023	2022
Balance – January 1	$15,437	$19,718
Loyalty Points Earned	6,209	5,125
Loyalty Points Redeemed (1)	(7,799)	(8,526)
Balance – September 30	$13,847	$16,317
______________________

(1)	Loyalty points are combined in one homogenous pool, which includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

3.    EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income	$7,591	$10,677	$66,536	$10,392

Denominator:
Weighted Average Common Shares Outstanding - Basic	55,435,386	58,146,606	56,051,173	58,039,201
Dilutive effect of Stock Options, RSUs and Warrants (1)	3,160,260	2,646,910	3,230,646	3,333,534
Weighted Average Common Shares Outstanding - Diluted	58,595,646	60,793,516	59,281,819	61,372,735

Basic earnings per share	$0.14	$0.18	$1.19	$0.18
Diluted earnings per share	$0.13	$0.18	$1.12	$0.17
______________________

(1)
There were 2,810,840 and 3,221,617 performance-based stock options outstanding at September 30, 2023 and 2022, respectively. As of September 30, 2023, 100% of the performance-based stock options have vested. As of September 30, 2022, 63% of the performance-based stock options were expected to vest.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

4. AIRCRAFT
As of September 30, 2023, Sun Country's fleet consisted of 59 Boeing 737-NG aircraft, comprised of 54 Boeing 737-800s and five Boeing 737-900ERs.
The following tables summarize the Company’s aircraft fleet activity for the nine months ended September 30, 2023 and 2022, respectively:

	December 31, 2022	Additions	Reclassifications	Removals	September 30, 2023
Passenger:
Owned	29	1	—	(1)	29
Finance leases (1)	11	—	2	—	13
Operating leases	2	—	(2)	—	—
Sun Country Airlines’ Fleet	42	1	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other Owned:
Aircraft Held for Operating Lease	—	5	—	—	5
Total Aircraft	54	6	—	(1)	59

	December 31, 2021	Additions	Reclassifications	Removals	September 30, 2022
Passenger:
Owned	21	5	4	(1)	29
Finance leases (2)	9	2	—	—	11
Operating leases	6	—	(4)	—	2
Sun Country Airlines’ Fleet	36	7	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft	48	7	—	(1)	54

(1)	Two aircraft operating leases were reclassified into finance leases, as further described below.
(2)
Two aircraft operating leases were reclassified into finance leases and two separate aircraft finance lease purchase options were exercised, resulting in a net change of zero finance lease reclassifications.

During the nine months ended September 30, 2023, the Company acquired five 737-900ERs that are currently on lease to an unaffiliated airline ("Aircraft Held for Operating Lease"). The five Aircraft Held for Operating Lease were financed through a term loan arrangement. See Note 5 of these Condensed Consolidated Financial Statements for more information on this transaction. Additionally, during the nine months ended September 30, 2023, the Company acquired an incremental aircraft and executed two lease amendments to purchase two aircraft at the end of their respective lease terms. The lease amendments modified the classification of these leases from operating leases to finance leases and have expiration dates in fiscal year 2024. During the three months ended September 30, 2023, management approved a

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

plan to retire an owned aircraft. Certain parts of the aircraft were maintained for future use by the Company or held for sale. The impact of the retirement and the assets held for sale were not material to the Company's Condensed Consolidated Financial Statements. Of the 34 Owned aircraft and Aircraft Held for Operating Lease as of September 30, 2023, 31 aircraft were financed and three aircraft were unencumbered.
During the nine months ended September 30, 2022, the Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the lease classification from operating leases to finance leases with expiration dates in fiscal year 2026 and retired one aircraft. Further, the Company purchased two aircraft previously classified as finance leases using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC") and purchased two aircraft previously classified as operating leases. The Company also acquired seven incremental 737-800 aircraft, five of which were financed using proceeds from the 2022-1 EETC and two through a finance lease arrangement that is set to expire in fiscal year 2030.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Aircraft Status	Expense Type	2023	2022	2023	2022
Owned	Depreciation	$14,395	$10,179	$40,709	$29,027
Finance Leased	Amortization	5,183	4,419	14,741	12,533
Operating Leased	Aircraft Rent (1)	22	1,949	2,281	7,347
		$19,600	$16,547	$57,731	$48,907

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
5. ASSET ACQUISITIONS
During the nine months ended September 30, 2023, the Company acquired five Aircraft Held for Operating Lease. The table below reflects the cumulative balances of the five aircraft as of the acquisition dates:

Asset	Balance Sheet Classification
Aircraft Held for Operating Lease	Aircraft and Flight Equipment Held for Operating Lease	$114,632
Maintenance Rights Asset	Aircraft and Flight Equipment Held for Operating Lease	39,533
Over-Market Asset	Other Intangible Assets, net	3,741
Total		$157,906
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
The purchase of the Aircraft Held for Operating Lease was financed using the proceeds from a term loan credit facility with a face amount of $119,200 and the Company's Cash and Cash Equivalents. For more information on the term loan credit facility, see Note 6 of these Condensed Consolidated Financial Statements.
Aircraft Held for Operating Lease
The Company obtained outright ownership of the Aircraft Held for Operating Lease upon purchase and assumed the position of lessor until the end of the lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, the Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The rental revenue associated with the Aircraft Held for Operating Lease is recognized as it is earned and is included in Other revenue. The Company has recognized $5,870 and $11,742 of rental revenue during the three and nine months ended September 30, 2023, respectively.
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
Over-Market Asset
Upon purchase of the Aircraft Held for Operating Lease, the Company recognized an intangible asset representing lease terms which are favorable to the lessor (unfavorable to the lessee), as compared with market terms of similar leases. The asset will be amortized over the remaining lease terms for the respective aircraft, which ranges from 1.2 to 2.2 years as of September 30, 2023. The amortization will be recognized as contra-revenue, offsetting the rental revenue associated with the Aircraft Held for Operating Lease included in Other revenue.
6.    DEBT
Credit Facilities
On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas the proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of September 30, 2023.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. During 2022, the Company repaid the outstanding balance of the DDTL in full using proceeds received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of September 30, 2023. The Company recorded a $1,557 loss on extinguishment of debt in 2022 in connection with the repayment of the DDTL, which represents the write-off of the unamortized deferred financing costs. As of September 30, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit.
Long-term Debt
Term Loan Credit Facility
During the nine months ended September 30, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The loan is to be repaid monthly through March 2030. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral. During the nine months ended September 30, 2023, the Company recorded $1,820 in debt issuance costs associated with the term loan credit facility.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a Loan-to-Value ("LTV") ratio calculation is completed at the end of the lease term. The interest rate in effect as of September 30, 2023 was 9.2%. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-Term Debt, net on the Company's Condensed Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause may be applied towards the prepayment.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.05% as of September 30, 2023.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027. These notes bear

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

interest at an annual rate between 4.13% and 6.95%. The weighted average interest rate was 4.69% as of September 30, 2023.
Long-term Debt includes the following:

	September 30, 2023	December 31, 2022
2019-1 EETC (see terms and conditions above)	$168,598	$176,697
2022-1 EETC (see terms and conditions above)	158,775	179,019
Term Loan Credit Facility (see terms and conditions above)	112,068	—
Total Debt	439,441	355,716
Less: Unamortized debt issuance costs	(4,336)	(3,481)
Less: Current Maturities of Long-term Debt, net	(83,339)	(57,548)
Total Long-term Debt, net	$351,766	$294,687
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2023	$33,804	$(341)	$33,463
2024	75,403	(1,188)	74,215
2025	80,007	(956)	79,051
2026	61,146	(709)	60,437
2027	65,170	(525)	64,645
Thereafter	123,911	(617)	123,294
Total as of September 30, 2023	$439,441	$(4,336)	$435,105
The fair value of Debt was $408,892 as of September 30, 2023 and $324,059 as of December 31, 2022. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
7. STOCK-BASED COMPENSATION
Stock compensation expense was $1,039 and $487, during the three months ended September 30, 2023 and September 30, 2022, respectively; and $8,132 and $1,981 during the nine months ended September 30, 2023 and September 30, 2022, respectively. During the nine months ended September 30, 2023, all conditions associated with the time-based and performance-based options granted under the SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan were met. As a result, 100% of the performance-based stock options and all remaining unvested time-based options vested. Therefore, during the nine months ended September 30, 2023, the Company recognized an acceleration of stock-based compensation expense for the time-based and performance-based stock options totaling $2,960.
As of September 30, 2023, there was $7,267 of total unrecognized compensation expense related to Restricted Stock Units ("RSUs"). This unrecognized compensation is expected to be fully recognized over a weighted average period of approximately 2.1 years.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

8. INVESTMENTS
A summary of debt securities by major security type:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$17,071	$—	$(50)	$17,021
Corporate Debt Securities	55,514	—	(209)	55,305
U.S. Government Agency Securities	74,591	—	(398)	74,193
Total	$147,176	$—	$(657)	$146,519

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$47,897	$16	$(258)	$47,655
Corporate Debt Securities	93,460	1	(683)	92,778
U.S. Government Agency Securities	32,326	2	(126)	32,202
Total	$173,683	$19	$(1,067)	$172,635

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,771 and $6,301 as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, most of the Company's investments have been in a continuous unrealized loss position for less than 12 months. The unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of September 30, 2023, the Company believes that any unrealized losses are recoverable prior to the investment's conversion to cash. As of September 30, 2023, the Company had the intent and ability to hold these investments until maturity. Therefore, the Company believes these losses to be temporary and no impairments have been recognized.
9.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$26,967	$—	$—	$26,967
Available-for-Sale Securities:
Municipal Debt Securities	—	17,021	—	17,021
Corporate Debt Securities	—	55,305	—	55,305
U.S. Government Agency Securities	—	74,193	—	74,193
Total Available-for-Sale Securities	—	146,519	—	146,519
Total Assets Measured at Fair Value on a Recurring Basis	$26,967	$146,519	$—	$173,486

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
10.    INCOME TAXES

The Company's effective tax rate for the three and nine months ended September 30, 2023 was 24.6% and 23.1%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 17.4% and 28.4%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The effective tax rates for the three and nine months ended September 30, 2022 were primarily impacted by the non-deductible adjustments to the tax receivable liability related to the Tax Receivable Agreement (the "Tax Receivable Agreement" or "TRA").
Tax Receivable Agreement
The total TRA balance as of September 30, 2023 and December 31, 2022 was $101,020 and $103,800, of which $1,511 and $2,260 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. During the nine months ended September 30, 2023, the Company recorded an immaterial adjustment to the estimated TRA liability. During the nine months ended September 30, 2022, the Company recorded a $5,000 adjustment to increase the estimated TRA liability. During the nine months ended September 30, 2023, the Company made a payment of $2,425 to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.
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
Common Stock Repurchases
On October 31, 2022, the Company’s Board of Directors authorized a $50,000 stock repurchase program. On August 1, 2023, the Company's Board of Directors authorized the addition of $30,000 to the Company's existing stock repurchase program. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
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
During the nine months ended September 30, 2023, the Company repurchased 3,307,541 shares of its Common Stock at an average price of $16.64 per share. The repurchases were part of a secondary public offering of the Company's shares by the Apollo Stockholder, as well as open market purchases completed in the second and third quarters.
As of September 30, 2023, the Company did not have any remaining amount of Board authorization to repurchase shares of its Common Stock. Subsequent to September 30, 2023, the Company's Board of Directors authorized the addition of $25,000 to the Company's existing stock repurchase program. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the nine months ended September 30, 2023 and 2022, 632,173 and 568,956 warrants vested, respectively. As of September 30, 2023 and 2022, the cumulative vested warrants held by Amazon were 3,034,441 and 2,212,616, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
12.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 6), payments under the TRA (see Note 10), and probable future purchases of aircraft.
As of September 30, 2023, the Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. The leases will each have annual lease payments of approximately $2,000 for six years.
As of September 30, 2023, the Company had a commitment to purchase an aircraft with an expected delivery in the fourth quarter of 2023. The purchase agreement calls for a base price of $27,500 that is subject to adjustment based on the aircraft's maintenance condition on the date of delivery.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

During the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the restrictions on the payment of certain executive compensation under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash compensation and equity awards that could be monetized exceed the CARES Act limit. The Company did not accrue any amounts related to this matter as of September 30, 2023. To the extent we are deemed to have failed to remain in full compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
13.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. Operating revenues for the Passenger segment includes amounts recorded within Other revenue.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$222,817	$26,059	$248,876	$198,013	$23,687	$221,700
Non-Fuel Operating Expenses	142,045	26,646	168,691	117,788	23,678	141,466
Aircraft Fuel	61,157	22	61,179	64,763	80	64,843
Total Operating Expenses	203,202	26,668	229,870	182,551	23,758	206,309
Operating Income (Loss)	$19,615	$(609)	19,006	$15,462	$(71)	15,391
Interest Income			2,480			1,610
Interest Expense			(11,403)			(7,493)
Other, net			(15)			3,422
Income Before Income Tax			$10,068			$12,930

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$729,640	$74,437	$804,077	$601,360	$65,930	$667,290
Non-Fuel Operating Expenses	428,889	78,984	507,873	355,894	64,470	420,364
Aircraft Fuel	185,770	59	185,829	206,254	80	206,334
Total Operating Expenses	614,659	79,043	693,702	562,148	64,550	626,698
Operating Income (Loss)	$114,981	$(4,606)	110,375	$39,212	$1,380	40,592
Interest Income			7,766			2,166
Interest Expense			(31,272)			(23,097)
Other, net			(370)			(5,156)
Income Before Income Tax			$86,499			$14,505
14.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through November 7, 2023, the date that the Condensed Consolidated Financial Statements were available to be issued.
Subsequent to September 30, 2023, the Company's Board of Directors authorized the addition of $25,000 to the Company's existing stock repurchase program. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the nine months ended September 30, 2023 and 2022. Also discussed is our financial position as of September 30, 2023 and December 31, 2022. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included herein and in our 2022 10-K and in our Quarterly Report on Form 10-Q for the periods ended March 31, 2023 ("March 31, 2023 10-Q") and June 30, 2023 ("June 30, 2023 10-Q") to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic scheduled service, charter, and cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and visiting friends and relatives ("VFR") passengers and charter customers and providing crew, maintenance and insurance (“CMI”) services, with flights throughout the U.S. and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our scheduled service, charter and cargo business lines with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity allocation by market, time of year, day of week and line of business by shifting flying to markets during periods of peak demand and away from markets during periods of low demand with far greater frequency than nearly all other large U.S. passenger airlines. We believe our flexible business model generates higher returns and margins while also providing greater resiliency to economic and industry downturns than a traditional scheduled service carrier.
Our scheduled service business combines low costs with a high-quality product to generate higher Total Revenue per Available Seat Mile (“TRASM”) than Ultra Low-Cost Carriers ("ULCCs", which include Allegiant Travel Company, Frontier Airlines and Spirit Airlines) while maintaining lower Adjusted Cost per Available Seat Mile (“CASM”) than Low Cost Carriers ("LCCs", which include Southwest Airlines and JetBlue Airways), resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a base fare and allow customers to purchase Ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to these ULCCs. However, we offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. For example, our product includes more average legroom than ULCCs, complimentary soft drinks and juices, complimentary in-flight entertainment, and in-seat power, none of which are offered by other ULCCs.

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
Operations in Review
We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high-quality passenger experience, offering state-of-the-art interiors, complimentary streaming of in-flight entertainment to passenger devices, seat reclining and seat-back power in all of our aircraft.
Pilot training throughput issues, fuel price volatility due to market conditions and geopolitical events, and the impact of macroeconomic conditions, including inflationary pressures, continue to impact the Company, as well as the industry. In the current demand environment, the Company has been able to maintain relatively strong performance by relying on its core competency of optimizing capacity allocation by market, time of year, day of week and line of business by appropriately allocating capacity to best meet demand. Further, our diversified business model, which includes a focus on leisure and VFR passengers, charter and e-commerce related cargo service, is unique in the airline sector and mitigates the impact of economic and industry downturns on our business when compared with other large U.S. passenger airlines. This strategy has allowed the Company to offset a majority of these additional costs. Further, our Charter and Cargo businesses have the ability to pass on certain costs, including fuel. Our flexible business model gives us the ability to adjust our services in response to market conditions, which is targeted at producing the highest possible returns for Sun Country.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended September 30, 2023 (1)				Three Months Ended September 30, 2022 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	6,878	2,688	3,432	13,128	5,611	2,359	3,043	11,072
Block hours (2)	19,935	5,274	9,287	34,874	16,947	4,623	8,739	30,492
Aircraft miles (2)	7,776,676	1,841,921	3,599,149	13,341,868	6,777,764	1,629,061	3,399,149	11,864,450
Available seat miles (ASMs) (thousands) (2)	1,446,462	322,722		1,791,485	1,256,755	286,189		1,553,483
Total revenue per ASM (TRASM) (cents) (3)	11.72	14.70		12.11	12.34	14.99		12.75
Average passenger aircraft during the period (4)				42.0				36.8
Passenger aircraft at end of period (4)				42				42
Cargo aircraft at end of period				12				12
Aircraft Held for Operating Lease				5				—
Average daily aircraft utilization (hours) (4)				6.6				6.4
Average stage length (miles)				1,005				1,055
Revenue passengers carried (5)	1,090,172				908,967
Revenue passenger miles (RPMs) (thousands) (5)	1,252,583				1,101,011
Load factor (5)	86.6%				87.6%
Average base fare per passenger (5)	$88.50				$112.44
Ancillary revenue per passenger (5)	$64.61				$55.29
Total fare per passenger (5)	$153.11				$167.73
Charter revenue per block hour (5)		$8,994				$9,280
Fuel gallons consumed (thousands) (2)	15,536	3,513		19,262	13,352	3,056		16,509
Fuel cost per gallon, excluding indirect fuel credits				$3.19				$3.93
Employees at end of period				2,692				2,354
Cost per available seat mile (CASM) (cents) (6)				12.83				13.28
Adjusted CASM (cents) (7)				7.75				7.55
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Nine Months Ended September 30, 2023(1)				Nine Months Ended September 30, 2022 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	19,456	7,816	9,643	37,295	17,512	6,214	8,310	32,246
Block hours (2)	61,438	15,994	25,633	104,188	57,585	13,000	23,891	95,052
Aircraft miles (2)	24,139,614	5,522,791	9,732,308	39,758,210	23,112,200	4,630,257	9,209,477	37,113,673
Available seat miles (ASMs) (thousands) (2)	4,489,968	961,953		5,516,826	4,284,403	800,698		5,114,134
Total revenue per ASM (TRASM) (cents) (3)	12.80	14.89		13.01	11.27	14.80		11.76
Average passenger aircraft during the period (4)				41.8				35.2
Passenger aircraft at end of period (4)				42				42
Cargo aircraft at end of period				12				12
Aircraft Held for Operating Lease				5				—
Average daily aircraft utilization (hours) (4)				6.9				7.4
Average stage length (miles)				1,088				1,169
Revenue passengers carried (5)	3,093,536				2,715,707
Revenue passenger miles (RPMs) (thousands) (5)	3,900,975				3,565,501
Load factor (5)	86.9%				83.2%
Average base fare per passenger (5)	$116.57				$123.24
Ancillary revenue per passenger (5)	$66.47				$51.39
Total fare per passenger (5)	$183.04				$174.63
Charter revenue per block hour (5)		$8,956				$9,118
Fuel gallons consumed (thousands) (2)	48,046	11,063		59,734	44,940	9,085		54,322
Fuel cost per gallon, excluding indirect fuel credits				$3.12				$3.81
Employees at end of period				2,692				2,354
Cost per available seat mile (CASM) (cents) (6)				12.57				12.25
Adjusted CASM (cents) (7)				7.56				6.91
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Operating Revenues:
Scheduled Service	$96,483	$102,200	$(5,717)	(6)%
Charter Service	47,437	42,899	4,538	11%
Ancillary	70,435	50,261	20,174	40%
Passenger	214,355	195,360	18,995	10%
Cargo	26,059	23,687	2,372	10%
Other	8,462	2,653	5,809	219%
Total Operating Revenues	248,876	221,700	27,176	12%

Operating Expenses:
Aircraft Fuel	61,179	64,843	(3,664)	(6)%
Salaries, Wages, and Benefits	72,541	58,661	13,880	24%
Aircraft Rent	22	1,949	(1,927)	(99)%
Maintenance	15,330	11,018	4,312	39%
Sales and Marketing	7,569	6,827	742	11%
Depreciation and Amortization	22,762	17,181	5,581	32%
Ground Handling	9,382	8,669	713	8%
Landing Fees and Airport Rent	13,958	12,926	1,032	8%
Other Operating, net	27,127	24,235	2,892	12%
Total Operating Expenses	229,870	206,309	23,561	11%
Operating Income	19,006	15,391	3,615	23%

Non-operating Income (Expense):
Interest Income	2,480	1,610	870	54%
Interest Expense	(11,403)	(7,493)	(3,910)	52%
Other, net	(15)	3,422	(3,437)	(100)%
Total Non-operating Expense, net	(8,938)	(2,461)	(6,477)	263%

Income Before Income Tax	10,068	12,930	(2,862)	(22)%
Income Tax Expense	2,477	2,253	224	10%
Net Income	$7,591	$10,677	$(3,086)	(29)%

"NM" stands for not meaningful
Total Operating Revenues increased $27,176, or 12%, to $248,876 for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The revenue increase was largely driven by a 14% increase in average passenger aircraft, which led to a 20% increase in passenger segment departures and a 15% increase in passenger segment ASMs. The volume increases offset the decrease to average total fare per passenger of $14.62, or 9%, to $153.11 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Total Operating Revenues for the three months ended

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

September 30, 2023 benefited from the $5,870 of rental revenue associated with the five Aircraft Held for Operating Lease acquired during the first half of 2023.
Scheduled Service. Scheduled Service revenue decreased $5,717, or 6%, to $96,483 for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The table below presents select operating data for scheduled service, expressed as quarter-over-quarter changes:

	Three Months Ended September 30,		Change		% Change
	2023	2022
Departures	6,878	5,611	1,267		23%
Passengers	1,090,172	908,967	181,205		20%
Average base fare per passenger	$88.50	$112.44	$(23.94)		(21)%
RPMs (thousands)	1,252,583	1,101,011	151,572		14%
ASMs (thousands)	1,446,462	1,256,755	189,707		15%
TRASM (cents)	11.72	12.34	(0.62)		(5)%
Passenger load factor	86.6%	87.6%	(1.0)	pts	N/A
The quarter-over-quarter increases in certain Scheduled Service operating data were primarily the result of an increase in capacity and materially consistent demand. Scheduled Service departures and ASMs increased by 23% and 15%, respectively, as a result of the 14% quarter-over-quarter increase in the average passenger aircraft for the period. This increase in capacity drove the 20% increase in passengers, while TRASM and load factor had decreases quarter-over-quarter. The decrease quarter-over-quarter was further impacted by the rate increase for an Ancillary product, which reclassified portions of revenue from Scheduled Service to Ancillary after its introduction in the second quarter of 2022. The quarter-over-quarter increase in rate for this Ancillary product decreased Scheduled Service revenue by $24,037 for the three months ended September 30, 2023, as compared to $11,633 during the three months ended September 30, 2022.
Charter Service. Charter Service revenue increased $4,538, or 11%, to $47,437 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in Charter service revenue was driven by a 14% increase in both Charter Service block hours and departures as a result of increased activity with long-term charter customers. Charter Service revenue per block hour was materially consistent quarter-over-quarter.
Ancillary. Ancillary revenue increased $20,174, or 40%, to $70,435 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Ancillary revenue was $64.61 per passenger in the three months ended September 30, 2023, up $9.32 or 17%, as compared to the three months ended September 30, 2022. The increase in Scheduled Service passengers during the period resulted in a higher volume of sales for air travel-related services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees, other fees and on-board sales. The increase in revenue was further supported by rate increases for our Ancillary products. The change quarter-over-quarter was also impacted by an increase in rate for an Ancillary product, which reclassified portions of revenue from Scheduled Service to Ancillary after its introduction in the second quarter of 2022. The increase in rate increased revenue by $24,037 for the three months ended September 30, 2023, as compared to $11,633 during the three months ended September 30, 2022.
Cargo. Revenue from Cargo services increased $2,372, or 10%, to $26,059 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by a 13% and 6% quarter-over-quarter increase in departures and block hours, respectively. Revenue

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

during the three months ended September 30, 2023 also benefited from the annual rate escalation included in the ATSA, which went into effect on December 13, 2022.
Other. Other revenue increased $5,809, or 219%, to $8,462 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Other revenue benefited from the $5,870 of rental revenue associated with the five Aircraft Held for Operating Lease acquired during the first half of 2023.
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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended September 30,		Change	% Change
	2023	2022
Total Aircraft Fuel Expense	$61,179	$64,843	$(3,664)	(6)%
Indirect Fuel Credits	175	71	104	146%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$61,354	$64,914	$(3,560)	(5)%
Fuel Gallons Consumed (thousands)	19,262	16,509	2,753	17%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$3.19	$3.93	$(0.74)	(19)%

Aircraft Fuel expense decreased 6% quarter-over-quarter primarily due to a 19% decrease in the average fuel cost per gallon, partially offset by a 17% increase in consumption. The price of fuel during the three months ended September 30, 2022 was significantly impacted by global geopolitical events.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $13,880, or 24%, to $72,541 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The quarter-over-quarter increase in Salaries, Wages, and Benefits was impacted by a 14% increase in employee headcount and increased per unit costs for pilots and flight crews to support the current flight schedule.
Aircraft Rent. Aircraft Rent expense decreased $1,927, or 99%, to $22 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). As of September 30, 2023 and 2022, we operated no and two aircraft under operating leases, respectively. Accordingly, Aircraft Rent expense is expected to be nominal in future periods. The acquisition of new aircraft through operating leases is at the discretion of management.
Maintenance. Maintenance expense increased $4,312, or 39%, to $15,330 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in Maintenance expense was primarily driven by the timing of heavy maintenance events and unscheduled

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

repairs, as well as higher maintenance costs due to the quarter-over-quarter increase in the size of our fleet and operations.
Sales and Marketing. Sales and Marketing expense increased $742, or 11%, to $7,569 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The change quarter-over-quarter was primarily driven by a $415 increase in credit card processing fees, as a result of the 20% increase in Scheduled Service passengers.
Depreciation and Amortization. Depreciation and Amortization expense increased $5,581, or 32%, to $22,762 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that results in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). As of September 30, 2023 and 2022, there were 47 and 40 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $713, or 8%, to $9,382 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by the 20% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $1,032, or 8%, to $13,958 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily driven by the 20% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures.
Other Operating, net. Other operating, net increased $2,892, or 12%, to $27,127 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increases in costs associated with our operational growth, as well as an increase in third-party vendor spend.
Non-operating Income (Expense)
Interest Income. Interest income increased $870, or 54%, to $2,480 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to increases in the amount of investments held and higher interest rates.
Interest Expense. Interest expense increased $3,910, or 52%, to $11,403 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The change was primarily due to a 19% increase in owned aircraft that were financed or refinanced with debt proceeds. This includes the term loan credit facility for the purpose of financing the five Aircraft Held for Operating Lease purchased during the first half of 2023, which was financed in a higher interest rate environment. For more information on the Company's Debt, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net decreased $3,437, or 100% to a net expense of $15 for the three months ended September 30, 2023, as compared to a net benefit of $3,422 for the three months ended September 30, 2022. The decrease was primarily due to the $3,500 adjustment to the estimated TRA liability in the prior year.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Income Tax. The Company's effective tax rate for the three months ended September 30, 2023 was 24.6% compared to 17.4% for the three months ended September 30, 2022. The increase in the effective tax rate was primarily due to the $3,500 non-deductible adjustment of the TRA liability in the prior period, partially offset by stock compensation benefits. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Results of Operations
For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Operating Revenues:
Scheduled Service	$360,607	$334,679	$25,928	8%
Charter Service	143,250	118,526	24,724	21%
Ancillary	205,633	139,548	66,085	47%
Passenger	709,490	592,753	116,737	20%
Cargo	74,437	65,930	8,507	13%
Other	20,150	8,607	11,543	134%
Total Operating Revenues	804,077	667,290	136,787	20%

Operating Expenses:
Aircraft Fuel	185,829	206,334	(20,505)	(10)%
Salaries, Wages, and Benefits	223,890	178,576	45,314	25%
Aircraft Rent	2,281	7,347	(5,066)	(69)%
Maintenance	44,311	35,794	8,517	24%
Sales and Marketing	26,005	23,336	2,669	11%
Depreciation and Amortization	64,577	49,364	15,213	31%
Ground Handling	28,299	24,838	3,461	14%
Landing Fees and Airport Rent	36,847	32,708	4,139	13%
Other Operating, net	81,663	68,401	13,262	19%
Total Operating Expenses	693,702	626,698	67,004	11%
Operating Income	110,375	40,592	69,783	172%

Non-operating Income (Expense):
Interest Income	7,766	2,166	5,600	259%
Interest Expense	(31,272)	(23,097)	(8,175)	35%
Other, net	(370)	(5,156)	4,786	(93)%
Total Non-operating Expense, net	(23,876)	(26,087)	2,211	(8)%

Income Before Income Tax	86,499	14,505	71,994	496%
Income Tax Expense	19,963	4,113	15,850	385%
Net Income	$66,536	$10,392	$56,144	540%

"NM" stands for not meaningful

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Total Operating Revenues increased $136,787, or 20%, to $804,077 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The revenue increase was largely driven by an increase in demand for our passenger service offerings during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in demand resulted in an increase to average total fare per passenger of $8.41, or 5%, to $183.04 for the nine months ended September 30, 2023 as compared to 2022, as well as a 3.7 percentage point increase in Scheduled Service passenger load factor over the same period. The revenue increase was further benefited from a 19% increase in average passenger aircraft, which increased capacity.
Scheduled Service. Scheduled Service revenue increased $25,928, or 8%, to $360,607 for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The table below presents select operating data for Scheduled Service, expressed as year-over-year changes:

	Nine Months Ended September 30,		Change		% Change
	2023	2022
Departures	19,456	17,512	1,944		11%
Passengers	3,093,536	2,715,707	377,829		14%
Average base fare per passenger	$116.57	$123.24	$(6.67)		(5)%
RPMs (thousands)	3,900,975	3,565,501	335,474		9%
ASMs (thousands)	4,489,968	4,284,403	205,565		5%
TRASM (cents)	12.80	11.27	1.53		14%
Passenger load factor	86.9%	83.2%	3.7	pts	N/A
The year-over-year increases in certain Scheduled Service operating data were primarily the result of an increase in demand year-over-year. The year-over-year increase in demand is demonstrated by a 14% increase in passengers, a 3.7 percentage point increase in passenger load factor, and a 14% increase in TRASM. The year-over-year Scheduled Service revenue increase is slightly offset by the introduction of a new Ancillary product during the second quarter of 2022, which reclassified approximately $62,635 of revenue from Scheduled Service to Ancillary during the nine months ended September 30, 2023, as compared to $17,184 during the nine months ended September 30, 2022. This reclassification was further impacted by an increase in rate for the Ancillary product.
Charter Service. Charter Service revenue increased $24,724, or 21%, to $143,250 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in Charter Service revenue was driven by a 26% and 23% increase in Charter Service departures and block hours, respectively. Charter Service revenue per block hour was materially consistent year-over-year.
Ancillary. Ancillary revenue increased $66,085, or 47%, to $205,633 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Ancillary revenue was $66.47 per passenger in the nine months ended September 30, 2023, up $15.08 or 29%, from the nine months ended September 30, 2022. Ancillary revenue benefited from the introduction of a new Ancillary product during the second quarter of 2022, which reclassified approximately $62,635 of revenue from Scheduled Service to Ancillary during the nine months ended September 30, 2023, as compared to $17,184 during the nine months ended September 30, 2022. The 14% increase in Scheduled Service passengers during the period resulted in greater sales of air travel-related services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, itinerary service fees, other fees and on-board sales. The increase in Ancillary revenue was further supported by rate increases for our Ancillary products.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Cargo. Revenue from Cargo services increased $8,507, or 13%, to $74,437 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by an 16% and 7% increase in Cargo departures and block hours, respectively. Revenue during the nine months ended September 30, 2023 also benefited from the annual rate escalation included in the ATSA, which went into effect on December 13, 2022.
Other. Other revenue increased $11,543, or 134%, to $20,150 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Other revenue in the current year benefited from $11,742 of rental revenue associated with the five Aircraft Held for Operating Lease acquired during the first half of 2023.
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
The primary components of Aircraft Fuel expense are shown in the following table:

	Nine Months Ended September 30,		Change	% Change
	2023	2022
Total Aircraft Fuel Expense	$185,829	$206,334	$(20,505)	(10)%
Indirect Fuel Credits	827	598	229	38%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$186,656	$206,932	$(20,276)	(10)%
Fuel Gallons Consumed (thousands)	59,734	54,322	5,412	10%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$3.12	$3.81	$(0.69)	(18)%

Aircraft Fuel expense decreased by 10% year-over-year primarily due to an 18% decrease in the average fuel cost per gallon, slightly offset by a 10% increase in consumption. The price of fuel during the nine months ended September 30, 2022 was significantly impacted by global geopolitical events.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $45,314, or 25%, to $223,890 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The year-over-year increase in Salaries, Wages, and Benefits was due to a 14% increase in employee headcount, an acceleration of stock-based compensation expense recognized during the current year for our time-based and performance-based stock options, and increased per unit costs for pilots and flight crews to support the current flight schedule. For more information on the acceleration of stock-based compensation for our time-based and performance-based stock options, see Note 7 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Aircraft Rent. Aircraft Rent expense decreased $5,066, or 69%, to $2,281 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Aircraft Rent expense decreased primarily due to the composition of our aircraft fleet continuing to shift from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). As of September 30, 2023 and 2022, we

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

operated no and two aircraft under operating leases, respectively. Accordingly, Aircraft Rent expense is expected to be nominal in future periods. The acquisition of new aircraft through operating leases is at the discretion of management.
Maintenance. Maintenance expense increased $8,517, or 24%, to $44,311 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in Maintenance expense was primarily driven by higher maintenance costs due to the year-over-year increase in the size of our fleet and operations, as well as an increase in heavy maintenance events and unscheduled repair events.
Sales and Marketing. Sales and Marketing expense increased $2,669, or 11%, to $26,005 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The year-over-year increase was driven by approximately $2,700 increase in credit card processing and other travel agent fees, as a result of the 14% increase in Scheduled Service passengers. These increases were partially offset by a decrease in global distribution system expenses due to a new indirect distribution method that reduced the fees paid for bookings.
Depreciation and Amortization. Depreciation and Amortization expense increased $15,213, or 31%, to $64,577 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that results in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). As of September 30, 2023 and 2022, there were 47 and 40 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $3,461, or 14%, to $28,299 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by the 15% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to inflationary and market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $4,139, or 13%, to $36,847 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by the 15% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to inflationary and market pressures.
Other Operating, net. Other operating, net increased $13,262, or 19%, to $81,663 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increased departures, which resulted in higher crew costs and catering expenses.
Non-operating Income (Expense)
Interest Income. Interest income increased by $5,600, or 259%, to $7,766 for the nine months ended September 30, 2023. The increase was primarily due to the change in our investment strategy, which led to the purchase of debt securities in May 2022. The continued rise in interest rates also contributed to the increase over the prior year.
Interest Expense. Interest expense increased $8,175, or 35%, to $31,272 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The change was primarily due to a 19% increase in owned aircraft that were financed or refinanced with debt proceeds. This includes the term loan credit facility for the purpose of financing the five Aircraft Held for Operating Lease purchased during the first half of 2023, which was financed in a higher interest rate environment. The year-over-year increase was partially offset by a $1,557 loss on extinguishment of debt incurred during the nine months ended September

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

30, 2022 related to the repayment of the DDTL. For more information on the Company's Debt, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net decreased $4,786, or 93% to a net expense of $370 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The change over prior year was primarily due to the $5,000 adjustment to increase the estimated TRA liability incurred during the prior year, partially offset by offering expenses of $640 in connection with the secondary offering during the first quarter of 2023.
Income Tax. The Company's effective tax rate for the nine months ended September 30, 2023 was 23.1% compared to 28.4% for the nine months ended September 30, 2022. The decrease in the effective tax rate was primarily due to the $5,000 non-deductible adjustment of the TRA liability in the prior period, partially offset by stock compensation benefits. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Segments
For the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$222,817	$26,059	$248,876	$198,013	$23,687	$221,700

Operating Expenses:
Aircraft Fuel	61,157	22	61,179	64,763	80	64,843
Salaries, Wages, and Benefits	54,527	18,014	72,541	44,051	14,610	58,661
Aircraft Rent	22	—	22	1,949	—	1,949
Maintenance	11,679	3,651	15,330	7,290	3,728	11,018
Sales and Marketing	7,569	—	7,569	6,827	—	6,827
Depreciation and Amortization	22,756	6	22,762	17,152	29	17,181
Ground Handling	9,382	—	9,382	8,666	3	8,669
Landing Fees and Airport Rent	13,858	100	13,958	12,823	103	12,926
Other Operating, net	22,252	4,875	27,127	19,030	5,205	24,235
Total Operating Expenses	203,202	26,668	229,870	182,551	23,758	206,309
Operating Income (Loss)	$19,615	$(609)	$19,006	$15,462	$(71)	$15,391

Operating Margin %	8.8%	(2.3)%	7.6%	7.8%	(0.3)%	6.9%
Passenger. Passenger Operating Income increased $4,153 to $19,615 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The Operating Margin Percentage for the three months ended September 30, 2023 increased 1.0 percentage point, as compared to the three months ended September 30, 2022. The increases in Passenger Operating Income and Operating Margin were driven by an increase in the average passenger aircraft in the third quarter of 2023, as compared to the same period of 2022, which increased capacity and ASMs. This resulted in a significant increase in departures and passengers

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

with relatively similar quarter-over-quarter per unit revenues for both Scheduled Service and Charter Service. Passenger Operating Income and Operating Margin for the three months ended September 30, 2023 also benefited from a 6% quarter-over-quarter decrease in Aircraft Fuel expense due to a 19% decrease in the average fuel cost per gallon, partially offset by a 17% increase in consumption. The price of fuel during the three months ended September 30, 2022 was significantly impacted by global geopolitical events. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Loss increased by $538, to $609 for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Operating Margin Percentage for the three months ended September 30, 2023 decreased 2.0 percentage points, as compared to the three months ended September 30, 2022. The decrease was primarily driven by a quarter-over-quarter increase in Salaries, Wages, and Benefits due to an increase in employee head count, as well as per unit costs, to support operations. The changes in Operating Loss and Operating Margin Percentage were partially offset by the annual rate escalation included in the ATSA, which went into effect on December 13, 2022. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.
Segments
For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$729,640	$74,437	$804,077	$601,360	$65,930	$667,290

Operating Expenses:
Aircraft Fuel	185,770	59	185,829	206,254	80	206,334
Salaries, Wages, and Benefits	171,080	52,810	223,890	138,436	40,140	178,576
Aircraft Rent	2,281	—	2,281	7,347	—	7,347
Maintenance	33,339	10,972	44,311	25,665	10,129	35,794
Sales and Marketing	26,005	—	26,005	23,336	—	23,336
Depreciation and Amortization	64,527	50	64,577	49,282	82	49,364
Ground Handling	28,299	—	28,299	24,828	10	24,838
Landing Fees and Airport Rent	36,545	302	36,847	32,386	322	32,708
Other Operating, net	66,813	14,850	81,663	54,614	13,787	68,401
Total Operating Expenses	614,659	79,043	693,702	562,148	64,550	626,698
Operating Income (Loss)	$114,981	$(4,606)	$110,375	$39,212	$1,380	$40,592

Operating Margin %	15.8%	(6.2)%	13.7%	6.5%	2.1%	6.1%
Passenger. Passenger Operating Income increased $75,769 to $114,981 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Passenger Operating Margin Percentage for the nine months ended September 30, 2023 increased 9.3 percentage points, as compared to the nine months ended September 30, 2022. The increase in Passenger Operating Income and

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Margin was driven by a year-over-year increase in demand for passenger service, as well as an increase in the average passenger aircraft which increased capacity and ASMs. Passenger Operating Income and Operating Margin for the nine months ended September 30, 2023 also benefited from a 10% year-over-year decrease in Aircraft Fuel expense due to an 18% decrease in the average fuel cost per gallon, slightly offset by a 10% increase in consumption. The price of fuel during the nine months ended September 30, 2022 was significantly impacted by global geopolitical events. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo had an Operating Loss of $4,606 for the nine months ended September 30, 2023, as compared to Operating Income of $1,380 for the nine months ended September 30, 2022, a decrease of $5,986. Operating Margin Percentage for the nine months ended September 30, 2023 decreased 8.3 percentage points, as compared to the nine months ended September 30, 2022. The decrease was primarily driven by a year-over-year increase in Salaries, Wages, and Benefits due to an increase in employee head count, an increase in per unit costs for pilots to support operations, and increased operating expenses as a result of an increase in departures. The decreases in Operating Loss and Operating Margin Percentage were partially offset by the annual rate escalation included in the ATSA, which went into effect on December 13, 2022. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$248,876	$221,700	$804,077	$667,290
Operating Income	19,006	15,391	110,375	40,592

Stock Compensation Expense	1,039	487	8,132	1,981
Adjusted Operating Income	$20,045	$15,878	$118,507	$42,573

Operating Income Margin	7.6%	6.9%	13.7%	6.1%
Adjusted Operating Income Margin	8.1%	7.2%	14.7%	6.4%

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted Net Income Reconciliation:
Net Income	$7,591	$10,677	$66,536	$10,392

Stock Compensation Expense	1,039	487	8,132	1,981
Gain on Asset Transactions, net (a)	—	(239)	—	(318)
Loss on refinancing credit facility	—	—	—	1,557
Secondary offering costs	—	—	640	—
TRA adjustment (b)	—	(3,500)	(357)	5,000
Income tax effect of adjusting items, net (c)	(239)	(57)	(2,018)	(741)
Adjusted Net Income	$8,391	$7,368	$72,933	$17,871
_________________________

(a)	Due to changes in the Company’s operations, management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(c)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA Reconciliation:
Net Income	$7,591	$10,677	$66,536	$10,392
Stock Compensation Expense	1,039	487	8,132	1,981
Gain on Asset Transactions, net (a)	—	(239)	—	(318)
Secondary offering costs	—	—	640	—
TRA adjustment (b)	—	(3,500)	(357)	5,000
Interest Income	(2,480)	(1,610)	(7,766)	(2,166)
Interest Expense	11,403	7,493	31,272	23,097
Provision for Income Taxes	2,477	2,253	19,963	4,113
Depreciation and Amortization	22,762	17,181	64,577	49,364
Adjusted EBITDA	$42,792	$32,742	$182,997	$91,463
_________________________

(a)	Due to changes in the Company’s operations, management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
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
We have excluded costs related to the cargo operations and depreciation recognized on our aircraft and flight equipment held for operating lease as these operations do not create ASMs. The cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. The five Aircraft Held for Operating Lease

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

were acquired during the nine months ended September 30, 2023. Depreciation expense on these aircraft materially began during the three months ended June 30, 2023. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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
The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended September 30,
	2023		2022
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$229,870	12.83	$206,309	13.28
Less:
Aircraft Fuel	61,179	3.41	64,843	4.17
Stock Compensation Expense	1,039	0.06	487	0.03
Cargo expenses, not already adjusted above	26,417	1.48	23,569	1.52
Sun Country Vacations	200	0.01	193	0.01
Aircraft and Flight Equipment Held for Operating Lease, Depreciation Expense	2,192	0.12	—	—
Adjusted CASM	$138,843	7.75	$117,217	7.55

ASM (thousands)	1,791,485		1,553,483

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2023		2022
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$693,702	12.57	$626,698	12.25
Less:
Aircraft Fuel	185,829	3.37	206,334	4.03
Stock Compensation Expense	8,132	0.14	1,981	0.04
Cargo expenses, not already adjusted above	77,195	1.40	64,007	1.25
Sun Country Vacations	902	0.02	810	0.02
Aircraft and Flight Equipment Held for Operating Lease, Depreciation Expense	4,466	0.08	—	—
Adjusted CASM	$417,178	7.56	$353,566	6.91

ASM (thousands)	5,516,826		5,114,134
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
Our primary sources of liquidity as of September 30, 2023 included our existing cash and cash equivalents of $26,967 and short-term investments of $153,290, our expected cash generated from operations, and the $24,650 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $10,953 as of September 30, 2023, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Aircraft – As of September 30, 2023, our fleet consisted of 59 Boeing 737-NG aircraft. This includes 42 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA, and five Aircraft Held for Operating Lease. During the nine months ended September 30, 2023, the Company acquired five Aircraft Held for Operating Lease for total consideration of approximately $158,000.
For more information on our fleet and probable future aircraft acquisitions, see Note 4 and Note 12 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report. For more information on the purchase of five Aircraft Held for Operating Lease, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of September 30, 2023, we had $42,363 of total Lessor Maintenance Deposits.
Investments - We invest our cash and cash equivalents in highly liquid securities with strong credit ratings. As of September 30, 2023, the Company held $146,519 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
We also hold $6,771 of Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets as of September 30, 2023.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft.
As of September 30, 2023, the Company had $24,650 of the $25,000 Revolving Credit Facility available due to $350 being pledged to support a letter of credit, and no balance drawn. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of September 30, 2023.
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
During the nine months ended September 30, 2023, we executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The loan is to be repaid monthly over 7 years. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a LTV ratio calculation is completed at the end of the lease term. The interest rate in effect as of

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

September 30, 2023 was 9.2%. To the extent that the LTV exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-Term Debt, net on the Company's Condensed Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause may be applied towards the prepayment.
TRA Liability - During the nine months ended September 30, 2023, we made a payment of $2,425 to the TRA holders. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	September 30, 2023	December 31, 2022
Cash and Cash Equivalents	$26,967	$92,086
Available-for-Sale Securities	146,519	172,635
Amount Available Under Revolving Credit Facility	24,650	24,650
Total Liquidity	$198,136	$289,371

	September 30, 2023	December 31, 2022
Total Debt, net	$435,105	$352,235
Finance Lease Obligations	263,281	251,296
Operating Lease Obligations	19,394	26,132
Total Debt, net, and Lease Obligations	717,780	629,663
Stockholders' Equity	519,361	492,712
Total Invested Capital	$1,237,141	$1,122,375

Debt-to-Capital Ratio	0.58	0.56

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
Total Operating Activities	$102,651	$71,671	$30,980	43%

Investing Activities:
Purchases of Property & Equipment	(210,641)	(177,658)	(32,983)	19%
Purchases of Investments	(82,574)	(130,529)	47,955	(37)%
Proceeds from the Maturities of Investments	110,850	—	110,850	NM
Other, net	4,087	10,577	(6,490)	(61)%
Total Investing Activities	(178,278)	(297,610)	119,332	(40)%

Financing Activities:
Common Stock Repurchases	(55,051)	—	(55,051)	NM
Proceeds from Borrowings	119,200	188,277	(69,077)	(37)%
Repayment of Finance Lease Obligations	(16,390)	(37,842)	21,452	(57)%
Repayment of Borrowings	(35,475)	(95,305)	59,830	(63)%
Other, net	(1,665)	(901)	(764)	85%
Total Financing Activities	10,619	54,229	(43,610)	(80)%
Net Decrease in Cash	$(65,008)	$(171,710)	$106,702	(62)%
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
"NM" stands for not meaningful
Operating Cash Flow Activities
Operating activities in the nine months ended September 30, 2023 provided $102,651, as compared to $71,671 during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, our Net Income was $66,536, as compared to a Net Income of $10,392 during the nine months ended September 30, 2022.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2023, $152,292 of revenue recognized in Passenger revenue was included in the $157,995 of Air Traffic Liabilities as of December 31, 2022. The balance of Air Traffic Liabilities as of September 30, 2023 was materially unchanged year-over-year.
Aircraft Fuel. Aircraft Fuel expense represented approximately 27% and 33% of our total operating expense for the nine months ended September 30, 2023 and 2022, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 18% year-over-year due to the impact of global geopolitical events on the price of fuel during the nine months ended September 30, 2022. Fuel consumption increased by 10% during the nine months ended

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

September 30, 2023, compared to the prior year as a result of the increase in fleet size and total operations. We expect volatility in Aircraft Fuel prices per gallon throughout the remainder of 2023 due to market conditions and global geopolitical events. As capacity has grown due to the increase in the year-over-year average passenger aircraft during the period, we expect that fuel consumption will remain higher for full year 2023 as compared to 2022.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $210,641 and $177,658 for the nine months ended September 30, 2023 and 2022, respectively. Our capital expenditures during the nine months ended September 30, 2023 primarily included the purchase of five Aircraft Held for Operating Lease and one incremental aircraft for our passenger fleet. Our capital expenditures during the nine months ended September 30, 2022 primarily included the purchase of five incremental aircraft, two aircraft off operating leases, five spare engines, prepayment of a flight simulator, and other miscellaneous projects.
Investments. During the nine months ended September 30, 2023, the Company's net investment activity resulted in cash inflows of $28,276 due to maturing debt securities exceeding purchases of investments. These maturing cash inflows were used to fund the purchase of aircraft during the nine months ended September 30, 2023. During the second quarter of 2022 we changed our investment strategy which led to the purchase of $130,529 of investments during the nine months ended September 30, 2022.
Financing Cash Flow Activities
Debt. During the nine months ended September 30, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Aircraft Held for Operating Lease. The loan is to be repaid monthly over 7 years. In March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. Five of these aircraft were owned fleet assets previously financed by the DDTL, which was repaid with the proceeds from the 2022-1 EETC.
The Company is required to make bi-annual principal and interest payments on the 2022-1 EETC each March and September, through March 2031. The Company is required to make bi-annual principal and interest payments on the 2019-1 EETC each June and December, through December 2027.
Finance Leases. Our repayments of finance lease obligations were $16,390 and $37,842 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company purchased two aircraft previously classified as a finance lease using proceeds from the 2022-1 EETC. The resulting cash outflows are recorded as payments for finance lease obligations. There were no similar aircraft transactions during the nine months ended September 30, 2023. As of September 30, 2023 and 2022, the Company had 13 and 11 aircraft finance leases, respectively.
Common Stock Repurchases. During the nine months ended September 30, 2023, the Company repurchased 3,307,541 shares of its Common Stock at an average price of $16.64 per share. The repurchases were part of a secondary public offering of the Company's shares by the Apollo Stockholder, as well as open market purchases completed in the second and third quarters. For more information on the stock repurchase program and this purchase, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other. During the nine months ended September 30, 2023, the Company made a payment of $2,425 to the TRA holders. For more information on the payment of the TRA, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.

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
Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2023, there were no recently adopted accounting standards that had a material impact to the Company.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. To hedge the economic risk associated with volatile aircraft fuel prices, we periodically enter into fuel collars, which allows us to reduce the overall cost of hedging, but may prevent us from participating in the benefit of downward price movements. In the past, we have also entered into fuel option and swap contracts. We had no hedges in place at September 30, 2023. We do not hold or issue option or swap contracts for trading purposes. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. Based on our forecasted scheduled service and charter fuel consumption for the fourth quarter of 2023, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase aircraft fuel expense by approximately $200 excluding reimbursed fuel from cargo and certain charter customers.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the $119,200 term loan credit facility used to finance the Aircraft Held for Operating Lease. A 100 basis point increase in interest rates on the September 30, 2023 balance of the term loan would result in a corresponding increase in interest expense of approximately $1,121 annually. As of the date of this filing, the entire term loan credit facility had been drawn. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of September 30, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit. As of September 30, 2023, no amounts on the Revolving Credit Facility had been drawn.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $146,519 as of September 30, 2023. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
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

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in internal control over financial reporting described below.

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

During the quarter ended June 30, 2023, management identified an additional material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not have an effective risk assessment process to identify and assess the risks of misstatement associated with the utilization of a third-party service organization's hosted IT solution for automating the processing of vendor invoices (i.e., scanning, routing, approving, and preparing the recording of invoices) and hosting of related information. As a result, management’s information technology general controls (“ITGCs”) over the IT application used by the service organization and process-level controls over the procurement activities carried out by the third-party service organization were not designed or implemented to operate at a sufficient level of precision. The Company also did not obtain a System and Organization Controls ("SOC") Report from the third-party that would provide evidence of design, implementation, and operating effectiveness of such controls within the service organization’s framework of internal controls.

These control deficiencies did not result in a material misstatement of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q or our prior period consolidated annual or interim financial statements. However, each of these control deficiencies create a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, management has concluded that each control deficiency constituted a material weakness in the Company's internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2023.

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

•Engaged third-party specialists, as necessary, to review management’s analysis and conclusions on the accounting for non-routine transactions involving the application of complex accounting standards;

•Continued to review and make necessary changes to the design of our risk assessment and review controls over accounting for complex, non-routine transactions, including lease-related transactions;

•Re-designed the overall design of our risk assessment process with utilization of a new third-party tool; and

•Established a policy and internal controls surrounding transactions related to a new lessor relationship.

We have made significant progress in accordance with our remediation plan related to the material weakness in controls over the accounting for complex, non-routine transactions since the filing of our June 30, 2023 10-Q as follows:

•Continued to engage third-party technical accounting specialists to review management's conclusions on the accounting for non-routine transactions occurring in the third quarter of 2023;

•Continued to perform management's controls surrounding the accounting for complex, non-routine transactions, including those associated with the acquisition and related financing of additional aircraft, and those involved with becoming a first-time aircraft lessor; and

•Provided "refresher" training on how to utilize external technical accounting research resources.

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

We have made significant progress in accordance with our remediation plan related to the material weakness in controls over the utilization of a third-party service organization’s hosted IT solution for automating the processing of vendor invoices and hosting of related information since the filing of our June 30, 2023 10-Q as follows:

•Established and tested the IT infrastructure necessary to operate the vendor’s application on premise;

•Completed the move of the historical data and implemented internal processes and controls surrounding the IT application in order to operate it entirely within the Company’s control; and

•Continuing to enhance the risk assessment process and design of our process-level controls over procurement activities so they operate at a sufficient level of precision.

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

Changes in Internal Control Over Financial Reporting

Other than the changes made as part of the remediation plans described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2022 10-K, March 31, 2023 10-Q, and June 30, 2023 10-Q, the risk factors which materially affect our business, financial condition or results of operations. Except for the updated risk factors set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2022 10-K, March 31, 2023 10-Q, June 30, 2023 10-Q and the risk factors presented in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Related to Our Industry

Terrorism, war, and other events may harm our business, results of operations and financial condition.
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the Hamas-Israel and the Russia-Ukraine military conflicts), and other events (such as economic sanctions and trade restrictions, including those related to the foregoing) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's repurchases of Common Stock for the quarter ended September 30, 2023. All stock repurchases during the quarter reflect shares repurchased pursuant to the Company's stock repurchase program and shares withheld from employees to satisfy the taxes due in connection with grants of stock under the Company's equity incentive plans. The shares of Common Stock withheld to satisfy tax withholding obligations are considered to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item, but are not considered to be part of the Company's stock repurchase program. For more information on the Company's stock repurchase program, see Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ in thousands) of Shares that May Yet be Purchased Under Plan (2)
July 1-31, 2023	—	$—	—	$2,759
August 1-31, 2023 (1)	1,236,023	15.45	1,236,023	13,667
September 1-30, 2023	904,767	15.11	904,767	—
Total	2,140,790	$15.30	2,140,790	$—
__________________________
(1)On August 1, 2023, the Company's Board of Directors authorized the addition of $30,000 to the Company's existing stock repurchase program, which increased the total amount of authorization remaining to repurchase shares of the Company's Common Stock as of that date to $32,759.
(2)Subsequent to September 30, 2023, the Company's Board of Directors authorized the addition of $25,000 to the Company's existing stock repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act ("Rule 10b5-1") and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans ("Rule 10b5-1 Trading Plans"). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Duration of Plan (Scheduled Expiration Date of Plan)	Number of Securities to be Purchased (Sold) under the Plan
Dave Davis, President and Chief Financial Officer	Termination	August 21, 2023	December 29, 2023	(162,422)
Dave Davis, President and Chief Financial Officer	Adoption	August 21, 2023	May 3, 2024	(350,720)

ITEM 6. EXHIBITS
(a)Exhibits

10.1*#	Amendment 19 to the Inventory Support Services Agreement, dated as July 20, 2023, by and between Sun Country, Inc., dba Sun Country Airlines and Delta Air Lines, Inc.

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023

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
#
Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Country Airlines Holdings, Inc. (Registrant)

/s/ Dave Davis
Dave Davis
President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 7, 2023