Form 10-K
period 2023-12-31
Sun Country Airlines Holdings, Inc.
filed 2024-02-14
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
		Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $911 million.
Number of shares outstanding by each class of common stock, as of December 31, 2023: Common Stock, $0.01 par value 53,291,001 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

GLOSSARY OF TERMS
Set forth below is a glossary of certain terms used in this annual report on Form 10-K (this “Annual Report”):
“Acquisition Date” means April 11, 2018, the date that certain investment funds managed by affiliates of Apollo (the “Apollo Funds”) acquired Sun Country, Inc.
“Adjusted CASM” means CASM excluding fuel costs, non-cash management stock compensation expense, costs arising from our Cargo operations, depreciation and amortization recognized on certain assets that generate lease income, certain commissions, and other costs of selling our vacations product. When Adjusted CASM is referenced or presented for other airlines, it has been adjusted to our average stage length for the period presented.
“Aircraft miles” means miles flown by all of our aircraft, measured by summing up the miles for each completed flight segment.
“Air traffic liability” means the value of tickets sold in advance of travel.
“ALPA” means the Air Line Pilots Association, the union representing our pilots.
“Amazon” means Amazon.com Services, LLC, together with its affiliates.
"AMFA" means Aircraft Mechanics Fraternal Organization, the union representing our technicians and related craft employees.
“Ancillary revenue” consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales.
“Ancillary services” refers to the services that generate ancillary revenue.
"APIC" means Additional Paid-in Capital.
“Apollo” means Apollo Global Management, Inc. and its subsidiaries.
“Apollo Stockholder” means SCA Horus Holdings, LLC, which is an affiliate of certain investment funds managed by affiliates of Apollo.
"ASAP" means Aviation Safety Action Program.
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
"CARES Act" means Coronavirus Aid, Relief, and Economic Security Act.

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
"CIO" means Chief Information Officer.
"CISO" means Chief Information Security Officer.
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
"CO2" means carbon dioxide.
“CORSIA” means Carbon Offsetting and Reduction Scheme for International Aviation.
"COSO" means Committee of Sponsoring Organizations of the Treadway Commission.
“COVID-19” means the novel coronavirus (SARS-CoV-2), which was first reported in December 2019.
"Credit Agreement" means the five-year credit agreement executed on February 10, 2021.
"DDTL" means the Delayed Draw Term Loan Facility.
“DoD” means the U.S. Department of Defense.
“DOT” means the United States Department of Transportation.
"DTC" means Depository Trust Company.
“EPA” means the United States Environmental Protection Agency.

“ESG” means environmental, social and governance.
"EWR" means Newark International Airport.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“FAA” means the United States Federal Aviation Administration.
“FCPA” means the Foreign Corrupt Practices Act.
“FDIC” means the Federal Deposit Insurance Corporation.
“Flight cycle” means a cycle consisting of one take-off and one landing.
“Freighters” include the aircraft operated under the ATSA, which are configured exclusively for Cargo operations.
"GAAP" means Generally Accepted Accounting Principles.
“GDS” means a Global Distribution System, such as Amadeus, Sabre and Travelport, used by travel agencies and corporations to purchase tickets on participating airlines.
“GHG” means greenhouse gasses.
“IATA” means the International Air Transport Association.
“IBT” means the International Brotherhood of Teamsters, the union representing our flight attendants.
"ICAO" means the International Civil Aviation Organization.
"IPO" means the Initial Public Offering.
"ITGCs" means Information Technology General Controls.
"JFK" means John F. Kennedy International Airport.
"LAX" means Los Angeles International Airport.
“LCC” means low-cost carrier and includes JetBlue Airways, Southwest Airlines, Alaska Airlines and Hawaiian Airlines.
"Legacy Network Airlines" includes Delta Airlines, American Airlines, and United Airlines.
“Load factor” means the percentage of aircraft seat miles actually occupied on a flight (RPMs divided by ASMs) for Scheduled Service.
"LTV" means Loan-to-Value.
"MLS" means Major League Soccer.
“MSP” means Minneapolis – St. Paul International Airport.
"Nasdaq" means Nasdaq Global Select Market.
“NCAA” means the National Collegiate Athletic Association.
“NMB” means the National Mediation Board.

"NOLs" means net operating losses.
"NYSE" means New York Stock Exchange.
“OFAC” means the Office of Foreign Assets Control.
“On-Time Arrival” means percentage of scheduled flights that arrived at their scheduled time.
"ORD" means Chicago O'Hare International Airport.
“OTAs” means online travel agents.
"Owned Aircraft Held for Operating Lease" means the Company's 737-900ERs that are currently on lease to an unaffiliated airline.
“Passengers” means the total number of passengers flown on all flight segments.
"PEB" means the Presidential Emergency Board.
“Revenue passenger miles” or “RPMs” means the number of miles flown by passengers.
“RLA” means the United States Railway Labor Act.
"RSUs" mean Restricted Stock Units.
"Rule 10b5-1" means Rule 10b5-1 under the Exchange Act.
“Scheduled Service” means transportation of passengers on flights we operate in and out of airports on a schedule of routes and flight times we provide for general sale.
“Scheduled Service Revenue” consists of base fares, unused and expired passenger credits and other expired travel credits for Scheduled Service.
“SCV” means Sun Country Vacations.
“SEC” means the Securities and Exchange Commission.
“SeMS” means Security Management System.
"SFO" San Francisco International Airport.
"SLA" means Service Level Agreement.
“SMS” means Safety Management System.
"SOC" means System and Organizations Controls.
“SVB” means the Silicon Valley Bank.
“TRA” means the Tax Receivable Agreement with pre-IPO stockholders.
“TRASM” or “unit revenue” means total revenue divided by total ASMs. Scheduled Service TRASM includes Scheduled Service revenue, Ancillary revenue, and ASM generating revenue classified within Other Revenue on the Consolidated Statement of Operations divided by Scheduled Service ASMs.
“TSA” means the United States Transportation Security Administration.
“TWU” means the Transport Workers Union, the union representing our dispatchers.

“ULCC” means ultra low-cost carrier and includes Allegiant Travel Company, Frontier Airlines and Spirit Airlines.
"U.S. Citizens" means citizens of the United States.
“VFR” means visiting friends and relatives.
"VIEs" means variable interest entities.
"VIP" means Very Important Person.

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
These statements are based on assumptions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to, the items discussed under “Risk Factors” in this Annual Report. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. This Annual Report and the documents filed as exhibits hereto should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

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

–The effects of a viral or bacterial infection, disease or similar public health threat, including travel restrictions, social distancing measures and decreased demand for air travel.
–Changes in economic conditions, including inflationary pressures.
–The price and availability of aircraft fuel and our ability to control other costs.

–Threatened or actual terrorist attacks, war, or other security concerns involving airlines could have a material adverse effect on our business, results of operations and financial condition.
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
PART I
ITEM 1. BUSINESS
Overview
Sun Country Airlines is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic Scheduled Service, Charter, and Cargo businesses. By doing so, we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and VFR passengers, charter customers, and providing CMI service to Amazon, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Scheduled Service, Charter and Cargo business lines with the objective of generating high returns and margins and mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. This allows us to produce higher unit revenue with a competitive low-cost structure, in line with other ULCCs, resulting in best-in-class unit profitability, while also providing greater resiliency to economic or industry downturns. This strategy has been implemented and executed by an experienced management team with deep knowledge of the industry.
We flex our capacity by day of the week, time of year and line of business to capture what we believe are the most profitable, peak demand, flying opportunities available from both our MSP home market and our network of non-MSP markets. In addition to these network shifts, we also shift aircraft between our Scheduled Service and Charter businesses to maximize the return on our assets. We regularly schedule our fleet using what we refer to as “Power Patterns”, which involves scheduling aircraft and crew on trips that combine Scheduled Service and Charter legs, dynamically replacing what would be lower margin Scheduled Service flights with Charter opportunities. Our agility is supported by our variable cost structure and the cross utilization of our people and assets between our lines of business. Our synergies from cross-utilization have increased since we began providing CMI services because our pilots are interchangeably deployed between Scheduled Service, Charter and Cargo flights.
We have invested in numerous projects to create a well-regarded product and brand that we believe is superior to ULCCs while maintaining lower fares than LCCs and larger full-service carriers. We believe that our cabin experience is a differentiator amongst ULCCs. All of our aircraft have new state-of-the-art seats that comfortably recline and have full size tray tables. Our seats have an average pitch of approximately 31 inches, giving our customers comparable legroom to Southwest Airlines and greater legroom than all ULCCs in the United States. We also provide seat-back power, complimentary in-flight entertainment and free beverages to improve the overall flying experience for our customers.

Our Fleet
We fly a single-family fleet of mid-life Boeing 737-NG aircraft, which allows us to maintain a cost base comparable to ULCCs. Flying mid-life Boeing 737-NG aircraft allows us to maintain low aircraft ownership costs and have lower acquisition costs when compared to new Boeing 737 aircraft, both of which more than offset their higher ongoing maintenance and repair costs. Lower ownership costs allow us to maintain lower unit costs at lower levels of utilization. This allows us to concentrate our Scheduled Service flying during periods of peak demand, and also allows us to park aircraft during periods of low demand at a lower cost than other airlines.
In addition to the benefits of lower all-in ownership costs, we do not have an aircraft order book because we only purchase mid-life aircraft. As a result, unlike many other airlines, we are not locked into large future capital expenditures. Rather, we have the ability to opportunistically take advantage of aircraft prices with purchases at the time of our choosing. Our single-family aircraft fleet also has operational and cost advantages, such as allowing for optimization of crew scheduling and training and lower maintenance costs. Our fleet is reliable, and we have demonstrated the ability to maintain our high completion factor during harsh weather conditions. For more information on our operational performance and comparisons to our competitors, see "Operational Performance" included within Part I, Item 1, "Business".
As of December 31, 2023, our fleet consisted of 60 Boeing 737-NG aircraft. This includes 42 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA with Amazon, and six aircraft that are currently on lease to unaffiliated airlines. Our fleet is managed through our two reportable segments: Passenger, which is comprised of Scheduled Service and Charter, and Cargo.
Our Unique Business Model
Scheduled Service. Our Scheduled Service business combines low costs with a high-quality product to generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs, resulting in best-in-class unit profitability. We offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. Our product includes non-stop flights to popular destinations, generous legroom, complimentary beverages, in-flight entertainment, and in-seat power. For the years ended December 31, 2023 and 2022, we flew 4.1 million and 3.6 million Scheduled Service passengers, respectively. For the years ended December 31, 2023 and 2022, our total fare was approximately $176.30 and $175.29, respectively.
We provide low-fare passenger airline service primarily to leisure and VFR travelers. Our low fares are designed to stimulate demand from price-sensitive travelers seeking a superior product to ULCCs. We operate our Scheduled Service business using a flexible capacity model focused on peak demand. Our flexible business model provides greater resiliency to economic and industry downturns than a traditional Scheduled Service carrier. Our flying continued to be more seasonal in 2023, as only 2% of our total Scheduled Service routes were daily, year-round routes to three locations. The following charts demonstrate that our Scheduled Service schedule is highly variable by day of the week and time of year.

Seasonal Demand Dictates Monthly Scheduled Service Schedule	Day-of-Week Capacity Determined by Scheduled Service Demand Patterns (1)
Monthly Seats as a % of March 2023 Seats	(% of Peak Day ASMs)	(TRASM in cents)

(1)	Based on fiscal year 2023 data
Our Scheduled Service business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), and point-to-point service. Sources of our ancillary revenue include air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. Part of our strategy is to reduce base fares to stimulate demand while increasing ancillary revenue per passenger, which we believe offers passengers more choice and generates more ancillary revenue. Our on-board sales are also designed to enhance the customer experience, including local passenger favorite brands of beer, wine and spirits. For the years ended December 31, 2023 and 2022, our average ancillary revenue per passenger was approximately $66.69 and $53.49, respectively.
We also earn revenue from our SCV products, including commissions from the sale of third-party hotel rooms and rental cars. Our SCV products facilitate booking a flight and land package at a discounted price for our customers. We offer vacation products to promote “one stop shopping.” Our Other Revenue also includes revenue from our co-branded credit card and rental revenue related to certain relationships where the Company acts as an aircraft lessor.
2023 Scheduled Service Route Map
Scheduled Service Route Network. As Minnesota’s hometown airline, a substantial portion of our business is serving markets originating or ending in MSP. We fly out of Terminal 2 at MSP, which we believe is preferred by many flyers because of its smaller layout, shorter security wait times, close parking relative to check-in and full suite of retail shops. As of December 31, 2023, we have access to eight of the 14 gates in Terminal 2.
We have been based in the Minneapolis-St. Paul area since our founding over 40 years ago, where our brand is well-known and well-respected. We are the largest low-cost airline operating at MSP, which is our largest base, and the second largest airline at MSP after Delta Air Lines. We have been focused on developing our network at MSP and have grown our non-stop destinations from MSP by over 70% since 2019. Our MSP network served approximately 89 markets in 2023. As a result of our focus on flying during seasonal peak periods, our well-respected brand and product, and our strong position in Minneapolis, we have historically enjoyed a TRASM premium to other leisure airlines at MSP.
Our peak demand strategy focuses on profitable flying opportunities available from both our MSP home market and our network of non-MSP markets. As a result, our route network varies widely throughout the year. We have a successful history of opening and closing stations to meet seasonal demand and we expect to continue to identify high demand markets where other airlines have been unable to respond to market needs during periods of seasonal demand. Since the start of 2023, we have launched 23 new markets. Non-MSP service is an increasingly significant portion of our business, comprising 28% of all the markets served in 2023. As part of the ongoing assessment of market opportunities, we continue to identify future growth opportunities, primarily from Midwest locations to warm weather leisure destinations and large markets with fragmented and seasonal demand peaks.

MSP Departures	Top 5 Destinations from MSP in....
(# of Departures)

March 2023
Orlando, Florida	44%
Cancun, Mexico
Fort Meyers, Florida
Phoenix, Arizona	of Departures
Las Vegas, Nevada

July 2023
Los Angeles, California	30%
San Francisco, California
Seattle, Washington
Las Vegas, Nevada	of Departures
Anchorage, Alaska

Charter. Our Charter business, which is one of the largest narrow body Charter operations in the United States, is a key component of our strategy both because it provides inherent diversification and downside demand protection, and because it is synergistic with our other businesses. This allows for the most profitable use of the aircraft, either Scheduled Service or Charter, to be selected at any point in time. Our Charter business has several favorable characteristics, including large repeat customers, and the ability to pass through certain costs, including fuel. Our air carrier operating certificate, labor agreements and operating capabilities allow us to fly to numerous destinations, which we believe is a benefit to our Charter Service.
Our Charter business includes ad hoc, repeat, short-term and long-term service contracts with pass-through fuel arrangements and annual rate escalations. Our diverse Charter customer base includes, but is not limited to casino operators, the DoD, and collegiate and professional sports teams. In October 2021, we signed a five-year agreement to provide Charter Service to all MLS teams. MLS features 29 clubs throughout the United States and Canada, in addition to future expansion teams. We are a leading charter airline for collegiate sports including the NCAA Championships, as well as individual team travel. In March 2022, we began to provide Charter Service to Caesars Entertainment, Inc. This agreement restarted a relationship between the two organizations that had previously ended in 2020. Most of these contracts are non-cyclical because the DoD and sports teams still fly during normal economic downturns, and our casino contracts are long-term in nature. We also operate regularly scheduled VIP Charter Services to certain specified locations with continuous service and an aircraft outfitted with an all first-class configuration. For the years ended December 31, 2023 and 2022, Charter block hours under long-term contracts comprised 80% and 76% of the total Charter flying performed, respectively.
Cargo. We are flying 12 Boeing 737-800 cargo aircraft for Amazon. Our Cargo service, as performed under the ATSA, serves destinations within Amazon’s network. Our Cargo business also enables us to leverage certain assets, capabilities and fixed costs to enhance profitability and promote growth across our Company. For example, we believe that by deploying pilots across each of our business lines, we increase the efficiency of our operations. To the extent we can optimize flight crew on cargo aircraft with overlapping Scheduled or Charter Service, we attempt to capture those synergies as well, though they are not core to that line of business. However, like the Charter and Scheduled Service business, aircraft and crew utilization can be optimized by filling in Cargo service in periods when Scheduled Service and Charter flying is less profitable.
Our CMI service is asset-light, as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our Scheduled Service and Charter businesses. The ATSA has generated consistent cash flows, including during the COVID-19 induced downturn, and provides for annual rate escalations. The ATSA offers potential future growth opportunities by establishing a long-term partnership with Amazon.
The ATSA is a six-year contract and includes two, two-year extensions, providing for a total term of ten years if both extension options are exercised. The option to renew the ATSA for two additional two-year terms is at Amazon’s sole discretion, subject to Amazon providing Sun Country with at least 180 days’ prior written notice before the expiration of the then-current term.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are ticket prices, flight schedules, aircraft type, passenger amenities, customer service, reputation and loyalty programs. We have different competitive sets in our Scheduled Service business, Charter business and Cargo business.
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
The principal competitors for our Cargo business include ATSG, Atlas Air, and Hawaiian Airlines. Our on-time arrival performance for our Cargo business since starting operations in May 2020, together with our operational capabilities, give us a stable position with our customer, Amazon.
Our principal competitive advantages include our: diversified and resilient business model, agile peak demand scheduling strategy, tactical mid-life fleet with flexible operations, superior low-cost product and brand, competitive low-cost structure, strong position in our profitable MSP home market and our seasoned management team. We also believe the association of our brand with a high level of operational performance differentiates us from our competitors and enables us to generate greater customer loyalty.
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
Seasonality
The airline industry has significant seasonal fluctuation in demand. Our network strategy is designed to take advantage of the seasonal nature of the leisure customer's needs by concentrating our flying in seasons when demand is strongest and flying significantly less in seasons when demand is lower. As a result, our passenger business is subject to significant seasonal fluctuations, especially our Scheduled Service. While our passenger business will remain highly seasonal, our Cargo operations will have the effect of mitigating seasonal troughs. For example, when our scheduled flying demand is lower during the fall and early December, our Cargo service remains consistent and grows until Christmas.

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
Distribution
We sell our Scheduled Service flights through direct and indirect distribution channels with the goal of selling in the most efficient way across our customer base. Our direct distribution channels include our website and call center, and indirect distribution channels include third parties, such as travel agents and OTAs (e.g., Priceline and websites owned by Expedia, including Orbitz and Travelocity).
Our direct distribution channels are our lowest cost methods of distributing our product. In addition, they provide more opportunities to sell ancillary products and services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, and other fees. With our Navitaire-based reservation system and enhanced website, we have experienced a significant increase in the proportion of our bookings that are sold through direct channels. Sales through direct channels for the years ended December 31, 2023 and 2022 were 78% and 73%, respectively.
Indirect distribution channels remain important outlets to sell our flights. Our movement in and out of markets where we may not have an established brand presence, is facilitated by the availability of our inventory through GDS companies (e.g., Amadeus, Sabre and Travelport). We also generate sales through OTAs, which also broadens our ability to sell in highly seasonal markets. Sales through these relatively higher cost indirect channels for the years ended December 31, 2023 and 2022 were 22% and 27%, respectively.
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
Our marketing tools are our proprietary email distribution list consisting of over two million email addresses, our Sun Country Rewards program, as well as advertisements online, on television, radio, digital billboards and other channels. Our objective is to use our low prices, quality customer service, and differentiated in-flight product to stimulate demand and drive customer loyalty.
We have a team of business development professionals who utilize business-to-business methods to identify opportunities and develop and maintain relationships with potential Charter customers. We do not presently market our Cargo business.
Loyalty Program
Our Sun Country Rewards loyalty program rewards and encourages Scheduled Service customer loyalty and we believe it is well tailored to serving the leisure passenger. Points earned are treated like currency and can be applied towards the purchase price of all or a portion of our air travel tickets. This makes our program more valuable to leisure customers who travel less frequently and would have difficultly accumulating enough points to get discounted travel on other airlines. The Sun Country Airlines co-branded credit card is the primary vehicle for our customers to earn points and our loyalty program is geared specifically towards supporting adoption and continued use of the credit card. Sun Country Rewards offers award travel on every flight without blackout dates. Points expire 36 months after the date they were earned, except those points held by Sun Country co-branded cardholders do not expire so long as the holder maintains the card as active. Rewards are not available to Charter or Cargo customers.

Operational Performance
We are committed to delivering excellent operational performance, even in extreme weather conditions, which we believe supports our “peak demand,” leisure-focused business model and will strengthen customer loyalty and attract new customers. This focus also strengthens our relationship with our cargo customer, Amazon, who has incentives and disincentives for performance in the ATSA. Our operational performance is enabled by our capable and dedicated workforce in maintenance, ground, flight crew and system operations, as well as our highly capable fleet of 737-NG aircraft, which are equipped to operate in adverse weather conditions. Our primary operational metric is completion factor because most of our markets are operated less than daily. Our Scheduled Service completion factor, including the adverse impact of weather, was 99.0% and 98.8% for the years ended December 31, 2023 and 2022, respectively.
Aircraft Fuel
Aircraft fuel is one of our largest individual expenses, representing approximately 27% and 32% of our total operating costs for the years ended December 31, 2023 and 2022, respectively. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our historical fuel consumption and costs were as follows:

	Year Ended December 31,
	2023	2022
Fuel Gallons Consumed (in thousands)	79,574	71,690
Fuel cost per gallon, excluding indirect fuel credits	$3.11	$3.75

Gallons consumed includes Scheduled Service and Charter operations where we are responsible for fuel and are later reimbursed by the customer, but does not include Cargo. In general, our charter operations and the ATSA have pass-through provisions for fuel costs. Under our charter agreements, we are either responsible for arranging for fuel on behalf of the customer (agent), or we are directly responsible for providing fuel (principal). The fuel costs under both charter arrangements are reimbursed by the customer. When we are acting as an agent for the Customer, reimbursable fuel costs are recorded net of the revenue recognized. For those reasons, they are not included in the measure above. In charter arrangements where we are the principal, the reimbursed fuel costs are recognized as revenue and the fuel costs are recognized with Aircraft Fuel Expense on the Statement of Operations. These amounts are reflected in the measure above.
Average price per gallon includes related fuel fees and taxes, as well as indirect fuel credits that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
Our low-cost business model demands that we consistently look for ways to reduce the amount of jet fuel we consume. These jet fuel reduction initiatives include:
•Efficient seating - we optimize the number of seats on our plane, making each flight as fuel efficient as possible.
•Focus on demand - we understand our customers travel needs and patterns. We conserve fuel by limiting ferry flights and flying when and where demand exists.
•On-the-ground tactics - our commitment to fuel efficiency includes tactical on-ground procedures, such as only using one engine to taxi around the airport, which allows us to reduce fuel consumption.
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
Human Capital
As of December 31, 2023, we had 2,783 employees.
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
As of December 31, 2023, approximately 65% of our employees were represented by labor unions under collective-bargaining agreements as set forth in the table below. AMFA organized our technicians in 2022 and negotiations for an initial collective bargaining agreement with our technicians and related craft employees began in October of 2022 and negotiations are ongoing with the assistance of a federal mediator appointed by the NMB. IBT organized our below-the-wing employees in 2023 and negotiations began in March of 2023 and are ongoing. Our collective bargaining agreement with our pilots is amendable on December 21, 2025. Our collective bargaining agreement with our flight attendants became amendable on December 31, 2019. We entered into negotiations in November 2019. Negotiations were paused by mutual consent in March 2020 due to the COVID-19 pandemic. We restarted negotiations with our flight attendants in October of 2021 and in July of 2023, we and IBT jointly requested the appointment of a mediator through the NMB. The NMB has appointed a mediator, and the parties began mediated negotiations in December of 2023 and are ongoing. Our dispatchers ratified a new collective bargaining agreement in December 2019, which is amendable on November 30, 2024.

As of December 31, 2023, the status of the collective-bargaining agreements for our employees was as follows:

Employee Group	Number of Employees	Representative	Status of Agreement/Amendable Date
Pilots	616	ALPA	Amendable in December 2025
Flight Attendants	675	IBT	Currently amendable (commenced as of December 2019)
Dispatchers	33	TWU	Amendable in November 2024
Technicians and related craft employees	206	AMFA	Contract in negotiations
Below the Wing Fleet Service Employees	273	IBT	Contract in negotiations
The RLA governs our relations with labor organizations. Under the RLA, the collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a PEB may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties.
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
Sun Country Airlines learns from industry best practices by participation in collaborative inter-airline safety sharing programs and the FAA Aviation Safety Information Analysis and Sharing System, a central conduit for the exchange of industry safety information.
Sun Country’s leadership is committed to promoting safety and security through program investments including:

•Flight Operations Quality Assurance, a structured program to gather and aggregate electronically recorded flight operations data for the purpose of identifying areas where safety, efficiency and training can be improved.
•Investing in new state of the art training devices, such as a new simulator to enhance pilot training.
•Safte-Fast Solutions, a software that uses a bio-mathematical model for fatigue assessment, is used for predicting and proactively mitigating fatigue in pilot trips and schedules.
•ProSafeT, a safety management system platform that enables anonymous reporting of safety concerns by employees and business partners, promotes active participation in identification, reduction, and elimination of hazards, and serves as our central repository for tracking all safety assurance information, and safety risk mitigation activities.
•ASAP, a partnership with the FAA and our labor unions to promote reporting of safety concerns by eliminating the fear of FAA enforcement action.
Information gathered from our safety programs is used to create awareness for leadership in order to actively monitor the health of our SMS and SeMS. Sun Country Airlines continuously strives to promote a culture of safety and security in line with the highest possible industry standards.
Community Involvement
At Sun Country, we place tremendous value in our stakeholders, such as our customers, partners, and members of our community. As a fast-growing and dynamic airline, we know our success depends on collaboration with stakeholders, and we strive to engage with stakeholders in our community and more broadly.
We are a longtime partner with Make-A-Wish Minnesota and provide flights for children with critical illnesses to help them safely travel to and from their wish destinations. In 2021, we made a three-year commitment to donate travel to accommodate every Wish Kid traveling anywhere that our airline flies. Each December, our “Flight to the North Pole” helps bring holiday cheer to Wish Kids by “flying” them to the home of Santa Claus.
We also sponsor the Hennepin Theatre Trust Spotlight Education program. As part of this sponsorship, we donate an all-expense-paid trip to New York City for up to four students so that they can meet with industry professionals, participate in musical theater workshops and attend Broadway shows.
Sun Country is a proud partner of the DoD, and we take pride in providing Charter Service for our nation’s military domestically and abroad. Additionally, Sun Country is proud to help transport military veterans to Washington, D.C. aboard Honor Flights to share in a day of honor at our nation’s memorials. These trips are an important way to commemorate the courage and dedication of our nation’s veterans and provide them a day filled with reflection, support, and thanks. Many of our pilots and other team members are armed forces veterans and we are proud to fly the DoD.
We also support the development of a more diverse “workforce of tomorrow” by investing in initiatives like STARBASE STEM and Girls in Aviation, which both serve to educate and create a pipeline for historically disadvantaged students.
Insurance
We maintain insurance policies that are of types customary in the airline industry and as required by the DOT, lessors and other financing parties. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire; auto; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; workers’ compensation and employer’s liability; and war risk (terrorism). We also require our lessees to carry hull all risks, hull war and allied perils, spares all risks (including war and allied perils), and aircraft third party, passenger, baggage, cargo and mail, and airline general third party legal liability insurance.
Foreign Ownership
Under federal law and DOT policy, we must be owned and controlled by U.S. citizens. The restrictions imposed by federal law and DOT policy currently require that at least 75% of our voting stock must be owned and controlled, directly and indirectly, by persons or entities who are U.S. citizens, as that term is defined in 49 U.S.C. §40102(a)(15), that our president and at least two-thirds of the members of our Board of Directors and other managing officers be U.S. citizens, and that we be under the actual control of U.S. citizens. In addition, at least 51% of our total outstanding stock must be owned and controlled by U.S. citizens and no more than 49% of our stock may be owned or controlled, directly or indirectly, by persons or entities who are not U.S. citizens and are from countries that have entered into “open skies” air transport agreements with the United States. We are currently in compliance with these ownership provisions. For a discussion of the procedures we instituted to ensure compliance with these foreign ownership rules, please see “Risk Factors - Risks Related to Ownership of Our Common Stock - Our certificate of incorporation and bylaws include provisions limiting ownership and voting by non-U.S. citizens.”
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
The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a liberalized bilateral air transport agreement, which the DOT has determined has all of the attributes of an “open skies” agreement. Changes in the aviation policies of the United States, Mexico or other countries in which we operate could result in the alteration or termination of the corresponding air transport agreement, diminish the value of our international route authorities or otherwise affect our operations to or from these countries.

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

Our lessees are also subject to extensive, direct regulation under the laws of the jurisdictions in which they are registered and where they operate. Such laws govern, among other things, the registration, operation, security, and maintenance of our aircraft, environmental issues and the financial oversight of their operations. To the extent that a lessee is not in compliance, we may be required to comply with such requirements, possibly at our own expense.
Airport Access
In the United States, the FAA currently regulates the allocation of take-off and landing authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms, which limit take-offs and landings, at certain airports. Level 1 is assigned where the capacity of airport infrastructure is generally adequate to meet the demands of airport users at all times and therefore there is no extensive pattern of delays. Level 2 is assigned where there is potential for congestion during some periods of the day, week or season, which can be resolved by schedule adjustments mutually agreed between the airlines and schedule facilitator. Level 3 is assigned where, 1) demand for airport infrastructure significantly exceeds the airport’s capacity during the relevant period, 2) expansion of airport infrastructure to meet demand is not possible in the short term, 3) attempts to resolve the problem through voluntary schedule adjustments have failed or are ineffective, and 4) as a result, a process of slot allocation is required whereby it is necessary for all airlines and other aircraft operators to have a slot allocated by a coordinator in order to arrive or depart at the airport during the periods when slot allocation occurs. We have operated in and out of JFK, a Level 3 airport, since April of 2023. We also currently operate in and out of the following Level 2 airports: SFO, LAX, ORD and EWR.
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
GHG Emissions
Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, the ICAO, an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new CO2 certification standards for new aircraft beginning in 2020. The new CO2 standards apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. On January 11, 2021, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within the ICAO process. The outcome of the legal challenge and whether there will be any development of new aircraft GHG emissions standards cannot be predicted at this time. On November 23, 2022, the EPA published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on January 1, 2023. There may be future rulemaking that may result in stricter GHG emissions standards than those contained in the proposed rule.

In addition, in October 2016, ICAO adopted the CORSIA, which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. CORSIA will increase operating costs for us and other U.S. airlines that operate internationally. CORSIA is being implemented in phases, with information sharing that began in 2019 and a pilot phase that began in 2021, to be followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. ICAO member states have agreed that 2019 emissions would continue to be used as the baseline for the CORSIA “pilot phase” (2021-2023) and that 85% of 2019 emissions would be used as the baseline for the remainder of CORSIA’s term (2024-2035). Accordingly, ICAO member countries further agreed to a long-term aspirational goal of reaching net zero aviation emissions by 2050. Countries can voluntarily participate in the pilot and first phase, and the United States agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. Certain details are still being developed and the impact cannot be fully predicted.

The costs of complying with our future obligations under CORSIA are uncertain because there is significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. As of December 31, 2023, we have not been required to purchase any carbon offset credits or lower-carbon aircraft fuels for the CORSIA pilot phase (2021-2023). In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2032 are based on the growth in emissions of the global aviation sector and begin to incorporate a factor for individual airline operator emissions growth starting in 2033.

In October 2023, the State of California adopted broad climate reporting laws that will require large businesses to report on GHG emissions and climate-related financial risk. The California laws include: Climate Corporate Data Accountability Act ("SB-253") and Greenhouse Gasses: Climate-Related Financial Risk ("SB-261"). SB-253 requires reporting entities to publicly disclose their GHG emissions on an annual basis, beginning in 2026. SB-261 requires covered entities to publicly disclose their climate-related financial risk and the measures adopted to reduce and adapt to those risks. The first report required by SB-261 will be due by January 1, 2026. It is not yet clear whether the Company will be considered a reporting entity or covered entity under SB-253 or SB-261, respectively.
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
Available Information
We make available, free of charge on our website www.suncountry.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the SEC. Materials filed with the SEC are available at www.sec.gov.

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
The demand for travel and Cargo services is affected by U.S. and global economic conditions. Unfavorable economic conditions have historically reduced aviation spending. For most passengers visiting friends and relatives and cost-conscious leisure travelers (our primary market), travel is a discretionary expense, and during periods of unfavorable economic conditions, travelers have often elected to replace air travel at such times with car travel or other forms of ground transportation or have opted not to travel at all. Additionally, any significant increases in unemployment in the United States would likely have a negative impact on passenger bookings, especially when the customers we serve are generally paying with their own money. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Additionally, retail and thus cargo demand can also decrease. Furthermore, most of our Charter revenue is generated from ad hoc, short-term contracts with repeat customers, or long-term customers with utilization variability and these customers may cease, or limit, using our services or seek to negotiate more aggressive pricing during periods of unfavorable economic conditions. Any reduction in Charter or Cargo revenue during such periods could also increase our unit costs and thus have a material adverse effect on our business, results of operations and financial condition. Travelers have also reduced spending by purchasing fewer ancillary services, which can result in a decrease in average revenue per seat. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel or Cargo services, the airline business is particularly sensitive to changes in economic conditions. A reduction in the demand for air travel or Cargo services due to unfavorable economic conditions also limits our ability to raise fares or fees for Cargo services to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, it would have a material adverse effect on our business, results of operations and financial condition.
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
The cost of aircraft fuel is highly volatile and is one of our largest individual operating expenses, accounting for approximately 27% and 32% of our operating expenses for the years ended December 31, 2023 and 2022, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could have a material adverse effect on our business, results of operations and financial condition, including as a result of legacy network airlines and LCCs adapting more rapidly or effectively to higher fuel prices through new-technology aircraft that is more fuel efficient than our aircraft. Over the past several years, the price of aircraft fuel has fluctuated substantially and prices continue to be highly volatile. In addition, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft.
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
From time-to-time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, but such contracts may not fully protect us from all related risks. In general, our Charter and Cargo operations have pass-through provisions for fuel costs, and as such we do not hedge our fuel requirements for that portion of our business. As of December 31, 2023, we had no outstanding fuel derivative contracts.
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
Threatened or actual terrorist attacks, war, or other security concerns involving airlines could have a material adverse effect on our business, results of operations and financial condition.
Past terrorist attacks or attempted attacks, particularly those involving airlines, heightened security and military action in response thereto, and war have caused substantial revenue losses and increased security costs, and such event, even if not directly involving an airline, could have a material adverse effect on our business, results of operations and financial condition. Security concerns resulting in enhanced passenger screening, increased regulation governing carry-on baggage and cargo and other similar restrictions on passenger travel and cargo may further increase passenger inconvenience and reduce the demand for air travel or increase costs associated with providing Cargo service. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to customers in the form of higher prices. Terrorist attacks, war, or the fear of such matters or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats), even if not involving the airline industry, could have a negative impact on the airline industry and have a material adverse effect on our business, results of operations and financial condition.
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
Our international business also exposes us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the OFAC, and similar or more restrictive foreign laws, rules and regulations, which may also apply to us. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject us to fines, penalties and other sanctions.
We emphasize compliance with all applicable laws and regulations in all jurisdictions where we operate and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of our employees, third-party providers and partners with regard to business ethics and key legal requirements; however, we cannot assure that our employees, third-party providers or partners will adhere to our code of ethics and other policies. We also cannot assure you that such individuals or entities will not engage in unlawful conduct for which we may be held responsible. If we fail to enforce our policies and procedures properly or maintain adequate recordkeeping and internal accounting practices to record our transactions accurately, we may be subject to sanctions. In the event we believe or have reason to believe our employees, third-party providers or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs, which in turn may materially adversely affect our reputation and could have a material adverse effect on our business, results of operations and financial condition.
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
The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue and profitability. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes and fees are not our operating expenses, they represent an additional cost to our customers, that can drive down demand as we operate in a highly elastic environment. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers, including the passenger facility charge, and we may not be able to recover all of these charges from our customers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.
Under regulations set forth by the DOT, all governmental taxes and fees must be included in the prices we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
For the years ended December 31, 2023 and 2022 we generated ancillary revenues of $276,133 and $192,506, respectively. Our ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on ancillary revenues, our business, results of operations and financial condition could be negatively impacted. Congressional, Federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for ancillary services. See also “—Risks Related to Our Business—We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business, results of operations and financial condition.”
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
In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. On January 11, 2021, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. These final standards have been challenged by several states and environmental groups, and the Biden Administration has issued an executive order requiring review of these final standards. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within the ICAO process. The outcome of the legal challenge and whether there will be any development of new aircraft GHG emissions standards cannot be predicted at this time. On November 23, 2022, the EPA published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on January 1, 2023. There may be future rulemaking that may result in stricter GHG emissions standards than those contained in the proposed rule.

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

In addition, in October 2016, ICAO adopted CORSIA, which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 ICAO adopted standards pertaining to the collection and sharing of information on international aviation emissions beginning in 2019. CORSIA will increase operating costs for us and other U.S. airlines that operate internationally. CORSIA is being implemented in phases, with information sharing beginning in 2019 and a pilot phase beginning in 2021, to be followed by a first phase of the program beginning in 2024 and a second phase beginning in 2027. ICAO member states have agreed that 2019 emissions would continue to be used as the baseline for the CORSIA “pilot phase” (2021-2023) and that 85% of 2019 emissions would be used as the baseline for the remainder of CORSIA’s term (2024-2035). Accordingly, ICAO member countries further agreed to a long-term aspirational goal of reaching net zero aviation emissions by 2050. Countries can voluntarily participate in the pilot and first phase, and the United States agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. Certain details are still being developed and the impact cannot be fully predicted. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.
In October 2023, the State of California adopted broad climate reporting laws that will require large businesses to report on GHG emissions and climate-related financial risk. The California laws include: SB-253 and SB-261. SB-253 requires reporting entities to publicly disclose their GHG emissions on an annual basis, beginning in 2026. SB-261 requires covered entities to publicly disclose their climate-related financial risk and the measures adopted to reduce and adapt to those risks. The first report required by SB-261 will be due by January 1, 2026. It is not yet clear whether the Company will be considered a reporting entity or covered entity under SB-253 or SB-261, respectively.
We also expect the SEC or other regulating entities to which we are subject to adopt rules requiring certain new disclosures, including environmental-related disclosures, which could be costly and difficult to implement. Compliance with existing and future environmental laws and regulations can require significant expenditures and operational changes and violations can lead to significant fines and penalties and reputational harm. In the event that legislation or regulation with respect to GHG emissions associated with aircraft or applicable to the fuel industry is enacted in the United States or other jurisdictions where we operate or where we may operate in the future, or as part of international conventions to which we are subject, it could result in significant costs for us and the airline industry. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.
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
The rapid spread of a viral or bacterial infection, disease or similar public health threat, may have an adverse impact on our business, operating results, financial condition and liquidity.

The rapid spread of a viral or bacterial infection, disease or similar public health threat could result in the implementation of restrictions and regulations, including travel restrictions, quarantines, limitations on aircraft capacity, testing requirements and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data. In addition, governments, non-governmental organizations and entities in the private sector may issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings, which may significantly reduce demand. These and other restrictions and regulations, as well as general concerns about traveling during a public health threat, could have a material adverse impact on our business, operating results, financial condition and liquidity.

Historically, unfavorable U.S. economic conditions as a result of disease outbreak drove changes in travel patterns, including significantly and materially reduced spending for both leisure and business travel. Unfavorable economic conditions, when low fares are often used to stimulate traffic, have also historically hampered the ability of airlines to raise fares to counteract any increases in fuel, labor and other costs. Additionally, in the past, passenger bookings during a significant disease outbreak were, on average, closer to the date of service than in prior periods, which reduced our visibility into future revenue.

Our operations may be further impacted in the event of actual or perceived risk of a viral or bacterial infection, disease or similar public health threat among our employees, suppliers or business partners, and this impact may have a material adverse effect if we are unable to maintain a suitably skilled and sized workforce and address related employee matters. In addition, supply chain disruptions may impede our cargo customers’ ability to deliver freight to the airports we serve, which could reduce their need for our services and thus have a material adverse effect on our business, results of operations and financial condition.

The impact of a viral or bacterial infection, disease or similar public health threat on our businesses, operating results, financial condition and liquidity could exacerbate the other risks identified in this Annual Report.
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
Changes in, and uncertainty with respect to, law, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Changes to law, regulations or government policy that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to operating and maintenance requirements; foreign and domestic changes in customs, immigration and security policy and requirements that impede travel into or out of the United States; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; changes to public health policy; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act; public company reporting requirements; environmental regulation, including new environmental, social and governance disclosures required by the SEC; and antitrust enforcement. Any such changes could make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.
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

We also expect the SEC or other regulating entities to which we are subject to adopt rules requiring certain new disclosures, including environmental-related disclosures, which could be costly and difficult to implement. Compliance with existing and future environmental laws and regulations can require significant expenditures and operational changes and violations can lead to significant fines and penalties and reputational harm.
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
Our growth is also dependent upon our ability to maintain a safe and secure operation and will require additional personnel, equipment and facilities as we induct new aircraft and continue to execute our growth plan. In addition, we will require additional third-party personnel for services we do not undertake ourselves. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. Furthermore, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market and may also offer more attractive frequent flyer programs and/or access to marketing alliances with other airlines, which we do not currently offer. We cannot assure that we will be able to profitably expand our existing markets or establish new markets.
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
We and the vendors who service us may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers (including the DoD) and our third-party service providers, including air navigation service providers, or others who have entrusted us with information, including regulators such as the DoD, FAA and DOT. In addition, attacks not targeted at us, but targeted solely at providers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, providers and others. Recently, several high profile consumer-oriented companies have experienced significant data breaches, which have caused those companies to suffer substantial financial and reputational harm. We cannot assure you that the precautions we have taken to avoid an unauthorized incursion of our computer systems are either adequate or implemented properly to prevent a data breach and its adverse financial and reputational consequences to our business.
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
For the year ended December 31, 2023, Cargo revenue under the ATSA represented 10% of our total operating revenues and our Cargo revenue consisted entirely of air cargo transportation services provided to Amazon under the ATSA. The ATSA does not require a minimum amount of flying and Amazon is permitted to decrease flying volume at any time. Our Cargo business would decline if Amazon’s use of our Cargo services decreases for any reason, including due to general economic conditions or preferences of Amazon and its customers, which a decline would materially adversely affect our business, results of operations, and prospects.
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
Our service is concentrated around our hub in MSP and our business is impacted by economic and geophysical factors of this region. We maintain a large presence in MSP. For example, approximately 92% of 2023 Scheduled Service capacity, as measured by ASMs, had MSP as either their origin or destination. Flight operations in Minneapolis can face extreme weather challenges in all seasons, but especially in the winter which at times has resulted in severe disruptions in our operation and the incurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Minneapolis market or by continued or increased congestion, delays or cancellations. For instance, MSP is also a significant hub for Delta Air Lines. If Delta Air Lines or another legacy network airline were to successfully develop low-cost or low-fare products or if we were to experience increased competition from LCCs or ULCCs in the Minneapolis market, our business, results of operations and prospects could be materially adversely affected.
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
In addition, any accident involving the Boeing 737-NG or an aircraft similar to the Boeing 737-NG that we operate could result in the curtailment of such aircraft by aviation regulators, manufacturers and other airlines and could create a negative public perception about the safety of our aircraft, any of which could have a material adverse effect on our business, results of operations and financial condition. For example, in early 2024, the FAA grounded 171 Boeing 737-9 MAX airplanes following an incident on Alaska Airlines Flight 1282, and in 2019, certain global aviation regulators and airlines grounded the Boeing 737 MAX in response to accidents involving aircraft flown by Lion Air and Ethiopian Airlines. In addition, following a 2018 accident involving the failure of a turbofan on a 737-700 aircraft, the National Transportation Safety Board, or NTSB, has recommended that regulators require Boeing to redesign the engine cowl on 737-NG aircraft and retrofit in service 737-NG aircraft with the redesigned cowl. We cannot predict when the FAA will respond to the NTSB recommendations and if it will require us to replace the engine cowls in our aircraft, which may be time-consuming and costly. The resolution of this matter or similar matters in the future could have an impact on our results of operations, financial condition, business and prospects.
We rely on third-party service providers and other commercial partners to perform functions integral to our operations.
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
Our business is labor intensive, with labor costs representing approximately 32% and 29% of our total operating costs for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately 65% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages. In addition, one or more of our competitors may significantly reduce their labor costs, thereby providing them with a competitive advantage over us. New entrants to the market may not have unionized workforces and therefore may have substantially lower costs or better labor efficiencies. Furthermore, our labor costs may increase in connection with our growth, especially if we needed to hire more pilots in order to grow various segments of our business, including Cargo. We cannot guarantee that our Cargo business will grow and that hiring of additional pilots will be required. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board, or the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
On December 1, 2019, our dispatchers approved a new collective bargaining agreement. The amendable date of the collective bargaining agreement is November 30, 2024. Our collective bargaining agreement with our flight attendants is currently amendable. Negotiations with the union representing this group commenced in November of 2019. By mutual consent, the negotiations were paused in March 2020 due to the COVID-19 pandemic. We restarted negotiations in October of 2021 and in July of 2023, we and the union jointly requested the appointment of a mediator through the NMB. The NMB has appointed a mediator, and we began mediated negotiations in December of 2023. Negotiations are ongoing. Our collective bargaining agreement with our pilots is amendable on December 21, 2025. Negotiations for a new collective bargaining agreement with our technicians and related craft employees began in October of 2022 and negotiations are ongoing with the assistance of a federal mediator appointed by the NMB. Our fleet service employees (cargo, commissary/catering, ramp agents, and bag room agents) elected to be represented by the International Brotherhood of Teamsters on January 4, 2023. Negotiations for a new collective bargaining agreement began in March of 2023 and are ongoing. See also “Business—Employees” in this Annual Report. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions, stoppages or shortages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. As a result, our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the unions representing our employees.
We rely on efficient daily aircraft utilization to address peak demand days of the week and months of the year, which makes us vulnerable to flight delays, flight cancellations or aircraft unavailability during peak demand periods.
We aim to optimize our daily aircraft utilization rate by tailoring service to customer demand patterns, which are seasonal and vary by day of the week. Our average daily aircraft utilization was 6.9 hours and 7.2 hours for the years ended December 31, 2023 and 2022, respectively. Aircraft utilization is block hours divided by number of days in the period divided by average aircraft. Part of our business strategy is to efficiently deploy our aircraft, which is achieved in part by higher utilization during the most profitable seasonal periods and days of the week and more limited usage of less expensive aircraft during weak demand periods. During peak demand periods, we may utilize all of our aircraft, and in the event we experience delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions, because we do not have accommodation arrangements with other airlines like legacy network airlines do and cannot reaccommodate passengers on our aircraft because of our limited schedule, we may incur additional costs in completing customer journeys. Due to the relatively small size of our fleet and the limited and changing nature of our Scheduled Service and our point-to-point network, the unexpected unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition. Additionally, we frequently use all freighters in support of our Cargo business. In the event we experience a series of aircraft out of service, we would experience a decline in revenue and potentially customer satisfaction. Furthermore, in the event we are unable to procure aircraft at the price-point necessary to allow for lower utilization during weak demand periods, our costs will be higher and could have a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry, including related vendor partners, is experiencing and may continue to experience a shortage of qualified personnel and we face added challenges with attracting and retaining qualified personnel due to the low unemployment rate in Minnesota. In particular, as more pilots in the industry approach mandatory retirement age, or retired early during the COVID-19 pandemic, the U.S. airline industry is being affected by a pilot shortage. We and other airlines also face shortages of qualified aircraft mechanics, dispatchers, ground handlers, flight attendants and other personnel. As is common with most of our competitors, we have also faced turnover of our employees. As a result of the foregoing, we may not be able to attract, retain or train qualified personnel or may be required to increase wages and/or benefits in order to do so. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
Our reputation and brand could be harmed if we were to experience significant publicity, including through social media.
Our business strategy includes the differentiation of our brand and product from the other U.S. airlines, including LCCs and ULCCs, in order to increase customer loyalty and drive future ticket sales. We intend to accomplish this by continuing to offer passengers dependable customer service. However, in the past, we have experienced customer complaints related to, among other things, product and pricing changes related to our business strategy and customer service. In particular, we have generally experienced a higher volume of complaints when we implemented changes to our unbundling policies, such as charging for seats and baggage. These complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. In addition, we could become subject to complaints about our booking practices. For example, we experienced a significant number of complaints, including letters from lawmakers and attorneys general, concerning non-refundable tickets during the COVID-19 pandemic. If we do not meet our customers’ expectations with respect to reliability and service, our brand and product could be negatively impacted, which could result in customers deciding not to fly with us and adversely affect our business and reputation. We have agreements for bus service to transport passengers to our MSP hub. If these operators suffer a service problem, safety failure or accident, our brand would be negatively impacted. Additionally, we operate in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. In particular, passengers can use social media to portray interactions with Sun Country, without context, in a manner that can be quickly and broadly disseminated. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand can be harmed. Damage to our overall reputation and brand could have a negative impact on our financial results.
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
We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors may have financial risk associated with tickets purchased for travel which can occur several weeks or months after the purchase. As of December 31, 2023, we were not subject to any credit card holdbacks under our credit card processing agreements, although if we fail to meet certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them. If our credit card processors were to impose holdback restrictions on us, the negative impact on our liquidity could be significant which could have a material adverse effect on our business, results of operations and financial condition.
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
We have substantial maintenance expense obligations, including with respect to our aircraft leases. Prior to an aircraft being returned in connection with an aircraft lease, we will incur costs to restore these aircraft to the condition required by the terms of the underlying leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required redelivery conditions on a given aircraft or engine.
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
Furthermore, the terms of certain of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our Balance Sheets, and there are restrictions on the extent to which such maintenance reserves are available for reimbursement. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Maintenance.”

We have a significant amount of aircraft and other fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive. As of December 31, 2023, our 42 passenger aircraft fleet consisted of 13 aircraft financed under finance leases and 29 aircraft financed under secured debt arrangements or owned outright. As of December 31, 2023, we had six aircraft that are currently on lease to unaffiliated airlines. We also had a commitment to lease two aircraft and purchase one aircraft, with deliveries of these aircraft throughout the first quarter of 2024. As of December 31, 2023, we had future debt principal obligations of $405,640 and future finance lease obligations of $342,646. During 2024, based on our aircraft leases and debt structure as of December 31, 2023, we expect to make payments of $75,364 related to debt principal obligations and $61,671 related to finance lease obligations. Additionally, we made payments for maintenance reserves of $13,409 for 2023 and expect to make significant payments for maintenance reserves in the future. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, availability under the Revolving Credit Facility and our ability to secure adequate future financing, which will in turn depend on, among other things, the success of our current business strategy and our future financial and operating performance, competitive conditions, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:
•require a substantial portion of cash flows be used for aircraft leases and maintenance deposit payments and interest expense, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
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
A significant portion of our operations are conducted to and from the domestic United States, Canada, Mexico or Caribbean markets. Our business, results of operations and financial condition could be harmed if we lose our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, public health restrictions, including testing or vaccination requirements, negative public perception of these destinations, unfavorable weather conditions, public health concerns, civil unrest, violence or terrorist-related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. In addition, a reduction in demand from our Charter customers, including as a result of decreased DoD troop movements or fewer sports events and related travel, or from Amazon under the ATSA could have a material and adverse effect on our business, results of operations and financial condition.
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

Investors should expect some lessees to experience payment difficulties, particularly in difficult economic or operating environments. As a result of their financial condition and lack of liquidity, lessees may be significantly in arrears in their rental or maintenance payments. The airline industry is cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control, including: air passenger demand, changes in fuel costs, interest rates, foreign currency, inflation, labor difficulties, including pilot shortages, wage negotiations or other labor actions, increases in other operating costs, such as increased insurance costs, general economic conditions and governmental regulation and associated fees affecting the air transportation business. For example, the airline industry was substantially impacted by the COVID-19 pandemic. In addition, geopolitical events such as changes in national policy or the imposition of sanctions, including new sanctions, trade barriers or tariffs, as well as events leading to political or economic instability such as war, prolonged armed conflict and acts of terrorism; epidemics, pandemics and natural disasters; availability of financing, including availability of governmental support; and airline financial health may also have an impact. Finally, our lessees may also be affected by aircraft accidents, in particular a loss if the aircraft is damaged or destroyed by an event specifically excluded from insurance policies, such as dirty bombs, biohazardous materials and electromagnetic pulsing. These factors could cause our lessees to incur higher costs and to generate lower revenues which could adversely affect their ability to make lease payments or perform their maintenance obligations under the leases. In addition, lease default levels will likely increase over time if economic conditions deteriorate.

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

Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft and our ability to lease the engines and aircraft in a timely manner following termination of the leases.

The value and income producing potential of an engine or aircraft depends heavily on it being maintained in accordance with an approved maintenance system and complying with all applicable governmental directives and manufacturer requirements. In addition, for an engine or aircraft to be available for service, all records, logs, licenses and documentation relating to maintenance and operations of the engine or aircraft must be maintained in accordance with governmental and manufacturer specifications.

Our leases make the lessees primarily responsible for maintaining the engines or aircraft, keeping related records and complying with governmental directives and manufacturer requirements. Lessees may experience difficulties in meeting their maintenance and recordkeeping obligations as specified by the terms of our leases.

Our ability to determine the condition of the engines or aircraft and whether the lessees are properly maintaining our assets is generally limited to the lessees’ reporting of usage and any maintenance performed, confirmed by periodic inspections performed by us and third parties. A lessee’s failure to meet its maintenance or recordkeeping obligations under a lease could result in:

•a grounding of the related engine or aircraft;
•a repossession that would likely cause us to incur additional and potentially substantial expenditures in restoring the engine or aircraft to an acceptable maintenance condition;
•a need to incur additional costs and devote resources to recreate the records prior to the use, sale or lease of the engine or aircraft;
•loss of lease revenue while we perform refurbishments or repairs and recreate records; and
•a lower lease rate and/or shorter lease term under a new lease entered into by us following repossession of the engine or aircraft.

Any of these events may adversely affect the value of the engine or aircraft, unless and until remedied, and reduce our revenues and increase our expenses. If aviation equipment is damaged during a lease and we are unable to recover from the lessee or though insurance, we may incur a loss.

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

ESG matters may impose additional costs and expose us to new risks.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the California Department of Financial Protection and Innovation closed SVB and appointed FDIC receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Since that time, there have been reports of instability at other U.S. banks. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at SVB and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion and uncertainty and liquidity concerns in the broader financial services industry remain. The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted.

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
The Credit Agreement contains, and any future indebtedness of ours could contain covenants that impose significant operating and financial restrictions on us, such as restrictions on our and our subsidiaries’ ability to, among other things:
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
•quarterly variations in the rate of growth (if any) of our financial or operational indicators, such as earnings per share, net income, revenues, Adjusted Net Income, Adjusted EBITDA and Adjusted CASM;
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
•the rapid spread of a viral or bacterial infection, disease or similar public health threat and its effects;
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
As of December 31, 2023, the Apollo Stockholder beneficially owned approximately 21% of the voting power of our outstanding common equity. Although the Apollo Stockholder beneficially owns less than 50% of our outstanding common equity, individuals affiliated with Apollo continue to have significant influence over the outcome of votes on all matters requiring approval by our stockholders, including the election of directors, changes to certain of our governing documents, entering into significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including the Apollo Funds and the Apollo Stockholder, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by the Apollo Stockholder could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as the Apollo Stockholder continues to directly or indirectly beneficially own a significant amount of our equity, even if such amount is less than 50%, the Apollo Stockholder will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. The Apollo Stockholder also has a right to nominate a number of directors comprising a percentage of our board of directors in accordance with Apollo and its affiliates’ beneficial ownership of the voting power of our outstanding common stock (rounded up to the nearest whole number).
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiary to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiary to meet our obligations. The agreements governing the indebtedness of our subsidiary, including the Credit Agreement, impose restrictions on our subsidiary’s ability to pay dividends or other distributions to us. Our subsidiary is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiary for any reason could also limit or impair their ability to pay dividends or other distributions to us.
Our future earnings and earnings per share, as reported under GAAP, could be adversely impacted by the warrants granted to Amazon. If Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, this will dilute the ownership interests of our then-existing stockholders and could adversely affect the market price of our common stock.
The warrants granted to Amazon in 2019 increase the number of diluted shares reported, which has an effect on our diluted earnings per share to the extent the warrants actually vest. The warrants have an exercise price of approximately $15.17 per share, approximately 34% of which had vested as of December 31, 2023. A portion of the 2019 Warrants will vest incrementally based on aggregate global payments by Amazon to the Company or its affiliates pursuant to the ATSA. In addition, vesting can occur immediately in certain circumstances, including upon a change of control (as defined in the 2019 Warrant) or certain transfers of 30% or more of the voting power in the Company to a new person or group, other than any equity offering by the Company or the Apollo Stockholder pursuant to an effective registration statement so long as no person or group, within the meaning of the Exchange Act, acquires more than 50% of the voting power of the Company in such offering). If additional 2019 Warrants vest and Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, to the extent the common stock issued upon exercise of the 2019 Warrants is transferred to non-U.S. citizens, it will further limit the amount of our common stock that may be owned or controlled by other non-U.S. citizens. Furthermore, any sales in the public market of any common stock issuable upon the exercise of the 2019 Warrants could adversely affect prevailing market prices of our common stock.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
As of December 31, 2023, we had 53,291,001 shares of common stock outstanding, warrants to purchase 9,482,606 shares of common stock, options to purchase 4,061,252 shares of common stock and 434,744 shares of common stock that may be issued upon the vesting of outstanding restricted stock units. In addition, certain of our existing stockholders, including the Apollo Stockholder and Amazon, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Pursuant to these registration rights, we filed a "shelf" registration statement, under which the Apollo Stockholder and Amazon could offer and sell, from time-to-time, up to an aggregate of 34,352,603 shares of our common stock, including 9,482,606 shares of our common stock issuable upon exercise of outstanding warrants. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the Omnibus Incentive Plan and the SCA Acquisition Equity Plan. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult to sell shares of common stock at a time and price that you deem appropriate.
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
We expect that the payments we make under the income tax receivable agreement could be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will aggregate to be approximately $101,044 as of December 31, 2023. Payments in accordance with the terms of the income tax receivable agreement could have an adverse effect on our liquidity and financial condition.
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
For more information on the income tax receivable agreement, see Note 14 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

We have previously identified material weaknesses in our internal control over financial reporting, which have been remediated. If other control deficiencies are identified in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As disclosed in Part II, Item 9A, “Controls and Procedures,” we have previously identified material weaknesses in our internal control over financial reporting, which have been fully remediated in the quarter ended December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The first previously disclosed material weakness identified in the prior year related to management's controls over the accounting for complex, non-routine transactions that were not designed or implemented to operate with a sufficient level of precision. This included controls addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease. The additional previously disclosed material weakness identified in the quarter ended June 30, 2023, related to an ineffective risk assessment and lack of effective controls over the procurement process activities outsourced to a third-party service organization, including the ITGCs over the automation of processing of vendor invoices (i.e., scanning, routing, approving, and preparing the recording of invoices) and hosting of related information.

During 2023, our management completed a series of actions and measures that effectively remediated these previously disclosed material weaknesses and concluded that as of December 31, 2023 our internal control over financial reporting was effective, as described in Part II, Item 9A. We cannot assure you that additional material weaknesses will not arise in the future or that management has identified all material weaknesses. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. Any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.

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

If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions by the Nasdaq Stock Market, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business and the trading price of our common stock. The potential consequences of any material weakness could have a material adverse effect on our business, results of operations and financial condition.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 1C: CYBERSECURITY
As a regular part of our ordinary business operations, we collect and store sensitive data, including information necessary for our operations, information from our passengers, customers (including the DoD), employees and our business partners. The secure operation of our networks and systems, and those of our business partners and third-party service providers, on which this type of information is collected, processed, maintained and stored is critical to our business operations and strategy. We recognize these networks and systems may be subject to increasing and continually evolving cybersecurity risks.
Risk Management and Strategy
A significant cybersecurity incident to us or one of our third-party partners could result in a range of potentially material negative consequences for us, which could include lost revenue; unauthorized access to, disclosure, modification, misuse, loss or destruction of Company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of defending against, preparing for, responding to and remediating an incident may be substantial. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fees, fines, sanctions or other penalties, as well as injunctive relief requiring costly compliance measures. Due to the significant competition within the airline industry, a cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders.
For the reasons mentioned above, the secure operation of our networks and systems, and those of our business partners and third-party service providers, on which this type of information is collected, processed, maintained and stored is critical to our business operations and strategy. Cybersecurity risk is a focus of our control environment and included within our entity-level controls, process level controls, and general information technology controls. We regularly review and update our procedures, processes and technologies to prevent and protect against unauthorized access to, and to ensure the confidentiality, integrity, and availability of, our networks and systems. We have programs in place to identify and protect against cybersecurity weaknesses in our networks and systems, detect, contain, evaluate and respond to data security incidents and provide employee awareness training regarding phishing, malware and other cybersecurity risks.
Many of our policies align with the National Institute of Standards and Technology Cybersecurity Framework and we continually evaluate and enhance our cybersecurity procedures. Activities include mandatory online training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation and retention of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout the organization. These cybersecurity drills are performed both in-house and by third-party service providers. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a third-party security operations center to alert us to any potential cybersecurity threats. We have effected comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents.
We rely on third-party vendors to provide software solutions that are critical to our operations. We assess cybersecurity risk during onboarding for material vendors that receive sensitive information or provide services that are critical to our business, and regularly audit these providers after onboarding. We review vendors that are material to our ordinary business operations on an annual basis and monitor these vendors for compliance with cybersecurity best practices.
To assist in the review of our cybersecurity risks, as well as the risks associated with our material vendors, we engage third-party cybersecurity professionals. For example, we engage vendors to assist in vetting the cybersecurity of our material vendors and to facilitate incident response tabletop exercises.
Governance
Role of the Board of Directors
It is the duty of the Board of Directors to serve as a prudent fiduciary for shareholders and to oversee the management of our business. Our Board of Directors is responsible for establishing accountability for our executive officers and ensuring reasonable internal controls are in place, including processes and procedures for detecting, containing, evaluating and responding to cybersecurity incidents. The Board of Directors is informed of the cybersecurity threats potentially facing the Company and the Company’s prevention activities on a quarterly basis, or more frequently if needed, through discussions and presentations with our management and individuals directly responsible for our cybersecurity. These presentations include, as applicable, reports on the overall status of the Company’s cybersecurity program, discussion of material cybersecurity matters, including the results of penetration or other security testing, security incidents, and violations of the Company’s security policy, and recommended changes to the Company’s cybersecurity program. The Board of Directors is actively engaged in the Company’s ongoing efforts to increase incident response preparedness.
Role of Management
Our management is responsible for establishing and maintaining adequate cybersecurity over the secure operation of our networks and systems, and for evaluating and monitoring our cybersecurity risks associated with our business partners and third-party service providers. The Company’s CIO and CISO are responsible for managing these risks. These individuals have extensive experience in technology and information security within the airline industry.
The CIO and CISO are responsible for assessing the Company’s cybersecurity risks and, in conjunction with Legal where appropriate, establishing and maintaining a cybersecurity program to manage such risks. For example, the CIO and CISO oversee cybersecurity training for our employees and establish standards used to evaluate and monitor the process and control requirements we expect of our third-party partners as part of the Company’s overall cybersecurity program. The CIO and CISO lead a team that includes third-party cybersecurity professionals to administer the Company’s cybersecurity program. The CIO and CISO are responsible for the reporting of cybersecurity matters to the Board of Directors.
ITEM 2. PROPERTIES
Aircraft Fleet
We fly Boeing 737-NG aircraft, which we believe provides us significant operational and cost advantages compared to airlines that operate multiple fleet types. Flight crews are interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support are highly simplified relative to more complex fleets. As of December 31, 2023, Sun Country's fleet consisted of 60 Boeing 737-NG aircraft, comprised of 55 Boeing 737-800s and five Boeing 737-900ERs. This includes 42 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA with Amazon, and six aircraft that are currently on lease to unaffiliated airlines. We do not have an aircraft order book because we only purchase mid-life aircraft. As a result, unlike many other airlines, we are not locked into large future capital expenditures. Rather, we opportunistically take advantage of aircraft prices with purchases at the time of our choosing.
As of December 31, 2023, we operated 42 aircraft in our passenger fleet. Of these passenger aircraft, 13 were financed under finance leases, 26 of the owned aircraft were financed and three aircraft were unencumbered. The average age of the passenger aircraft in our fleet was approximately 15 years as of December 31, 2023.
During the year ended December 31, 2023, the Company acquired five 737-900ERs that are currently on lease to an unaffiliated airline. The Company obtained outright ownership of the Owned Aircraft Held for Operating Lease upon purchase and assumed the position of lessor until the end of the lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, the Owned Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The average age of the Owned Aircraft Held for Operating lease in our fleet was approximately 9 years as of December 31, 2023.
As of December 31, 2023, the Company had a commitment to purchase an aircraft with an expected delivery in the first quarter of 2024. The purchase agreement calls for a base price of $27,500 that is subject to adjustment based on the aircraft's maintenance condition on the date of delivery.
The Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. The leases have annual lease payments of approximately $2,000 for six years. As of December 31, 2023, the Company had taken control of one of the three aircraft, which was subsequently subleased. The sublease expires in the fourth quarter of 2024. The aircraft will be delivered to Sun Country on the sublease expiry date and the aircraft will continue to be leased by the Company. The aircraft is expected to be inducted into the Company's fleet upon redelivery. The age of the subleased aircraft was approximately 11 years as of December 31, 2023.
We also operate 12 aircraft dedicated to our Cargo business. These freighters had an average age of 21 years as of December 31, 2023. This fleet of freighters is subleased directly from Amazon and we operate them pursuant to the ATSA. Based upon review of the ATSA, the sublease arrangement does not qualify as a lease under ASC 842, Leases, because we do not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in our financial statements for the Amazon arrangement. We may expand our freighter fleet in order to serve additional cargo customers or provide additional service to Amazon.
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
We primarily operate out of eight of the 14 gates at Terminal 2 at MSP, which we have access to on an "Enhanced Priority" basis through 2028, with common use access to the remaining gates. All other leases for our terminal passenger service facilities, which include operational support space and baggage service offices, are leased on a month-to-month basis.
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
PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES AND EQUITY SECURITIES
Market Information
On March 17, 2021, our common stock began trading on the Nasdaq under the symbol “SNCY”. Prior to that date, there was no public market for our common stock. As of December 31, 2023, there were 53,291,001 shares of common stock outstanding and held of record by approximately 3 stockholders and no shares of preferred stock were outstanding. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names. We are unable to estimate the total number of stockholders represented by the holders. For this reason, the actual number of stockholders is greater than this number of record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The Company has 3,600,000 shares authorized under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan, of which 2,881,120 remains available as of December 31, 2023. For more information on the

Company's compensation plans, see Note 10 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	68,540	$33.03	2,881,120
Sun Country Airlines 2018 Equity Incentive Plan	3,992,712	$6.11	—
Total	4,061,252	$6.56	2,881,120
Purchases of Equity Security by the Issuer and Affiliated Purchasers
On October 31, 2022, the Company’s Board of Directors authorized a $50,000 stock repurchase program of its Common Stock. On August 1, 2023 and November 6, 2023, the Company's Board of Directors authorized the addition of $30,000 and $25,000, respectively to the Company's existing stock repurchase program. The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans.
The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time. Any repurchases made under this program will be funded from the Company’s existing cash flows, or future cash flows.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ in thousands) of Shares that May Yet be Purchased Under Plan
October 1-31, 2023	—	$—	—	$—
November 1-30, 2023 (1)	446,948	13.97	446,948	18,757
December 1-31, 2023	459,486	15.84	459,486	11,478
Total	906,434	$14.92	906,434	$11,478
_________________________________

(1)	On November 6, 2023, the Company's Board of Directors authorized an additional $25,000 to the Company's existing stock repurchase program.

Stock Performance Graph
The following graph compares the cumulative total return from March 17, 2021 through December 31, 2023 on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment on our common stock and each of the Indexes was $100 on March 17, 2021, and further assumes that all dividends are reinvested.

$160
$140
$120
$100
$80
$60
$40
3/17/2021
12/31/2021
12/31/2022
12/31/2023
SNCY
NYSE Arca Airline Index
NASDAQ Composite Index

	3/17/2021	12/31/2021	12/31/2022	12/31/2023
SNCY	$100.00	$74.90	$43.60	$43.24
NYSE Arca Airline Index	100.00	71.28	46.12	59.15
NASDAQ Composite Index	100.00	115.67	77.39	110.99
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
ITEM 6: [RESERVED]
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms "Sun Country," "we," "us" and "our" refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2023 and 2022. Also discussed is our financial position as of December 31, 2023 and 2022. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2021 items and fiscal year 2022 compared to fiscal year 2021, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, which was filed with the SEC and is incorporated herein by reference. This section should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report titled “Risk Factors” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report. The “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” should be read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic Scheduled Service, Charter, and Cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and VFR passengers, Charter customers and providing CMI service to Amazon, with flights throughout the U.S. and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Scheduled Service, Charter and Cargo business lines with the objective of generating high returns and margins and mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. This allows us to produce higher unit revenue with a competitive low-cost structure, in line with other ULCCs resulting in best-in-class unit profitability, while also providing greater resiliency to economic or industry downturns. This strategy has been implemented and executed by an experienced management team with deep knowledge of the industry.
Our Scheduled Service business combines low costs with a high-quality product to generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs, resulting in best-in-class unit profitability. Our business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a base fare and allow customers to purchase ancillary products and services for an additional fee), point-to-point service and a single-family fleet of Boeing 737-NG aircraft, which allow us to maintain a cost base comparable to ULCCs. However, we offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. For example, our product includes more average legroom than ULCCs, complimentary soft drinks and juices, complimentary in-flight entertainment, and in-seat power, none of which are offered by other ULCCs.
Our Charter business, which is one of the largest narrow body Charter operations in the United States, is a key component of our strategy because it provides both inherent diversification and downside protection as well as because it is synergistic with our other businesses. Our Charter business has several favorable characteristics, including: large repeat customers, more stable demand than Scheduled Service flying, and the ability to pass through certain costs, including fuel. Our diverse Charter customer base includes casino operators, the DoD, and collegiate and professional sports teams. Our Charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the DoD and sports teams still fly during normal economic downturns and our casino contracts are long-term in nature.
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

Pilot training throughput issues, fuel price volatility due to market conditions and geopolitical events, and the impact of macroeconomic conditions, including inflationary pressures, continue to impact the Company, as well as the industry. In the current demand environment, we have been able to maintain strong performance by relying on its core competency of optimizing capacity allocation by market, time of year, day of week and line of business by appropriately allocating capacity to best meet demand. Further, our diversified business model, which includes a focus on leisure and VFR passengers, Charter and e-commerce related Cargo service, is unique in the airline sector and mitigates the impact of economic and industry downturns on our business when compared with other large U.S. passenger airlines. This strategy has allowed us to offset a majority of these additional costs. Additionally, our Charter and Cargo businesses have the ability to pass on certain costs, including fuel. Our flexible business model gives us the ability to adjust our services in response to market conditions, which is targeted at producing the highest possible returns for Sun Country.
For more information on our business and strategic advantages, see the "Business" section within Part I, Item 1 of this Annual Report.
Operating Revenues
Scheduled Service. Scheduled Service revenue mainly consists of base fares and expired passenger travel credits.
Charter Service. Charter service revenue consists of revenue earned from our Charter business, primarily generated through our service to the DoD, collegiate and professional sports teams, and casinos.
Ancillary. Ancillary revenue consists primarily of revenue generated from air travel-related services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales.
Cargo. Cargo revenue consists of air cargo transportation services under the ATSA with Amazon, primarily related to e-commerce delivery services.
Other. Other revenue consists primarily of revenue from services in connection with our SCV products, including organizing ground services, such as hotel, car and transfers, as well as the rental revenue related to certain transactions where we act as an aircraft lessor. Other revenue also includes services not directly related to providing passenger services such as the advertising, marketing and brand elements resulting from our co-branded credit card program.
Operating Expenses
Aircraft Fuel. Aircraft fuel expense includes jet fuel, federal and state taxes, and other fees. Aircraft fuel expense can be volatile, even between quarters, due to global economic and geopolitical factors as well as domestic and local supply factors that impact the price of crude oil.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense includes salaries, hourly wages, bonuses, equity-based compensation, and profit sharing paid to employees for their services, as well as related expenses associated with medical benefits, employee benefit plans, employer payroll taxes and other employee related costs.
Aircraft Rent. Aircraft rent expense consists of monthly lease charges for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent, which consists of maintenance reserves paid to aircraft lessors in advance of the performance of significant maintenance activities that are not probable of being reimbursed to us by the lessor during the lease term, as well as lease return costs, which consist of all costs that would be incurred at the return of the aircraft, including costs incurred to return the airframe and engines to the condition required by the lease. As of December 31, 2023, we operated no aircraft under operating leases. The acquisition of future aircraft through operating leases is at the discretion of management. Aircraft rent expense was partially offset by the amortization of over-market liabilities related to unfavorable terms of our operating leases and maintenance reserves which existed as of the date of our acquisition by the Apollo Funds in 2018. As of December 31, 2023, we did not have any remaining over-market liabilities related to aircraft under operating leases which existed as of the date of our acquisition by the Apollo Funds in 2018, due to transactions which resulted in either acquiring these aircraft or executing amendments that modified the classification to a finance lease.
Maintenance. Maintenance expense includes the cost of all parts, materials and fees for repairs performed by us and our third-party vendors to maintain our fleet. It excludes direct labor costs related to our own mechanics, which are included in salaries, wages, and benefits expense. It also excludes maintenance expenses, which are deferred based on the built-in overhaul method for owned and finance leased aircraft, which is subsequently amortized as a component of depreciation and amortization expense. Certain maintenance expenses are reduced by the amortization of a liability (or contra-asset) established at the time of our acquisition by the Apollo Funds in 2018 related to maintenance events incurred by the new owners of Sun Country, but paid for by the previous owners. As of December 31, 2023, the contra-asset will be recognized as maintenance events occur or as the balance is applied towards the purchase price of aircraft that were reclassified to finance leases. For more information on these maintenance expense credits, see Note 2 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Sales and Marketing. Sales and marketing expense includes credit card processing fees, travel agent commissions and related GDS fees, advertising, sponsorship and distribution costs, such as the costs of our call centers, and costs associated with our loyalty program. It excludes related salary and wages of personnel, which are included in salaries, wages, and benefits expense.
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of fixed assets we own, amortization of leasehold improvements, amortization of finance leased assets, as well as the amortization of certain finite-lived intangible assets. It also includes the depreciation of significant maintenance expenses deferred under the built-in overhaul method for owned and certain finance leased aircraft.
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

Operating Statistics
Key Operating Statistics and Metrics

	Year Ended December 31, 2023 (1)				Year Ended December 31, 2022 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	26,144	10,387	13,009	50,040	23,166	8,616	11,619	43,686
Block hours (2)	82,618	21,154	34,592	139,841	76,081	17,788	32,691	127,361
Aircraft miles (2)	32,494,683	7,331,362	13,145,001	53,450,328	30,413,446	6,295,154	12,502,451	49,438,373
ASMs (thousands) (2)	6,044,011	1,286,175		7,416,189	5,637,233	1,093,530		6,771,340
TRASM (cents) (3)	12.27	14.78		12.56	11.40	14.78		11.87
Average passenger aircraft during the period (4)				41.8				35.9
Passenger aircraft at end of period (4)				42				42
Leased aircraft (5)				6				—
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (4)				6.9				7.2
Average stage length (miles)				1,090				1,155
Revenue passengers carried (6)	4,140,663				3,598,584
Revenue passenger miles (RPMs) (thousands) (6)	5,217,852				4,706,996
Load factor (6)	86.3%				83.5%
Average base fare per passenger (6)	$109.61				$121.80
Ancillary revenue per passenger (6)	$66.69				$53.49
Total fare per passenger (6)	$176.30				$175.29
Charter revenue per block hour (6)		$8,988				$9,086
Fuel gallons consumed (thousands) (2)	64,450	14,299		79,574	59,222	12,055		71,690
Fuel cost per gallon, excluding indirect fuel credits				$3.11				$3.75
Employees at end of period				2,783				2,510
CASM (cents) (7)				12.43				12.39
Adjusted CASM (cents) (8)				7.49				7.04
__________________________
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
(3)Scheduled Service TRASM includes Schedule Service revenue, Ancillary revenue, and ASM generating revenue classified within Other Revenue on the Consolidated Statements of Operations.
(4)Scheduled Service and Charter Service utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(5)Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft.
(6)Passenger-related statistics and metrics are shown only for Scheduled Service. Charter Service revenue is driven by flight statistics.
(7)CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(8)Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our Cargo operations, and certain other costs that are unrelated to our airline operations.

Results of Operations
For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,		$ Change	% Change
	2023	2022
Operating Revenues:
Scheduled Service	$453,862	$438,308	$15,554	4%
Charter	190,128	161,619	28,509	18%
Ancillary	276,133	192,506	83,627	43%
Passenger	920,123	792,433	127,690	16%
Cargo	99,735	90,350	9,385	10%
Other	29,762	11,661	18,101	155%
Total Operating Revenues	1,049,620	894,444	155,176	17%

Operating Expenses:
Aircraft Fuel	246,669	268,363	(21,694)	(8)%
Salaries, Wages, and Benefits	295,640	245,855	49,785	20%
Aircraft Rent	2,281	8,768	(6,487)	(74)%
Maintenance	60,588	46,604	13,984	30%
Sales and Marketing	34,105	31,053	3,052	10%
Depreciation and Amortization	88,151	67,641	20,510	30%
Ground Handling	37,506	33,816	3,690	11%
Landing Fees and Airport Rent	49,615	45,658	3,957	9%
Other Operating, net	107,565	90,978	16,587	18%
Total Operating Expenses	922,120	838,736	83,384	10%
Operating Income	127,500	55,708	71,792	129%

Non-operating Income (Expense), net:
Interest Income	10,180	4,527	5,653	125%
Interest Expense	(42,634)	(31,018)	(11,616)	37%
Other, net	(887)	(5,235)	4,348	(83)%
Total Non-operating Income (Expense), net	(33,341)	(31,726)	(1,615)	5%

Income before Income Tax	94,159	23,982	70,177	293%
Income Tax Expense	21,978	6,306	15,672	249%
Net Income	$72,181	$17,676	$54,505	308%
Total Operating Revenues increased $155,176, or 17%, to $1,049,620 for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The revenue increase was largely driven by an increase in demand for our passenger service offerings during the year ended December 31, 2023, as compared to the year ended December 31, 2022. Operating Revenues further benefited from the increase in Other as a result of the rental income associated with the five Owned Aircraft Held for Operating Lease acquired during the first half of 2023.

Passenger. Passenger revenue increased by $127,690, or 16%, to $920,123 for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The table below presents select operating data for lines of revenue within Passenger:

	Year Ended December 31,		Change		% Change
	2023	2022
Scheduled Service and Ancillary Statistics:
Departures	26,144	23,166	2,978		13%
Block Hours	82,618	76,081	6,537		9%
Passengers	4,140,663	3,598,584	542,079		15%
Average base fare per passenger	$109.61	$121.80	$(12.19)		(10)%
Ancillary revenue per passenger	$66.69	$53.49	$13.20		25%
Total Fare per passenger	$176.30	$175.29	$1.01		1%
RPMs (thousands)	5,217,852	4,706,996	510,856		11%
ASMs (thousands)	6,044,011	5,637,233	406,778		7%
TRASM (cents)	12.27	11.40	0.87		8%
Passenger load factor	86.3%	83.5%	2.8	pts	N/A

Charter Statistics:
Departures	10,387	8,616	1,771		21%
Block hours	21,154	17,788	3,366		19%
Charter revenue per block hour	$8,988	$9,086	(98)		(1)%
The year-over-year increase in Scheduled Service operating revenue was primarily the result of an increase in demand year-over-year. The year-over-year increase in demand is demonstrated by a 15% increase in passengers, which was supported by a 7% increase in ASMs. Strong demand kept Total Fare per passenger materially consistent year-over-year, despite the growth in operations. The 15% increase in Scheduled Service passengers during the period also resulted in greater sales of our ancillary products.
Passenger revenue was further supported by the $28,509 increase, or 18%, to $190,128 for Charter Service revenue during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in Charter Service revenue was driven by a 21% and 19% increase in Charter Service departures and block hours, respectively, primarily because of increased utilization by our long-term contract customers.
Cargo. Revenue from Cargo services increased $9,385, or 10%, to $99,735 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily driven by a 12% and 6% increase in Cargo departures and block hours, respectively. Revenue for the year ended December 31, 2023 also benefited from the annual rate escalation included in the ATSA, which went into effect on December 13, 2022.
Other. Other revenue increased $18,101, or 155%, to $29,762 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Other revenue in the current year benefited from $17,689 of rental revenue primarily associated with the five Owned Aircraft Held for Operating Lease acquired during the first half of 2023.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Year Ended December 31,		Change	% Change
	2023	2022
Total Aircraft Fuel Expense	$246,669	$268,363	$(21,694)	(8)%
Indirect Fuel Credits	976	739	237	32%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$247,645	$269,102	$(21,457)	(8)%
Fuel Gallons Consumed (thousands)	79,574	71,690	7,884	11%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$3.11	$3.75	$(0.64)	(17)%
Aircraft Fuel expense decreased by 8% year-over-year, primarily due to a 17% decrease in the average fuel cost per gallon, slightly offset by an 11% increase in consumption as a result of the increased operations.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $49,785, or 20%, to $295,640 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The year-over-year increase in Salaries, Wages, and Benefits was due to an 11% increase in employee headcount, increased per unit costs for pilots and flight crews to support the increase in operations, and an acceleration of stock-based compensation expense recognized during the current year for our time-based and performance-based stock options. For more information on the acceleration of stock-based compensation expense, see Note 10 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Aircraft Rent. Aircraft rent expense decreased $6,487, or 74%, to $2,281 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases (expense is recorded within Aircraft Rent) to owned aircraft or finance leases (expense is recorded through Depreciation and Amortization and Interest Expense). For the years ended December 31, 2023 and 2022, there was an average of one and four aircraft under operating leases, respectively. As of December 31, 2023, we did not operate any aircraft under operating leases. The acquisition of new aircraft through operating leases is at the discretion of management.
Maintenance. Maintenance materials and repair expense increased $13,984, or 30%, to $60,588 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in Maintenance expense was primarily driven by higher maintenance costs due to the year-over-year increase in the size of our fleet and operations, as well as an increase in heavy maintenance events and unscheduled repair events.
Sales and Marketing. Sales and marketing expense increased $3,052, or 10%, to $34,105 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The year-over-year increase was driven by approximately $2,900 increase in credit card processing and other travel agent fees, as a result of the 15% increase in Scheduled Service passengers.
Depreciation and Amortization. Depreciation and amortization expense increased $20,510, or 30%, to $88,151 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of owned aircraft and aircraft under finance leases (the expense is recorded as Depreciation and Amortization and Interest Expense). For the years ended December 31, 2023 and 2022, there were an average of 33 and 25 owned aircraft and 12 and 11 aircraft under finance leases, respectively.

Ground Handling. Ground handling expense increased $3,690, or 11%, to $37,506 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily driven by the 15% increase in Passenger segment departures, due to our expanding operations, as well as rate increases due to inflationary and market pressures.
Landing Fees and Airport Rent. Landing fees and airport rent increased $3,957, or 9%, to $49,615 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily driven by the 15% increase in Passenger segment departures, resulting from our expanding operations, as well as rate increases due to inflationary and market pressures.
Other Operating, net. Other operating, net expense increased $16,587, or 18%, to $107,565 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to the 15% increase in total departures, which resulted in higher crew travel costs and catering expenses.
Non-operating Income (Expense)
Interest Income. Interest income increased by $5,653, or 125%, to $10,180 for the year ended December 31, 2023. The increase was primarily due to the prior year change in our investment strategy, which led to the purchase of debt securities in May 2022. The continued rise in interest rates also contributed to the increase in the current year.
Interest Expense. Interest expense increased $11,616, or 37%, to $42,634 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The change was primarily due to a 19% increase in owned aircraft that were financed or refinanced with debt proceeds. This includes the term loan credit facility for the purpose of financing the five Owned Aircraft Held for Operating Lease purchased during the first half of 2023, which was financed in a higher interest rate environment. The year-over-year increase was partially offset by a $1,557 loss on extinguishment of debt incurred during the year ended December 31, 2022 related to the repayment of the DDTL. For more information on the Company's Debt, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Other, net. Other, net decreased by $4,348 to a net expense of $887 for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The change over prior year was primarily due to the $5,000 adjustment to increase the estimated TRA liability during the prior year, partially offset by $1,128 of secondary offering expenses incurred during 2023. For more information on the TRA Liability and secondary offerings, see Note 14 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.
Income Tax Expense. Our effective tax rate decreased by 3.0% to 23.3% for the year ended December 31, 2023, as compared to 26.3% for the year ended December 31, 2022. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The year-over-year decrease in the effective tax rate was impacted by the non-taxable adjustments of the TRA liability, which was an expense of $5,000 in 2022. The adjustment to the TRA Liability during the year ended December 31, 2023 was immaterial. For more information on the Company's tax rate and the TRA Liability, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.

Segment Information
For the Years Ended December 31, 2023 and 2022:

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$949,885	$99,735	$1,049,620	$804,094	$90,350	$894,444
Operating Expenses:
Aircraft Fuel	246,600	69	246,669	268,279	84	268,363
Salaries, Wages, and Benefits	225,744	69,896	295,640	189,134	56,721	245,855
Aircraft Rent	2,281	—	2,281	8,768	—	8,768
Maintenance	46,211	14,377	60,588	33,293	13,311	46,604
Sales and Marketing	34,105	—	34,105	31,053	—	31,053
Depreciation and Amortization	88,098	53	88,151	67,530	111	67,641
Ground Handling	37,506	—	37,506	33,808	8	33,816
Landing Fees and Airport Rent	49,175	440	49,615	45,234	424	45,658
Other Operating, net	87,293	20,272	107,565	71,148	19,830	90,978
Total Operating Expenses	817,013	105,107	922,120	748,247	90,489	838,736
Operating Income (Loss)	$132,872	$(5,372)	$127,500	$55,847	$(139)	$55,708

Operating Margin %	14.0%	(5.4)%	12.1%	6.9%	(0.2)%	6.2%
Passenger. Passenger operating income increased by $77,025 to $132,872 for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Operating Margin Percentage increased by 7.1 percentage points, to 14.0%, from 6.9% over the same period. The increase in Passenger Operating Income and Operating Margin was driven by a year-over-year increase in demand for passenger service, supported by an increase in the average passenger aircraft which increased capacity and ASMs. Passenger Operating Income and Operating Margin for the year ended December 31, 2023 also benefited from a 8% year-over-year decrease in Aircraft Fuel expense due to a 17% decrease in the average fuel cost per gallon, slightly offset by an 11% increase in consumption. These amounts were partially offset by an increase in Salaries, Wages, and Benefits due to an increase in employee head count and an increase in per unit costs for pilots to support our expanded operations, as well as an increase in other operating expenses resulting from an increase in departures. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo had an operating loss of $5,372 for the year ended December 31, 2023, as compared to a loss of $139 for the year ended December 31, 2022, which is a decrease of $5,233. Operating Margin Percentage decreased by 5.2 percentage points over the same periods. The decrease was primarily driven by a year-over-year increase in Salaries, Wages, and Benefits due to an increase in employee head count and an increase in per unit costs for pilots. The decreases in Operating Loss and Operating Margin Percentage were partially offset by the annual rate escalation included in the ATSA, which went into effect on December 13, 2023 and 2022. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.
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

	Year Ended December 31,
	2023	2022
Adjusted Operating Income Margin reconciliation:
Operating Revenue	$1,049,620	$894,444
Operating Income	127,500	55,708

Stock Compensation Expense	9,274	2,774
Adjusted Operating Income	$136,774	$58,482

Operating Income Margin	12.1%	6.2%
Adjusted Operating Income Margin	13.0%	6.5%
The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Year Ended December 31,
	2023	2022
Adjusted Net Income reconciliation:
Net Income	$72,181	$17,676

Stock compensation expense	9,274	2,774
Gain on asset transactions, net (a)	—	(318)
Loss on refinancing credit facility	—	1,557
Secondary Offering Costs	1,128	—
TRA adjustment (b)	(331)	5,000
Income tax effect of adjusting items, net (c)	(2,392)	(923)
Adjusted Net Income	$79,860	$25,766
__________________________

(a)	Due to changes in the Company’s operations, Management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted Net Income because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense), net.
(c)	The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period. The TRA adjustment is not tax deductible and therefore not included in this adjustment.

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Year Ended December 31,
	2023	2022
Adjusted EBITDA Reconciliation:
Net Income	$72,181	$17,676
Stock Compensation expense	9,274	2,774
Gain on asset transactions, net (a)	—	(318)
Secondary Offering Costs	1,128	—
TRA adjustment (b)	(331)	5,000
Interest Income	(10,180)	(4,527)
Interest expense	42,634	31,018
Provision for income taxes	21,978	6,306
Depreciation and Amortization	88,151	67,641
Adjusted EBITDA	$224,835	$125,570
__________________________

(a)	Due to changes in the Company’s operations, Management determined that, beginning in the fourth quarter of 2022, certain asset transactions will no longer be included as adjustments to Adjusted EBITDA because these transactions are part of our recurring operations. This change was made prospectively beginning in the fourth quarter of 2022, and no prior period amounts have been adjusted.
(b)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense), net.
CASM and Adjusted CASM
CASM is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our Cargo operations, depreciation and amortization recognized on certain assets that generate lease income, stock-based compensation, certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our Board of Directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. During the year ended December 31, 2023, we entered into a series of transactions where we act as an aircraft lessor. As of December 31, 2023, we leased or subleased six aircraft. Depreciation and Amortization expense on these aircraft materially began during the three months ended June 30, 2023. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. Our compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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
The following tables present the reconciliation of CASM to Adjusted CASM.

	Year Ended December 31,
	2023		2022
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$922,120	12.43	$838,736	12.39
Less:
Aircraft Fuel	246,669	3.33	268,363	3.96
Stock Compensation expense	9,274	0.12	2,774	0.04
Cargo expenses, not already adjusted above	102,995	1.39	89,765	1.33
Sun Country Vacations	1,138	0.01	1,043	0.02
Leased Aircraft, Depreciation and Amortization Expense	6,669	0.09	—	—
Adjusted CASM	$555,375	7.49	$476,791	7.04

Available Seat Miles	7,416,189		6,771,340
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
Our primary sources of liquidity as of December 31, 2023 included our existing cash and cash equivalents of $46,279 and short-term investments of $141,127, our expected cash generated from operations, and the $24,650 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $17,401 as of December 31, 2023, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that Charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
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
Aircraft – As of December 31, 2023, we had a fleet of 60 Boeing 737-NG aircraft. This includes 42 aircraft in the passenger fleet and 12 cargo operated aircraft through the ATSA and six aircraft that are currently on lease to unaffiliated airlines. During the year ended December 31, 2023, we acquired five Owned Aircraft Held for Operating Lease for total consideration of approximately $158,000.
For more information on our fleet and probable future aircraft acquisitions, see Note 5, Note 9, and Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. For more information on the purchase of five Owned Aircraft Held for Operating Lease, see Note 6 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance of scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Consolidated Balance Sheets. As of December 31, 2023, we had $45,721 of total Lessor Maintenance Deposits. As of December 31, 2023, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Investments - We invest cash and cash equivalents in highly liquid securities with strong credit ratings. As of December 31, 2023, we held $134,240 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
We also hold $6,887 of Certificates of Deposit that are included in Investments on the Consolidated Balance Sheets as of December 31, 2023.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft.
As of December 31, 2023, we had $24,650 of the $25,000 Revolving Credit Facility available due to $350 being pledged to support a letter of credit, and no balance drawn. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. We were in compliance with these covenants as of December 31, 2023 and December 31, 2022.
Debt - We may obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance, aircraft. In December 2019, we arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft. During March 2022, we arranged for the issuance of Class A and Class B trust certificates Series 2022-1 (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft.
During the year ended December 31, 2023, we executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The loan is to be repaid monthly through March 2030. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Owned Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the

Company and a LTV ratio calculation is completed at the end of the lease term. The interest rate in effect as of December 31, 2023 was 9.2%. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-Term Debt, net on our Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause may be applied towards the prepayment.
During the fourth quarter of 2023, one of the Owned Aircraft Held for Operating Lease was within 12 months of the end of its lease term. We obtained an appraisal on the aircraft from an independent, third-party specialist, which confirmed that the LTV level was not in excess of 75% as of the test date. As a result, no amounts related to an estimated principal prepayment have been reclassified from Long-term Debt, net to Current Maturities of Long-Term Debt, net on our Consolidated Balance Sheets as of December 31, 2023.
For more information on our credit facilities or debt, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
TRA Liability - In connection with the Company’s IPO, we entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). We will retain the benefit of the remaining 15% of these cash savings.
During the year ended December 31, 2023, we made a payment of $2,425 to the TRA holders. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	December 31,
	2023	2022
Cash and Cash Equivalents	$46,279	$92,086
Available-for-Sale Securities	134,240	172,635
Amount Available Under Revolving Credit Facility	24,650	24,650
Total Liquidity	$205,169	$289,371

	December 31,
	2023	2022
Total Debt, net	$401,645	$352,235
Finance Lease Obligations	277,302	251,296
Operating Lease Obligations	18,830	26,132
Total Debt and Lease Obligations	697,777	629,663
Stockholders' Equity	514,403	492,712
Total Invested Capital	$1,212,180	$1,122,375

Debt-to-Capital	0.58	0.56

Sources and Uses of Liquidity

	Year Ended December 31,		$ Change	% Change
	2023	2022
Total Operating Activities	$174,120	$127,440	$46,680	37%

Investing Activities:
Purchases of Property & Equipment	(218,160)	(187,922)	(30,238)	16%
Proceeds from the Sale of Property & Equipment	4,953	2,451	2,502	102%
Proceeds from Insurance Settlements	—	8,865	(8,865)	NM
Purchases of Investments	(95,535)	(178,960)	83,425	(47)%
Proceeds from the Sale of Investments	291	1,236	(945)	(76)%
Proceeds from the Maturities of Investments	137,220	5,000	132,220	NM
Total Investing Activities	(171,231)	(349,330)	178,099	(51)%

Financing Activities:
Proceeds from Stock Option and Warrant Exercises, net	2,652	1,934	718	37%
Common Stock Repurchases	(68,585)	(25,054)	(43,531)	174%
Proceeds from Borrowings	119,200	188,277	(69,077)	(37)%
Repayment of Finance Lease Obligations	(21,883)	(42,062)	20,179	(48)%
Repayment of Borrowings	(69,276)	(113,492)	44,216	(39)%
Payment of Tax Receivable Agreement Liability	(2,425)	—	(2,425)	NM
Debt Issuance Costs	(1,820)	(2,570)	750	(29)%
Total Financing Activities	(42,137)	7,033	(49,170)	NM
Net Decrease in Cash	$(39,248)	$(214,857)	$175,609	(82)%
__________________________
“Cash” consists of Cash, Cash Equivalents and Restricted Cash
“NM” stands for not meaningful
Operating Cash Flow Activities
Operating activities in the years ended December 31, 2023 and 2022 provided $174,120 and $127,440 of cash, respectively. During the years ended December 31, 2023 and 2022, Net Income was $72,181 and $17,676, respectively. For more information on the components of Net Income for the years ended December 31, 2023 and 2022, refer to the Consolidated Results of Operations discussion above.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Air Traffic liabilities were materially consistent year-over-year.
Aircraft Fuel. Aircraft Fuel expense represented approximately 27% and 32% of our total operating expense for the years ended December 31, 2023 and 2022, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 17% year-over-year due to the impact of global geopolitical events on the price of fuel during the year ended December 31, 2022. Fuel consumption has increased by 11% year-over-year, as a result of the increase in fleet size and total operations. We expect volatility in Aircraft Fuel prices per gallon throughout 2024 due to market conditions and global geopolitical events.

Operating Leases. Payments for our Operating Lease Liabilities decreased primarily due to the composition of our aircraft fleet shifting from aircraft under operating leases to owned aircraft or finance leases. For the years ended December 31, 2023 and 2022, there was an average of one and four aircraft under operating leases, respectively. As of December 31, 2023, we operated no aircraft under operating leases.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $218,160 and $187,922 for the years ended December 31, 2023 and 2022, respectively. Our capital expenditures during the year ended December 31, 2023 primarily included the purchase of five Owned Aircraft Held for Operating Lease and one incremental aircraft for our passenger fleet.
Our capital expenditures during the year ended December 31, 2022 primarily included the purchase of five incremental aircraft, two aircraft off operating leases, five spare engines, and a flight simulator.
Investments. During the year ended December 31, 2023, our net investment activity resulted in cash inflows of $41,976 primarily due to maturing debt securities exceeding purchases of investments. These maturing cash inflows were used to fund the purchase of aircraft during the year ended December 31, 2023. During the second quarter of 2022, we changed our investment strategy which led to the purchase of $178,960 of investments during the year ended December 31, 2022.
Financing Cash Flow Activities
Debt. During the year ended December 31, 2023, we executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The loan is to be repaid monthly through March 2030. In March 2022, we arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. Five of these aircraft were owned fleet assets previously financed by the DDTL, which was repaid with the proceeds from the 2022-1 EETC.
We are required to make bi-annual principal and interest payments on the 2022-1 EETC each March and September, through March 2031. We are required to make bi-annual principal and interest payments on the 2019-1 EETC each June and December, through December 2027.
For additional information regarding these financing arrangements, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Finance Leases. Our repayments of finance lease obligations were $21,883 and $42,062 for the years ended December 31, 2023 and 2022, respectively. During 2022, we purchased two aircraft previously classified as finance leases using proceeds from the 2022-1 EETC. The resulting cash outflows are recorded as payments for finance lease obligations. There were no similar aircraft transactions during the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, there were an average of 12 and 11 finance leases, respectively.
Common Stock Repurchases. During the year ended December 31, 2023, we repurchased 4,213,975 shares of our Common Stock at a total cost of $68,585, or an average price of $16.28 per share. The repurchases were part of secondary public offerings of our shares by the Apollo Stockholder, as well as open market purchases. During the fourth quarter of 2022, we entered into a $25,000 Accelerated Share Repurchase Program, which was settled in January 2023 resulting in 1,371,518 shares repurchased at an average price of $18.23 per share. For more information on the stock repurchase program and this purchase, see Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
TRA Payments. During the year ended December 31, 2023, we made a payment of $2,425 to the TRA holders. For more information on the payment of the TRA, see Note 14 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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
Fuel Consortia. We currently participate in fuel consortia at various airports throughout the U.S. and we expect to expand our participation with other airlines in fuel consortia and fuel committees at our airports where economically beneficial. These agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Consortia that are governed by interline agreements are either, 1) not VIEs because they are not legal entities, or 2) are variable interest entities, but the Company is not deemed the primary beneficiary. Therefore, these agreements are not reflected on our Consolidated Balance Sheets. There are no assets or liabilities on our Balance Sheets related to these VIEs, since our participation is limited to purchasing aircraft fuel.
We have no other off-balance sheet arrangements.
Commitments and Contractual Obligations
Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt. For further detail of our long-term debt and the timing of expected future payments, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report. Interest coupon payments on the Company's EETC financings are paid semi-annually. The Term Loan is repaid monthly.
•Aircraft Leases and Maintenance Reserves. For more information on our finance leases, as well as the timing of expected future lease payments, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report.
•TRA Liability. For more information on the TRA liability to be paid to the TRA holders, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report.
For additional information on the status of our union contracts, as well as our contractual obligations and commitments, refer to Note 2 and Note 17 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2023.
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
We have identified the following critical accounting policies:
–Revenue Recognition
–Asset Impairment Analysis
Revenue Recognition
Scheduled Service, Charter Service, and most Ancillary revenues are recognized when the passenger flight occurs. Revenues exclude amounts collected on behalf of other parties, including transportation taxes.
We initially defer Scheduled Service ticket sales as an air traffic liability and recognizes revenue when the passenger flight occurs. Unused non-refundable tickets expire at the date of scheduled travel and are recorded as revenue unless the customer notifies the Company in advance of such date that the customer will not travel. If notification is made, a travel credit is created for the face value, including ancillary fees, less applicable change fees. Revenue for change fees is deferred and recognized when the passenger travel is provided.
Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. As of December 31, 2023 and 2022, the Company’s air traffic liability included $6,048 and $10,192, respectively, related to travel credits for future travel. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. During the years ended December 31, 2023 and 2022, the Company recorded $10,240 and $12,560, respectively, of estimated travel credit breakage. A portion of travel credits will expire unused, at which time any remaining revenue is recognized.
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
For the year ended December 31, 2023, a 10% change in the Company’s estimated travel credit breakage rate would have resulted in a change to Passenger Revenue of approximately $827.
There are no critical accounting estimates associated with Charter or Cargo revenue recognition that would materially impact the amount of revenue recognized in any specific period.

Asset Impairment Analysis
The Company’s long-lived assets, such as Property & Equipment and finite-lived Intangible Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s assets include aircraft and associated engines, operating and finance lease assets, the Company’s customer relationship and over-market finite-lived intangible assets, and other long-lived assets. The Company reviews the current economic and operating environment to determine whether events or circumstances indicate that these assets (or asset groups) may be impaired. Such indicators include, but are not limited to: 1) significant, permanent decrease in the market price of the Company’s long-lived assets, 2) significant decrease in the projected cash flows generated from the use of its long-lived assets, 3) changes in the estimated useful life or productive capacity of the asset, 4) changes in the regulatory environment in which the Company operates, and 5) a decision to permanently remove flight equipment or other long-lived assets from operations. If such factors are identified and the Company determines that the carrying amount of the long-lived asset (or asset group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the asset (or asset group’s) carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
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
To determine whether impairment exists, the Company groups its assets based on the lowest level of identifiable cash flows. The Company operates a fleet comprised exclusively of one type of aircraft, the Boeing 737-NG. Therefore, the Company's largest asset group is its fleet of 737-NG aircraft, associated engines, as well as related finite-lived intangible assets. Primarily all of the Company’s long-lived assets are owned by, or associated with, the Passenger operating segment.
The Company has not recorded an impairment on its long-lived assets for any of the periods presented in these Consolidated Financial Statements, nor did it identify any triggering events during the year ended December 31, 2023 and 2022.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. For example, based on our forecasted Aircraft Fuel expense for the first quarter of 2024, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase Aircraft Fuel expense by approximately $233. Aircraft Fuel expense does not include amounts where we are considered the customer's agent for procuring fuel. We had no fuel option and swap contracts in place to hedge the economic risk associated with volatile fuel prices as of December 31, 2023. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the $119,200 term loan credit facility used to finance the Owned Aircraft Held for Operating Lease. A 100 basis point increase in interest rates on the term loan would result in a corresponding increase in interest expense of approximately $1,084 annually. As of the date of this filing, the entire term loan credit facility has been drawn. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of December 31, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit. As of December 31, 2023, no amounts on the Revolving Credit Facility had been drawn.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $134,240 as of December 31, 2023. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sun Country Airlines Holdings, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sun Country Airlines Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Relative fair value measurement of the five aircraft held for operating lease and related maintenance rights asset
As discussed in Note 6 to the consolidated financial statements, the Company acquired five aircraft in 2023, including the related maintenance right assets and over-market intangible assets for total consideration of $157,926 thousand. The Company performed a fair value measurement for each of the acquired assets and allocated the total consideration paid to the underlying assets based upon their relative fair value as of the acquisition date. At the time of the acquisition, the Company allocated $114,652 thousand of the total consideration to the estimated fair value of the aircraft held for operating lease, which was principally based on market appraisals.
We identified the assessment of the fair value of the acquired aircraft as a critical audit matter. The estimation of the fair value of the acquired aircraft involved a subjective determination of estimated market prices, which required the use of professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the fair value of the acquired aircraft. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the fair value of the acquired aircraft by developing an independent estimate of the fair value using market prices for comparable aircraft considering the aircraft model, age and utilization levels, and comparing it to the Company’s estimate of fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
Minneapolis, Minnesota
February 14, 2024

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$46,279	$92,086
Restricted Cash	17,401	10,842
Investments	141,127	178,936
Accounts Receivable, net of an allowance for credit losses of $17 and $231, respectively	38,166	35,124
Short-term Lessor Maintenance Deposits	1,046	1,241
Inventory, net of a reserve for obsolescence of $977 and $1,107, respectively	7,793	7,659
Prepaid Expenses	15,823	11,423
Other Current Assets	3,716	8,179
Total Current Assets	271,351	345,490
Property & Equipment, net:
Aircraft and Flight Equipment	685,559	636,584
Aircraft and Flight Equipment Held for Operating Lease	154,185	—
Ground Equipment and Leasehold Improvements	39,847	35,948
Computer Hardware and Software	17,875	10,831
Finance Lease Assets	304,384	261,991
Rotable Parts	19,848	17,059
Total Property & Equipment	1,221,698	962,413
Accumulated Depreciation & Amortization	(252,717)	(176,746)
Total Property & Equipment, net	968,981	785,667
Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $24,190 and $18,890, respectively	83,551	85,110
Operating Lease Right-of-use Assets	14,917	22,182
Aircraft Deposits	9,564	9,134
Long-term Lessor Maintenance Deposits	44,675	32,433
Deferred Tax Assets	—	12,956
Other Assets	8,365	9,217
Total Other Assets	383,295	393,255
Total Assets	$1,623,627	$1,524,412
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$59,011	$62,370
Accrued Salaries, Wages, and Benefits	33,305	26,521
Accrued Transportation Taxes	18,097	17,666
Air Traffic Liabilities	157,996	157,995
Finance Lease Obligations	44,756	17,990
Loyalty Program Liabilities	9,898	13,963
Operating Lease Obligations	2,219	6,296
Current Maturities of Long-term Debt	74,177	57,548
Income Tax Receivable Agreement Liability	3,250	2,260
Other Current Liabilities	15,873	14,519
Total Current Liabilities	418,582	377,128
Long-term Liabilities:
Finance Lease Obligations	232,546	233,306
Loyalty Program Liabilities	3,839	1,474
Operating Lease Obligations	16,611	19,836
Long-term Debt	327,468	294,687
Deferred Tax Liability	9,148	—
Income Tax Receivable Agreement Liability	97,794	101,540
Other Long-term Liabilities	3,236	3,729
Total Long-term Liabilities	690,642	654,572
Total Liabilities	1,109,224	1,031,700
Commitments and Contingencies (Note 17)
Stockholders' Equity:
Common Stock with $0.01 par value, 995,000,000 shares authorized, 58,878,723 and 58,217,647 issued and 53,291,001 and 57,325,238 outstanding at December 31, 2023 and 2022, respectively	589	582
Preferred Stock with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Treasury Stock, at cost, 5,587,722 and 892,409 shares held at December 31, 2023 and 2022, respectively	(94,341)	(17,605)
Additional Paid-In Capital	513,988	488,494
Retained Earnings	94,229	22,048
Accumulated Other Comprehensive Loss	(62)	(807)
Total Stockholders' Equity	514,403	492,712
Total Liabilities and Stockholders' Equity	$1,623,627	$1,524,412
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating Revenues:
Passenger	$920,123	$792,433	$523,945
Cargo	99,735	90,350	91,428
Other	29,762	11,661	7,642
Total Operating Revenue	1,049,620	894,444	623,015

Operating Expenses:
Aircraft Fuel	246,669	268,363	129,110
Salaries, Wages, and Benefits	295,640	245,855	178,207
Aircraft Rent	2,281	8,768	17,653
Maintenance	60,588	46,604	40,095
Sales and Marketing	34,105	31,053	22,060
Depreciation and Amortization	88,151	67,641	57,075
Ground Handling	37,506	33,816	26,981
Landing Fees and Airport Rent	49,615	45,658	40,726
Special Items, net	—	—	(72,419)
Other Operating, net	107,565	90,978	71,580
Total Operating Expenses	922,120	838,736	511,068
Operating Income	127,500	55,708	111,947

Non-operating Income (Expense), net:
Interest Income	10,180	4,527	85
Interest Expense	(42,634)	(31,018)	(26,326)
Other, net	(887)	(5,235)	14,624
Total Non-operating Income (Expense), net	(33,341)	(31,726)	(11,617)

Income before Income Tax	94,159	23,982	100,330
Income Tax Expense	21,978	6,306	19,082
Net Income	$72,181	$17,676	$81,248

Net Income per share to common stockholders:
Basic	$1.30	$0.31	$1.47
Diluted	$1.23	$0.29	$1.37
Shares used for computation:
Basic	55,507,144	57,951,955	55,182,811
Diluted	58,524,652	61,046,595	59,324,040
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net Income	$72,181	$17,676	$81,248

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on Available-for-Sale securities, net of deferred tax expense (benefit) of $222, $(241), and $—, respectively	745	(807)	—
Other Comprehensive Income (Loss)	745	(807)	—
Comprehensive Income	$72,926	$16,869	$81,248

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Warrants	Common Stock		Treasury Stock		Loans to Stockholders	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount	Shares	Amount
December 31, 2020	885,052	46,839,659	$468	—	$—	$(3,500)	$248,525	$38,324	$—	$283,817
Stock issued for Stock-Based Awards	—	718,985	7	—	—	—	4,226	—	—	4,233
Shares Surrendered by Stockholders	—	(140,737)	(1)	—	—	3,500	(3,499)	—	—	—
Initial Public Offering	—	10,454,545	105	—	—	—	225,224	—	—	225,329
Net Income	—	—	—	—	—	—	—	81,248	—	81,248
Income Tax Receivable Agreement	—	—	—	—	—	—	—	(115,200)	—	(115,200)
Amazon Warrants	758,608	—	—	—	—	—	5,600	—	—	5,600
Stock-based Compensation	—	—	—	—	—	—	5,562	—	—	5,562
December 31, 2021	1,643,660	57,872,452	$579	—	$—	$—	$485,638	$4,372	$—	$490,589
Stock issued for Stock-Based Awards	—	345,195	3	—	—	—	1,983	—	—	1,986
Net Stock Settlement of Stock-Based Awards	—	—	—	1,823	(52)	—	—	—	—	(52)
Common Stock Repurchases	—	—	—	890,586	(17,553)	—	(7,501)	—	—	(25,054)
Net Income	—	—	—	—	—	—	—	17,676	—	17,676
Amazon Warrants	758,608	—	—	—	—	—	5,600	—	—	5,600
Stock-based Compensation	—	—	—	—	—	—	2,774	—	—	2,774
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(807)	(807)
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$—	$488,494	$22,048	$(807)	$492,712
Stock issued for Stock-Based Awards	—	661,076	7	—	—	—	2,653	—	—	2,660
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	—	(8)
Common Stock Repurchases	—	—	—	4,694,907	(76,728)	—	7,501	—	—	(69,227)
Net Income	—	—	—	—	—	—	—	72,181	—	72,181
Amazon Warrants	821,825	—	—	—	—	—	6,066	—	—	6,066
Stock-based Compensation	—	—	—	—	—	—	9,274	—	—	9,274
Other Comprehensive Income	—	—	—	—	—	—	—	—	745	745
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$—	$513,988	$94,229	$(62)	$514,403
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net Income	$72,181	$17,676	$81,248
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	88,151	67,641	57,075
Tax Receivable Agreement Adjustment	(331)	5,000	(16,400)
Operating Lease Right-of-use Assets	4,291	1,538	16,477
Gain on Asset Transactions, net	(1,305)	(1,107)	(5)
Unrealized Gain on Fuel Derivatives	—	—	(3,527)
Amortization of Over-market Liabilities	(687)	(2,837)	(5,236)
Amortization of Over-market Assets	1,300	—	—
Deferred Income Taxes	21,886	4,893	18,609
Amazon Warrants Vested	6,066	5,600	5,600
Stock-based Compensation Expense	9,274	2,774	5,562
Amortization of Debt Issuance Costs and Debt Securities	(1,764)	172	1,239
Property & Equipment Write-Off	184	—	—
Loss on Extinguishment of Debt	—	1,557	1,224
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,667)	(3,312)	(481)
Inventory	(1,458)	(3,014)	(484)
Prepaid Expenses	(4,394)	(2,918)	(510)
Lessor Maintenance Deposits	(12,047)	(13,005)	(8,089)
Aircraft Deposits	(457)	(2,583)	445
Other Assets	(2,881)	(8,403)	2,351
Accounts Payable	(3,028)	17,623	5,820
Accrued Transportation Taxes	430	4,930	6,853
Air Traffic Liabilities	1	39,433	17,486
Loyalty Program Liabilities	(1,701)	(4,281)	(2,351)
Operating Lease Obligations	(4,387)	(1,718)	(37,101)
Other Liabilities	7,463	1,781	13,171
Net Cash Provided by Operating Activities	174,120	127,440	158,976
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(218,160)	(187,922)	(123,332)
Proceeds from the Sale of Property & Equipment	4,953	2,451	56
Proceeds from Insurance Settlements	—	8,865	—
Purchases of Investments	(95,535)	(178,960)	(1,797)
Proceeds from the Sale of Investments	291	1,236	1,137
Proceeds from the Maturities of Investments	137,220	5,000	—
Net Cash Used in Investing Activities	(171,231)	(349,330)	(123,936)
Cash Flows from Financing Activities:
Cash Received from Stock Offering	—	—	235,894
Costs of Stock Offering	—	—	(8,384)
Proceeds from Stock Option and Warrant Exercises	2,660	1,965	4,233
Taxes Paid for Net Stock Settlement of Stock-Based Awards	(8)	(31)	—
Common Stock Repurchases	(68,585)	(25,054)	—
Proceeds from Borrowings	119,200	188,277	80,500
Repayment of Finance Lease Obligations	(21,883)	(42,062)	(11,931)
Repayment of Borrowings	(69,276)	(113,492)	(85,370)
Payment of Tax Receivable Agreement Liability	(2,425)	—	—
Debt Issuance Costs	(1,820)	(2,570)	(2,560)
Net Cash (Used in) Provided by Financing Activities	(42,137)	7,033	212,382
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(39,248)	(214,857)	247,422
Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	102,928	317,785	70,363
Cash, Cash Equivalents and Restricted Cash--End of the Period	$63,680	$102,928	$317,785

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental information:
Cash Payments for Interest	$41,454	$24,051	$23,601
Cash Payments for Income Taxes, net	1,498	1,691	172
Non-cash transactions:
Settlement of Accelerated Share Repurchase Program	7,501	—	—
Aircraft and Flight Equipment Acquired through Finance Leases	18,419	40,480	91,134
Changes to Finance Lease Assets due to Lease Modifications	26,427	46,311	—
Aircraft and Flight Equipment Acquired from Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	2,386	28,012	—
Purchases of Property & Equipment in Accounts Payable	3,035	4,367	221
Property & Equipment Acquired through Maintenance Contract Incentive Liability	2,149	—	—
Operating Lease Deposits Applied Against the Purchase of Aircraft	—	1,085	3,296
Derecognition of Operating Lease Right-of-Use Assets, net due to Purchase Aircraft and Flight Equipment	—	8,674	41,135
Derecognition of Operating Lease Obligations due to Purchase Aircraft and Flight Equipment	$—	$8,674	$44,726
The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Consolidated Balance Sheets:

	December 31,
	2023	2022	2021
Cash and Cash Equivalents	$46,279	$92,086	$309,338
Restricted Cash	17,401	10,842	8,447
Total Cash, Cash Equivalents and Restricted Cash	$63,680	$102,928	$317,785
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

1. COMPANY BACKGROUND
Sun Country Airlines Holdings, Inc. (together with its consolidated subsidiaries, "Sun Country" or the "Company") is the parent company of Sun Country, Inc., which is a certificated air carrier providing scheduled passenger service, air cargo service, charter air transportation and related services. Services are provided to the general public, cargo customers, military branches, collegiate and professional sports teams, wholesale tour operators, schools, companies and other individual entities for air transportation to various U.S. and international destinations. Except as otherwise stated, the financial information, accounting policies, and activities of Sun Country Airlines Holdings, Inc. are referred to as those of the "Company" or "Sun Country".
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
In conjunction with the issuance of 1,416,645 shares of common stock of SCA Acquisition Holdings, LLC in 2018 to two stockholders, the Company issued recourse promissory notes of $3,500, which are included as Loans to Stockholders on the Consolidated Statements of Changes in Stockholders’ Equity. In February of 2021, these promissory notes were repaid in full with equivalent shares of stock.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries and have been prepared in accordance with U.S. GAAP. All material intercompany balances and transactions have been eliminated in consolidation. The Company reclassified certain prior period amounts to conform to the current period presentation. The Company operates its fiscal year on a calendar year basis.
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, lease accounting, impairment of long-lived and intangible assets, and air traffic liabilities.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:
Revenue Recognition – Scheduled Service, Charter Service, and most ancillary revenues are recognized when the passenger flight occurs. Revenues exclude amounts collected on behalf of other parties, including transportation taxes.
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
Ancillary. Ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales, which are recognized when the associated flight occurs. Revenue for change fees is deferred and recognized when the passenger travel occurs. Fees received in advance of the flight date are initially recorded as an Air Traffic Liability.

Charter. Our Charter business includes ad hoc, repeat, short-term and long-term service contracts that typically include pass-through fuel arrangements. Under these Charter agreements, the Company is obligated to provide aircraft, crew, maintenance, and insurance for travel. Customers are generally responsible for aircraft fuel, transportation taxes, and certain other flight expenses, which are typically arranged by the Company. When functioning as the customers' agent for arranging such services, the Company records amounts reimbursable from the customer as revenues, net of the associated costs incurred to fulfill the performance obligations. In certain situations, the Company may be responsible for the aforementioned costs and is reimbursed by the customer. In these situations, the Company is the principal. The reimbursed costs are recognized as revenue and the costs are recognized as expenses on the Company's Statement of Operations.

Revenue is recognized as the services are performed based on Block Hours operated on behalf of customers. The typical lead time for a charter flight is significantly less than one year; therefore, the Company does not capitalize costs related to obtaining the contract.
Cargo. The ATSA is a six-year contract signed on December 13, 2019, and includes two, two-year extensions exercisable at Amazon’s option, providing for a total term of ten years if both extension options are exercised. Each extension must be exercised with at least 180 days’ prior written notice before the expiration of the then-current term. The ATSA has annual rate escalations. Cargo revenue is typically recognized based on hours flown, number of flights, and the number of aircraft operated during a reporting period.

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

The ATSA with Amazon consists of three main revenue components; a fixed amount is received each month per aircraft, a fixed amount is received each month per flight, and an amount per block hour is received each month. The ATSA contains a SLA and penalties for certain delays and cancellations. The SLA can result in a bonus or penalty for the month depending on the Company's performance. When determining the transaction price, the Company will estimate the variable consideration and consideration payable to Amazon over the contract term. Each period, the Company updates its estimate for the variable consideration and consideration payable to the customer and treats the adjustment as an adjustment to the transaction price. When updating the estimate, the Company considers whether there are any changes in expected block hours, changes in expected bonuses or penalties based on performance, changes in warrants expected to be issued, and changes in reimbursable costs. The transaction price is allocated to the performance obligations based on their relative standalone selling price. The transaction price for Flight Services, which includes an upfront payment for startup costs, is reduced by the estimated value of warrants to be issued to Amazon based on expected performance under the ATSA.

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
Restricted Cash – The Company's Restricted Cash balance primarily relates to Charter revenue receipts received prior to the date of transportation. These amounts are also recorded as a component of the Company's Air Traffic Liabilities. DOT regulations require that Charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once transportation is provided, which is typically within 12 months of booking. For that reason, the balance of Restricted Cash is classified as a current asset on the Company's Consolidated Balance Sheets.

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
The Company's Debt Securities are classified as Available-for-Sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized gains and losses on the Company's Available-for-Sale securities are excluded from Net Income and are reported as a component of Accumulated Other Comprehensive Income, net of income tax effects, within Stockholders' Equity on the Consolidated Balance Sheets until realized. Realized gains and losses are recorded using the specific identification method and reflected in Other, net within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations. The Company did not realize any gains or losses on its Available-for-Sale investments for the years ended December 31, 2023 and 2022. Premiums and discounts recorded on Available-for-Sale debt securities are accounted for in Interest Income within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations.
At each reporting period, the Company assesses its Available-for-Sale investments in an unrealized loss position to determine whether an impairment exists. The Company will record an impairment if management intends to sell an impaired security, will likely be required to sell a security before recovery of the entire amortized cost, or the same level of collectible cash flows from the security is no longer expected. The entire impairment will be included in Other, net within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations. The Company did not recognize any impairment losses on its Available-for-Sale investments for the years ended December 31, 2023 and 2022.
Accounts Receivable – Accounts Receivable are recorded at the amount due from customers and do not bear interest. They consist primarily of amounts due from Amazon, credit card companies associated with ticket sales and Charter Service customers. The Company's Accounts Receivable balances at December 31, 2023 and 2022 also included $664 and $1,000, respectively, due from aircraft lessors related to maintenance deposits. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. During the years ended December 31, 2023, 2022 and 2021, $127, $70 and $17 in Accounts Receivable were written off, respectively.
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
Maintenance reserve payments that are expected to be recoverable via reimbursable expenses are reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. These deposits are expected to be reimbursed to the Company upon performance of maintenance activities. Upon completion of the maintenance event, the lessor is billed and the amount due is recorded in Accounts Receivable. Lessor

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Maintenance Deposits deemed improbable of recovery are expensed as incurred and recorded within Aircraft Rent.
The Company makes certain assumptions at the inception of the lease and at each Balance Sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor, and the estimated number of flight hours and cycles the aircraft is to be utilized before it is purchased or returned to the lessor. Changes in estimates are accounted for on a prospective basis. As of December 31, 2023, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
On the Acquisition Date, the Company established a contra-asset to represent the Company’s obligation to perform planned maintenance events on leased aircraft held as of the Acquisition Date. As reimbursable maintenance events were performed and maintenance expense was incurred, the contra-asset was recognized as a reduction to Maintenance expense as reimbursable maintenance events are performed. Further, any balance remaining at the end of the lease term may be applied towards the purchase price of the leased aircraft. As of December 31, 2023 and 2022, the remaining balance of the contra-asset was $13,211.
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
Finance Leases
Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented separately on the Consolidated Balance Sheets. The Company depreciates Finance Lease Assets consistent with its useful life policy presented in the table below.

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
Property & Equipment – Property and equipment are recorded at cost or fair value at the Acquisition Date and depreciated, when the asset is ready for its intended use, on a straight-line basis to an estimated residual value over their estimated useful lives or lease term (if applicable), whichever is shorter, as follows:

Airframes	10-25 years (depending on age)
Engines – Core	7 or 12 years (based on remaining cycles)
Engines - Initial Greentime (time remaining until the first scheduled major maintenance event)	1st scheduled maintenance event
Leasehold Improvements, Aircraft, Other	3-25 years (or life of lease, if shorter)
Office and Ground Equipment	5-7 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases (1)	Lesser of the lease term or economic life
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 10 years
_____________________________

(1)	For finance leases where the Company is reasonably certain to exercise the purchase option, the lease asset value is assigned to the engine and airframe components which are depreciated on a straight-line basis in accordance with the useful lives outlined in the table above.
Our tangible assets consist primarily of Aircraft and Flight Equipment, which are mobile across geographic markets. Therefore, assets are not allocated to specific geographic regions.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Airframe and Engine Maintenance – The Company accounts for non-major maintenance and repair costs incurred, as well as major maintenance costs of owned airframes, all leased airframes, and engines acquired via operating leases, using the expense as incurred method. Certain costs covered by third-party maintenance agreements are charged to expense based on fleet utilization, as defined by the contract. These expenses are reported as a component of Maintenance expense on the accompanying Consolidated Statements of Operations.
The Company applies the built-in overhaul method for significant maintenance costs of owned engines, as well as to engines acquired via finance leases where the Company is reasonably certain to exercise a purchase option. Under this method, engine values are separated into amounts for life limited parts and “greentime”, representing the value of the engine for the time on-wing remaining until the next anticipated major maintenance event. Life limited parts are capitalized based on catalog rates published by the original equipment manufacturer and depreciated over their estimated useful lives. Initial engine "greentime" and subsequent major engine maintenance events are capitalized and depreciated until the next anticipated major maintenance event, assuming no residual value. The period until the next scheduled major maintenance event is estimated based on assumptions such as estimated cycles, hours, and months, required maintenance intervals, and the age/condition of related parts. These assumptions may change based on forecasted aircraft utilization changes, updates to government regulations, and manufacturer maintenance intervals, as well as unplanned incidents causing damage requiring a major maintenance event prior to a scheduled visit. If the estimated timing of the next maintenance event changes, the related depreciation period changes prospectively. These expenses are reported as a component of Depreciation and Amortization on the accompanying Consolidated Statements of Operations.
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
No impairment losses on the Company's long-lived assets were recognized during the years ended December 31, 2023, 2022 or 2021.
Goodwill and Other Intangible Assets – Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Indefinite-Lived Intangible Assets represents a tradename acquired in a business combination. Finite-Lived Intangible Assets represent customer relationships acquired in a business combination and over-market lease assets acquired when the Company purchased five Owned Aircraft Held for Operating Lease. Goodwill and Other Indefinite-Lived Intangible Assets must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that they might be impaired. Goodwill is tested at the reporting unit level. The Company has two reporting units: Passenger and Cargo, all Goodwill is related to the passenger reporting unit.
Finite-Lived Intangible Assets are amortized over an estimated useful life. The estimated useful life for the Company's customer relationship intangible asset was based on several factors, including the effects of demand, competition, contractual relationship, and other business factors. The Company concluded that the customer relationships Finite-Lived Intangible Assets have an estimated life of 12 years and are being amortized over this period on a straight-line basis. The Company's over-market lease asset will be amortized over the remaining lease terms for the respective aircraft, which ranged from 1.2-2.7 years as of the acquisition date and 0.9-1.9 years remain as of December 31, 2023. See Note 6 included within these Consolidated Financial Statements for more information on the Company's over-market lease asset.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The value of Goodwill and Other Indefinite-lived Intangible Assets is assessed under either a qualitative or quantitative approach. Under a qualitative approach, the Company considers various market factors, including certain key assumptions, such as the market value of the airline and other airlines, fuel prices, the overall economy, passenger yields and changes to the regulatory environment. The Company analyzes these factors to determine if events and circumstances have affected the fair value of Goodwill and Other Indefinite-lived Intangible Assets. If it is determined that it is more likely than not that the asset may be impaired, the Company uses a quantitative approach to determine the reporting unit or intangible asset’s fair value incorporating the key assumptions listed below. An impairment charge is recorded for the amount of carrying value that exceeds the determined fair value as of the testing date.
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
The Company performed its most recent annual Goodwill and Other Indefinite-Lived Intangible Assets impairment analysis as of October 1, 2023. The Company did not recognize any impairment losses for the years ended December 31, 2023, 2022 or 2021.
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
TRA Liability – In connection with the Company’s IPO, the legal entity Sun Country Airlines Holdings, Inc. entered into a TRA with pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). The Company will retain the benefit of the remaining 15% of these cash savings.
Prior to the expiration of the dividend and capital distribution restrictions included in the CARES Act on September 30, 2022, the TRA Liability was subject to adjustments as a result of changes in taxable income earned during the restricted period. Future adjustments in the TRA liability balance and/or timing of TRA liability payments are contingent upon, among other things, 1) generation of future taxable income over the term of the TRA, 2) the Company’s participation in future government programs, and 3) future changes in tax laws. All adjustments to the TRA liability were recorded in Other, net within Non-Operating Income (Expense), net in the Company’s Consolidated Statements of Operations.
Pursuant to certain CARES Act restrictions, payments under the TRA were prohibited through September 30, 2022. The Company began making TRA payments during the year ended December 31, 2023. TRA payments are classified as Financing Activities in the Company's Consolidated Statement of Cash Flows. The portion of the TRA expected to be paid in 2024 is reflected as a current liability on the Consolidated Balance Sheets. All other amounts are reflected as a non-current liability on the Consolidated Balance Sheets.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Aircraft Fuel - Aircraft fuel expense includes jet fuel, federal and state taxes, other fees and the mark-to-market gains and losses associated with the Company's fuel derivative contracts since it does not apply hedge accounting. As of December 31, 2023 and 2022, the Company had no outstanding fuel derivative contracts.
Sales and Marketing - Sales and Marketing expense includes credit card processing fees, travel agent commissions and related global distribution systems fees, advertising, sponsorship and distribution costs, such as the costs of our call centers, and costs associated with our loyalty program. The Company expenses advertising costs as incurred.
Equity Incentive Plan – Under its Equity Incentive Plan, the Company has primarily issued Time-Based Stock Options, Performance-Based Stock Options, Restricted Stock and RSUs awards. Further, the Company has elected to account for forfeitures as they occur, rather than forecasting the future forfeitures. If an award is forfeited prior to vesting, the associated reduction in expense is reflected net in stock-based compensation expense in that period. Stock compensation expense is reported as a component of Salaries, Wages, and Benefits within the Company's Consolidated Statement of Operations. See Note 10 for further information on the Equity Incentive Plan.
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
Warrants held by Amazon are included in the calculation of dilutive weighted average shares outstanding as of the date the warrants vest to the extent the impact is dilutive. The unvested warrants have not been included in dilutive shares as their performance condition has not been satisfied.
During the year ended December 31, 2023, all conditions associated with the time-based and performance-based options granted under the SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan were met. As a result, 100% of the performance-based stock options vested and are included in the calculation of dilutive shares to the extent the impact is dilutive. Prior to this, the performance conditions for the Company's unvested performance-based stock options were assessed quarterly and were included in the calculation of dilutive shares to the extent that the performance conditions had been met and the impact would be dilutive.
Concentration Risk
Approximately 27% and 33% of the Company’s Accounts Receivable balances as of December 31, 2023, and 2022 were due from Amazon, respectively. In addition, approximately 21% and 16% of the Company’s Accounts Receivable balances as of December 31, 2023 and 2022, were due from one financial institution for tickets purchased via credit cards.
Approximately 59% and 69% of the Company's fuel purchases were made from three vendors for the years ended December 31, 2023 and 2022. Approximately 54% of the Company’s fuel purchases were made from two vendors for the year ended December 31, 2021.
Approximately 65% of the Company’s workforce were under union contracts as of December 31, 2023 with four different unions: ALPA, IBT, TWU and AMFA. As of December 31, 2023, approximately 66% of the Company’s

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

union workforce are under contracts that are being negotiated, have become amendable or will expire within the next year.
Recently Adopted Accounting Standards
During the year ended December 31, 2023, there were no recently adopted accounting standards that had a material impact to the Company.
3. REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled Service, Charter Service, Ancillary, Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter Service revenue is primarily generated through service provided to the DoD, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon under the ATSA. Other Revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company acts as an aircraft lessor.
The significant categories comprising Operating Revenues are as follows:

	Year Ended December 31,
	2023	2022	2021
Scheduled Service	$453,862	$438,308	$279,377
Charter	190,128	161,619	127,331
Ancillary	276,133	192,506	117,237
Passenger	920,123	792,433	523,945
Cargo	99,735	90,350	91,428
Other	29,762	11,661	7,642
Total Operating Revenue	$1,049,620	$894,444	$623,015
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
Total Operating Revenues by geographic region are as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$1,008,582	$857,764	$597,005
Latin America	40,548	36,537	24,646
Other	490	143	1,364
Total Operating Revenue	$1,049,620	$894,444	$623,015

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Consolidated Balance Sheets.
The Company’s contract liabilities are comprised of: 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received (reported within Other Current Liabilities and Other Long-term Liabilities on the Consolidated Balance Sheets).
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
Contract Assets and Liabilities are as follows:

	December 31,
	2023	2022
Contract Assets
Costs to fulfill contract with Amazon	$1,493	$2,195
Total Contract Assets	$1,493	$2,195

Contract Liabilities
Air Traffic Liabilities	$157,996	$157,995
Loyalty Program Liabilities	13,737	15,437
Amazon Deferred Up-front Payment	2,225	3,271
Total Contract Liabilities	$173,958	$176,703
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the year ended December 31, 2023, $154,055 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2022.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Changes in the Loyalty Program Liabilities are as follows:

	2023	2022
Balance - January 1	$15,437	$19,718
Loyalty Points Earned	8,250	7,052
Loyalty Points Redeemed (1)	(9,950)	(11,333)
Balance - December 31	$13,737	$15,437
________________________________

(1)	Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Net Income	$72,181	$17,676	$81,248

Denominator:
Weighted Average Common Shares Outstanding - Basic	55,507,144	57,951,955	55,182,811
Dilutive effect of Stock Options, RSUs and Warrants (1)	3,017,508	3,094,640	4,141,229
Weighted Average Common Shares Outstanding - Diluted	58,524,652	61,046,595	59,324,040

Basic earnings per share	$1.30	$0.31	$1.47
Diluted earnings per share	$1.23	$0.29	$1.37
_________________________________

(1)
There were 2,798,154, 3,178,533 and 3,636,771 performance-based stock options outstanding at December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, 2022, and 2021, 100.0%, 32.5% and none of the performance-based stock options had vested, respectively. As of December 31, 2022, 59% of the performance-based stock options were expected to vest, as compared to 75% in 2021.

The Company's anti-dilutive shares for the periods presented were immaterial to the Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021.
5. AIRCRAFT
As of December 31, 2023, Sun Country's fleet consisted of 60 Boeing 737-NG aircraft, comprised of 55 Boeing 737-800s and five Boeing 737-900ERs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following tables summarize the Company’s aircraft fleet activity for the years ended 2023 and 2022, respectively:

	December 31, 2022	Additions	Reclassifications	Removals	December 31, 2023
Passenger:
Owned	29	1	—	(1)	29
Finance leases (1)	11	—	2	—	13
Operating leases	2	—	(2)	—	—
Sun Country Airlines' Fleet	42	1	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	—	5	—	—	5
Subleased Aircraft (2)	—	1	—	—	1
Total Aircraft Operated	54	7	—	(1)	60

	December 31, 2021	Additions	Reclassifications	Removals	December 31, 2022
Passenger:
Owned	21	5	4	(1)	29
Finance leases (3)	9	2	—	—	11
Operating leases	6	—	(4)	—	2
Sun Country Airlines' Fleet	36	7	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Total Aircraft Operated	48	7	—	(1)	54

(1)	Two aircraft operating leases were reclassified into finance leases, as further described below.
(2)	The head lease associated with this sublease is classified as a finance lease.
(3)
Two aircraft operating leases were reclassified into finance leases and two separate aircraft finance lease purchase options were exercised, resulting in a net change of zero finance lease reclassifications.

During the year ended December 31, 2023, the Company acquired five 737-900ERs that are currently on lease to an unaffiliated airline. The five Owned Aircraft Held for Operating Lease were financed through a term loan arrangement. See Note 6 of these Consolidated Financial Statements for more information on this transaction. Additionally, during the year ended December 31, 2023, the Company acquired one incremental aircraft and executed two lease amendments to purchase two aircraft at the end of their respective lease terms. The lease amendments modified the classification of these leases from operating leases to finance leases and have expiration dates in fiscal year 2024. During the year ended December 31, 2023, management retired one aircraft, the impact of which was not material. During the year ended December 31, 2023, the Company took control of one aircraft through a finance lease arrangement, which was subsequently subleased. The sublease expires in the fourth quarter of 2024. The aircraft will be delivered to Sun Country on the sublease expiry date and the aircraft will continue to be leased by the Company. The aircraft is expected to be inducted into the Company's fleet upon redelivery. Of the 34 Owned aircraft and Owned Aircraft Held for Operating Lease as of December 31, 2023, 31 were financed and three aircraft were unencumbered.
During the year ended December 31, 2022, the Company executed lease amendments to purchase two aircraft at the end of the lease term, which modified the lease classification from operating leases to finance leases with

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

expiration dates in fiscal year 2026 and retired one aircraft. Further, the Company purchased two aircraft previously classified as finance leases using proceeds from the issuance of Class A and Class B pass-through trust certificates (the "2022-1 EETC") and purchased two aircraft previously classified as operating leases. The Company also acquired seven incremental 737-800 aircraft, five of which were financed using proceeds from the 2022-1 EETC and two through a finance lease arrangement that is set to expire in fiscal year 2030.
Depreciation, amortization, and rent expense on aircraft is as follows:

		Year Ended December 31,
Aircraft Status	Expense Type	2023	2022	2021
Owned	Depreciation	$55,260	$40,311	$35,855
Finance Leased	Amortization	20,122	16,871	11,507
Operating Leased	Aircraft Rent (1)	2,281	8,768	17,653
		$77,663	$65,950	$65,015
_________________________________

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.

Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Consolidated Statements of Operations.
6. ASSET ACQUISITIONS
During the year ended December 31, 2023, the Company acquired five Owned Aircraft Held for Operating Lease. The table below reflects the cumulative balances of the five aircraft as of the acquisition dates:

Asset	Balance Sheet Classification
Owned Aircraft Held for Operating Lease	Aircraft and Flight Equipment Held for Operating Lease	$114,652
Maintenance Rights Asset	Aircraft and Flight Equipment Held for Operating Lease	39,533
Over-Market Asset	Other Intangible Assets, net	3,741
Total		$157,926
The purchase price was assigned to the assets based upon their relative fair values as of the acquisition date. The Company estimated the fair value of the Owned Aircraft Held for Operating Lease principally based on market appraisals. The appraisals were based on an analysis of the economic conditions impacting both the airline industry and broader economy, the current fuel price environment, aircraft order data, passenger traffic levels, and qualitative and quantitative characteristics impacting the value of the acquired aircraft.
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
The purchase of the Owned Aircraft Held for Operating Lease was financed using the proceeds from a term loan credit facility with a face amount of $119,200 and the Company's cash. For more information on the term loan credit facility, see Note 8 of these Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Owned Aircraft Held for Operating Lease
The Company obtained outright ownership of the Owned Aircraft Held for Operating Lease upon purchase and assumed the position of lessor until the end of the related aircraft lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, the Owned Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The rental revenue associated with the Owned Aircraft Held for Operating Lease is recognized as it is earned and is included in Other Revenue. The Company has recognized $17,689 of rental revenue during the year ended December 31, 2023.
Maintenance Rights Asset

Upon purchase of the Owned Aircraft Held for Operating Lease, the Company recognized a Maintenance Rights Asset which represents the Company’s contractual right to receive the aircraft in a specified maintenance condition at the end of the lease. The acquired leases contain an end of lease compensation clause whereby the lessee is required to perform the maintenance tasks needed to physically restore the airframe and engines to full-life condition or remit a cash payment to compensate the Company for the maintenance shortfall. The asset represents the difference between the Owned Aircraft Held for Operating Lease’s physical maintenance condition as of the purchase date and the contractual return condition at the end of the lease term. The Maintenance Rights Asset is not depreciated over the lease term, nor will it accrete as additional life is consumed on the aircraft.
Over-Market Asset
Upon purchase of the Owned Aircraft Held for Operating Lease, the Company recognized an intangible asset representing lease terms which are favorable to the lessor, as compared with market terms of similar leases. The asset will be amortized over the remaining lease terms for the respective aircraft, which range from 0.9-1.9 years as of December 31, 2023. The amortization will be recognized as contra-revenue, offsetting the rental revenue associated with the Owned Aircraft Held for Operating Lease included in Other Revenue.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Components of Goodwill and Other Intangible Assets were as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$222,223	$—	$222,223
Intangible Assets with Finite Lives:
Customer Relationships	48,000	(22,890)	25,110
Over-Market Asset	3,741	(1,300)	2,441
Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	107,741	(24,190)	83,551
Total Goodwill and Other Intangible Assets	$329,964	$(24,190)	$305,774

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
The Company recognized $5,300 of amortization expense on intangible assets with finite-lives during the year ended December 31, 2023, $1,300 of which is associated with the over-market asset amortization and is recorded as contra revenue within Other Revenue on the Consolidated Statements of Operations. The Company recognized $4,000 of amortization expense on intangible assets with finite-lives during both the years ended December 31, 2022 and 2021.
Estimated future annual amortization on the Company's intangible assets with finite-lives is as follows:

December 31	Annual Amortization of Intangible Assets with Finite-Lives
2024	$5,713
2025	4,728
2026	4,000
2027	4,000
2028	4,000
Thereafter	5,110
Total	$27,551
8. DEBT
Long-term Debt
Term Loan Credit Facility
During the year ended December 31, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The loan is to be repaid monthly through March 2030. During the lease term, payments collected from the lessee will be applied directly to the repayment of principal and interest on the term loan credit facility. The Owned Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral. During the year ended December 31, 2023, the Company recorded $1,820 in debt issuance costs associated with the term loan credit facility.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a LTV ratio calculation is completed at the end of the lease term. The interest rate in effect as of December 31, 2023 was 9.2%. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-Term Debt, net on the Company's Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause may be applied towards the prepayment.
During the fourth quarter of 2023, one of the Owned Aircraft Held for Operating Lease was within 12 months of the end of its lease term. The Company obtained an appraisal on the aircraft from an independent, third-party specialist, which confirmed that the LTV level was not in excess of 75% as of the test date. As a result, no amounts related to an estimated principal prepayment have been reclassified from Long-term Debt, net to Current Maturities of Long-Term Debt, net on the Company's Consolidated Balance Sheets as of December 31, 2023.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.05% as of December 31, 2023.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95%. The weighted average interest rate was 4.30% as of December 31, 2023.
CARES Act Loan Program
Under the CARES Act Loan Program, the Company received a $45,000 loan from the Treasury on October 26, 2020, which was repaid in full on March 24, 2021.
Long-term Debt includes the following:

	December 31,
	2023	2022
2019-1 EETC (see terms and conditions above)	$138,423	$176,697
2022-1 EETC (see terms and conditions above)	158,775	179,019
Term Loan Credit Facility (see terms and conditions above)	108,442	—
Total Debt	405,640	355,716
Less: Unamortized debt issuance costs	(3,995)	(3,481)
Less: Current Maturities of Long-term Debt, net	(74,177)	(57,548)
Total Long-term Debt, net	$327,468	$294,687

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Future maturities of the outstanding Debt are as follows:

December 31	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
2024	$75,364	$(1,188)	$74,176
2025	79,998	(956)	79,042
2026	61,158	(709)	60,449
2027	65,182	(525)	64,657
2028	36,370	(337)	36,033
Thereafter	87,568	(280)	87,288
Total	$405,640	$(3,995)	$401,645
The fair value of Debt was $383,061 and $324,059 as of December 31, 2023 and December 31, 2022, respectively. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
Credit Facilities
On February 10, 2021, the Company executed the Credit Agreement with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility. The Credit Agreement included a $25,000 Revolving Credit Facility and a $90,000 DDTL, which are collectively referred to as the “Credit Facilities". The interest rate on borrowings is determined by various alternative base rates plus an applicable margin ranging from 4% to 5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas proceeds from the Delayed Draw Term Loan Facility were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of December 31, 2023 and December 31, 2022.
During 2021, the Company drew $80,500 on the DDTL to purchase six aircraft, which were previously under operating leases. During the first quarter of 2022, the Company repaid the outstanding balance of the DDTL in full using proceeds it received from the 2022-1 EETC, which terminated the DDTL. As a result, no amounts under the DDTL were available to the Company as of December 31, 2023 or 2022. The Company recorded a $1,557 loss on extinguishment of debt related to the repayment of the DDTL in 2022, which represented the write-off of the unamortized deferred financing costs. As of December 31, 2023, the Company had $24,650 of financing available through the Revolving Credit Facility, as $350 had been pledged to support a letter of credit.
9. LEASES
Lessee and Sublease Arrangements
The Company classifies its Leases into three categories: Aircraft, Real Estate, and Other. Aircraft leases consist of aircrafts, engines, and aircraft equipment under lease agreements. As of December 31, 2023, the Company had 14 leases for aircraft, all of which were under finance leases. Real estate leases consist of leased hangar and headquarter facilities, a simulator housing facility, and other leases consist of non-aircraft equipment under operating lease agreements. Real estate and other leases generally have initial terms of up to ten years.
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
During the year ended December 31, 2023 the Company entered into one sublease arrangement. The sublease is classified as an operating lease. This sublease arrangement does not relieve the Company of its primary lease obligations with the lessor (the "head lease"). Therefore the Company continues to account for the head lease as a finance lease. The Company is entitled to fixed payments over the remaining lease term, with additional variable lease payments based on aircraft utilization. The sublease expires in the fourth quarter of 2024. The aircraft will be delivered to Sun Country on the sublease expiry date and the aircraft will continue to be leased by the Company. The aircraft is expected to be inducted into the Company's fleet upon redelivery. The rental revenue associated with the sublease is recognized as it is earned and is included in Other Revenue. The rental revenue was immaterial during the year ended December 31, 2023. Future undiscounted cash flows expected to be received in 2024 are nominal.
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
Certain aircraft lease agreements include an option to extend the lease term beyond the original expiration date. As of December 31, 2023, the Company remains uncertain as to whether it will exercise any of the available extension options. As such, the Company’s finance lease obligations do not reflect lease payments associated with extension periods that remain unexercised. Also, none of the Company’s aircraft leases contain an early termination provision.
Certain aircraft lease agreements grant the Company the option to purchase the aircraft at the end of the lease term. To the extent the Company is reasonably certain to exercise the purchase option, the lease arrangement has been accounted for as a finance lease with the purchase option price recognized as part of the lease obligation.
Lessor Arrangements

During the year ended December 31, 2023, the Company acquired five Owned Aircraft Held for Operating Lease. The Company obtained outright ownership of the Owned Aircraft Held for Operating Lease upon purchase and assumed the position of lessor until the end of the related aircraft lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, the Owned Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The rental revenue associated with the Owned Aircraft Held for Operating Lease is recognized as it is earned and is included in Other Revenue. The Company recognized $17,689 of rental revenue during the year ended December 31, 2023. Future undiscounted cash flows of $24,790 and $10,026 are expected to be received in 2024 and 2025, respectively. Upon acquisition of the Owned Aircraft held for Operating Lease, the Company recognized a Maintenance Rights Asset associated with the acquired leases. The Maintenance Rights Asset represents an end of lease compensation clause, whereby the lessee is required to perform the maintenance tasks needed to physically restore the airframe and engines to full-life condition or remit a cash payment to compensate the Company for the maintenance shortfall. See Note 6 for more information on the Owned Aircraft Held for Operating Lease and related assets.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table summarizes the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets:

		December 31,
	Classification	2023	2022
Assets
Finance lease assets, net	Property and Equipment, net	$243,060	$221,727
Operating lease assets	Operating Lease Right-of-use Assets	14,917	22,182
Owned Aircraft and Flight Equipment Held for Operating Lease	Property and Equipment, net	147,584	—
Total lease assets		$405,561	$243,909
Liabilities
Current:
Finance lease liabilities	Short-term Finance Lease Obligations	$44,756	$17,990
Operating lease liabilities	Short-term Operating Lease Obligations	2,219	6,296
Long-term:
Finance lease liabilities	Long-term Finance Lease Obligations	232,546	233,306
Operating lease liabilities	Long-term Operating Lease Obligations	16,611	19,836
Total lease liabilities		$296,132	$277,428
The following table provides details of the Company’s obligations under Finance and Operating Leases as of December 31, 2023:

	Finance Leases			Operating Leases
Year Ending December 31	Aircraft	Real Estate	Total	Real Estate and Other
2024	$60,120	$1,551	$61,671	$3,385
2025	34,120	1,773	35,893	3,662
2026	72,917	1,773	74,690	3,687
2027	22,644	1,773	24,417	3,672
2028	40,152	1,773	41,925	3,708
Thereafter	102,645	1,405	104,050	5,435
Total Minimum Lease Payments	332,598	10,048	342,646	23,549
Less: Amount Representing Interest	(62,795)	(2,549)	(65,344)	(4,719)
Present Value of Minimum Lease Payments	269,803	7,499	277,302	18,830
Less: Short-term Obligations	(43,942)	(814)	(44,756)	(2,219)
Long-term Lease Obligations	$225,861	$6,685	$232,546	$16,611

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table presents lease costs related to the Company’s Finance and Operating Leases:

		Year Ended December 31,
	Classification	2023	2022	2021
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	$21,150	$17,900	$12,536
Interest on lease liabilities	Interest Expense	16,325	13,782	8,021

Operating lease cost
Included in ROU asset - Aircraft	Aircraft Rent (1)	2,210	8,465	18,608
Included in ROU asset - Real Estate & Other	Ground Handling, Landing Fees and Airport Rent & Other Operating	4,438	3,692	3,976
Short-term	Aircraft Rent	396	691	277
Variable - Aircraft	Aircraft Rent (1)	(325)	(388)	(1,232)
Variable - Other	Landing Fees & Airport Rentals	2,212	1,838	1,210
Sublease Income	Other Revenue	(768)	—	—
Total Lease cost		$45,638	$45,980	$43,396
_________________________________

(1)
The years ended December 31, 2023, 2022 and 2021, include credits of $723, $3,228 and $7,609, respectively, for the amortization of Over-market Liabilities established at the Acquisition Date related to lease rates and maintenance reserves.

The following table presents Supplemental cash flow information related to leases, included in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows for Operating Leases	$5,971	$12,378	$29,360
Operating Cash Flows for Finance Leases	$16,325	$13,782	$8,021
Financing Cash Flows for Finance Leases	$21,883	$42,062	$11,931
The table below presents lease-related terms and discount rates related to the Company’s Finance and Operating Leases:

	Year Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term
Operating Leases	6.8 years	5.9 years	4.6 years
Finance Leases	4.9 years	6.1 years	7.2 years

Weighted-average discount rates
Operating Leases	6.5%	6.3%	6.0%
Finance Leases	6.6%	6.2%	6.1%

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

During the years ended December 31, 2023, 2022, and 2021 the Company expensed $620, $2,191 and $4,004 of maintenance reserve payments, respectively. These expenses are reflected in Aircraft Rent on the accompanying Consolidated Statements of Operations.
10. STOCK-BASED COMPENSATION
In March 2021, the stockholders approved the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (the “Plan”). The Plan authorizes that no more than 3,600,000 shares of Common Stock may be delivered in the aggregate pursuant to Awards granted under the Plan. An “Award” means any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, RSU, Other Stock-Based Award, or Other Cash-Based Award granted under the Plan. As of December 31, 2023, there were 2,881,120 shares available for future grants under the Plan. Upon implementation of the Plan, grants under the October 2018 equity incentive plan ceased. Awards already issued under the 2018 plan are not impacted by the new Plan.
Stock compensation expense was $9,274, $2,774, and $5,562 during the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021 there was a $1,048, $1,032 and $3,619 tax benefit recognized in income related to stock compensation expense. During the year ended December 31, 2023, all conditions associated with the time-based and performance-based options granted under the SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan were met. As a result, 100% of the remaining unvested time-based and performance-based stock options vested. Therefore, during the year ended December 31, 2023, the Company recognized an acceleration of stock-based compensation expense for the time-based and performance-based stock options totaling $2,960. As of December 31, 2023, there was $6,530 of total unrecognized compensation expense related to RSUs. This unrecognized compensation is expected to be fully recognized over a weighted average period of approximately 1.9 years.
Time-Based Stock Options
The following table is a summary of the Company's time-based stock option activity:

	Time-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	2,329,461	$6.36	$2.74	7.6
Granted	62,080	33.10	13.47
Forfeited	(18,613)	11.75	5.15
Exercised	(718,985)	5.89	2.56
Outstanding as of December 31, 2021	1,653,943	$7.57	$3.22	7.2
Granted	—	—	—
Forfeited	(119,605)	20.09	8.03
Exercised	(177,816)	5.63	2.49
Outstanding as of December 31, 2022	1,356,522	$6.72	$2.89	6.1
Granted	—	—	—
Forfeited	(3,882)	28.24	11.80
Exercised	(89,542)	5.78	2.54
Outstanding, Exercisable and Vested as of December 31, 2023	1,263,098	$6.72	$2.93	5.2	$11,886

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

All time-based stock options had vested as of December 31, 2023. All time-based stock options expire ten years after the grant date. The intrinsic value of stock options exercised in 2023, 2022 and 2021 was $1,421, $3,468 and $18,621, respectively.
Performance-Based Stock Options
The following table is a summary of the Company's performance-based stock option activity:

	Performance-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	3,577,252	$6.38	$1.72	7.6
Granted	99,167	33.10	10.08
Forfeited	(39,648)	6.89	1.67
Outstanding as of December 31, 2021	3,636,771	$7.10	$1.53	7.2
Granted	—	—	—
Forfeited	(307,894)	14.13	4.43
Exercised	(150,344)	6.55	1.74
Outstanding as of December 31, 2022	3,178,533	$6.45	$1.83	6.1
Granted	—	—	—
Forfeited	(7,812)	25.54	9.76
Exercised	(372,567)	5.75	1.59
Outstanding, Exercisable and Vested as of December 31, 2023	2,798,154	$6.49	$1.84	5.1	$26,670

The vesting for the Company's performance-based stock options was based on the Company's IPO and other ongoing factors. The Company recognized a cumulative catch-up of stock-based compensation expense upon the Company's IPO during the year ended December 31, 2021. During the year ended December 31, 2023, all performance conditions had been met resulting in the accelerated vesting of all outstanding performance-based stock options, see above for more detail. The intrinsic value of performance-based stock options exercised in 2023 and 2022 was $5,253 and $2,511, respectively. There were no exercises of performance-based stock options during 2021. All performance-based stock options expire ten years after the grant date.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Time-Based RSUs

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value per share
Outstanding as of December 31, 2020	—	$—
Granted	7,634	40.60
Forfeited	(2,955)	40.60
Outstanding as of December 31, 2021	4,679	40.60
Granted	248,025	20.44
Forfeited	(5,478)	23.04
Vested	(17,035)	25.87
Outstanding as of December 31, 2022	230,191	$20.39
Granted	458,271	17.19
Forfeited	(54,751)	18.89
Vested	(198,967)	18.60
Outstanding as of December 31, 2023	434,744	$18.03
The Company measures compensation expense for grants of time-based RSUs using the Company's share price on the date of grant. The Company recognizes expense associated with the RSUs in an amount equal to the fair value on the date of the grant and on a straight-line basis over the requisite service period of the award. RSUs vest ratably over the term of the award, which is typically three years. The total fair value of restricted stock units vested was $3,701 and $441 during the year ended December 31, 2023 and 2022, respectively.
11. DEFINED CONTRIBUTION 401(k) PLAN
The Company has a 401(k) profit-sharing retirement plan covering substantially all employees. The plan allows employee contributions up to 50% of a participant’s eligible compensation, subject to limits established under the 401(k) plan and annual IRS elective deferral limits. The Company currently matches 100% of participants contribution up to a maximum of 4% for non-pilot participants’ and 6% for pilot participants’ eligible compensation. Pursuant to the current pilot collective bargaining agreement, the Company was also required to make a non-discretionary 14% Company contribution for pilots based on gross earnings. This non-discretionary Company contribution for pilots will increase to 15% in 2024 and thereafter. Contributions are classified in Salaries, Wages, and Benefits on the Consolidated Statements of Operations.
The Company made 401(k) contributions as follows:

	Year Ended December 31,
	2023	2022	2021
Non-Discretionary	$16,733	$13,692	$1,187
Discretionary	2,429	2,730	5,220
Total 401(k) Contributions	$19,162	$16,422	$6,407

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

12. INVESTMENTS
A summary of debt securities by major security type:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (1):
Municipal Debt Securities	$6,981	$—	$(5)	$6,976
Corporate Debt Securities	59,222	76	(50)	59,248
U.S. Government Agency Securities	68,118	23	(125)	68,016
Total	$134,321	$99	$(180)	$134,240

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (1):
Municipal Debt Securities	$47,897	$16	$(258)	$47,655
Corporate Debt Securities	93,460	1	(683)	92,778
U.S. Government Agency Securities	32,326	2	(126)	32,202
Total	$173,683	$19	$(1,067)	$172,635

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Consolidated Balance Sheets totaling $6,887 and $6,301 as of December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of December 31, 2023, the Company believes that any unrealized losses will recover prior to the investment's conversion to cash.
13. FAIR VALUE MEASUREMENTS
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
Debt – See Note 8 for more information on the Company's debt financings and related fair values.
The following table summarizes the assets measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$46,279	$—	$—	$46,279
Available-for-Sale Securities:
Municipal Debt Securities	—	6,976	—	6,976
Corporate Debt Securities	—	59,248	—	59,248
U.S. Government Agency Securities	—	68,016	—	68,016
Total Available-for-Sale Securities	—	134,240	—	134,240
Total Assets Measured at Fair Value on a Recurring Basis	$46,279	$134,240	$—	$180,519

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$73,727	$18,359	$—	$92,086
Available-for-Sale Securities:
Municipal Debt Securities	—	47,655	—	47,655
Corporate Debt Securities	—	92,778	—	92,778
U.S. Government Agency Securities	—	32,202	—	32,202
Total Available-for-Sale Securities	—	172,635	—	172,635
Total Assets Measured at Fair Value on a Recurring Basis	$73,727	$190,994	$—	$264,721

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

14. INCOME TAXES
The following table summarizes the significant components of the provision for income taxes from continuing operations:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$1,329	$—
State and Local	92	84	135
Total Current Tax Expense	92	1,413	135

Deferred:
Federal	19,609	4,393	16,824
State and Local	2,277	500	2,123
Total Deferred Tax Expense	21,886	4,893	18,947
Total Income Tax Expense	$21,978	$6,306	$19,082
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Expected Provision at Federal Statutory Tax Rate	21.0%	21.0%	21.0%
State Tax, net of Federal Impact	2.0%	1.9%	1.8%
Stock Compensation Benefit	(1.1)%	(4.3)%	(3.6)%
Tax Receivable Agreement	(0.1)%	4.4%	(3.4)%
Executive Compensation Limitation	1.0%	2.0%	3.0%
Other Permanent Adjustments	0.5%	1.3%	0.2%
Effective Tax Rate	23.3%	26.3%	19.0%

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table summarizes the significant components of the Company’s deferred taxes:

	December 31,
	2023	2022
Deferred Tax Assets:
Net Operating Loss	$73,559	$73,252
Finance Lease Obligations	36,602	34,458
Operating Lease Obligations	3,576	5,179
Goodwill and Other Intangible Assets	3,925	6,812
Loyalty Program Liabilities	3,105	3,459
Interest Expense Limitation	6,876	1,556
Other	6,526	5,472
Total Deferred Tax Assets	134,169	130,188

Deferred Tax Liabilities:
Accelerated Depreciation	(103,606)	(78,749)
Finance Lease Assets	(31,646)	(30,492)
Operating Lease Right-of-use Assets	(3,431)	(5,102)
Prepaid Maintenance	(3,476)	(1,986)
Other	(1,158)	(903)
Total Deferred Tax Liabilities	(143,317)	(117,232)
Total Net Deferred Tax (Liabilities) Assets	$(9,148)	$12,956
As of December 31, 2023, the Company has $71,039 of federal NOLs and $2,520 of state NOLs, net of tax effect, available that may be applied against future tax liabilities. As a result of ownership changes that occurred in 2021, the existing federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code. However, the Company does not believe these limitations will adversely impact its ability to use these losses to offset taxable income in future periods. There is no expiration of federal net operating losses. The state net operating losses begin to expire in 2025.
In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all the Deferred Tax Assets will not be realized. The ultimate realization of the Deferred Tax Assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2023, management believes that it is more likely than not that the future results of the operations will generate sufficient taxable income to realize the tax benefits related to its Deferred Tax Assets.
The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company had no liability for unrecognized tax benefits recorded in its Consolidated Balance Sheets.
The Company files income tax returns in the United States and various states. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal income tax purposes, the

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Company's 2022, 2021, and 2020 tax returns remain open to examination. For U.S. state income tax purposes, the Company's 2022, 2021, 2020, and 2019 tax returns remain open to examination.
Tax Receivable Agreement
In connection with the Company’s IPO, the legal entity Sun Country Airlines Holdings, Inc. entered into a TRA with the TRA holders. The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of the Pre-IPO Tax Attributes. The Company will retain the benefit of the remaining 15% of these cash savings. Upon the closing of the IPO, the Company recognized a non-current liability of $115,200, which represented undiscounted aggregate payments that were expected to be paid to the TRA holders, with an offset to Stockholders’ Equity.
The total TRA balance as of December 31, 2023 and 2022 was $101,044 and $103,800, of which $3,250 and $2,260 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. Adjustments to the TRA liability are recorded in Other, net Non-Operating Income (Expense), net on the Company's Consolidated Statements of Operations. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. During the year ended December 31, 2023, the Company recorded an immaterial adjustment to the estimated TRA liability. During the year ended December 31, 2022, the TRA Liability increased by $5,000, which was recorded as an expense within the Consolidated Statement of Operations. During the year ended December 31, 2023, the Company made a payment of $2,425 to the TRA holders, which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Consolidated Statements of Cash Flows. Payments will be made in future periods as the Pre-IPO Tax Attributes are utilized.
15. STOCKHOLDERS’ EQUITY
Equity Transactions
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
Secondary Offerings
During May and October 2021, the Apollo Stockholder and other selling stockholders, sold 7,250,000 and 8,500,000 shares of the Company’s common stock, respectively. Under both transactions, the underwriters were given options to purchase additional shares of the Company's common stock at the public offering price. During the May and October 2021 offerings, the underwriters elected to purchase an additional 1,087,500 and 435,291 of the option shares, respectively. The Company incurred offering expenses of $1,763 in conjunction with the two secondary offerings and did not receive any of the proceeds from these offerings.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

On February 15, 2023, the Company announced the commencement of a secondary public offering of 5,250,000 shares of its Common Stock by the Apollo Stockholder. The underwriters were given an option to purchase an additional 787,500 shares of Common Stock. In connection with the offering, the underwriters agreed to sell to the Company, and the Company agreed to purchase from the underwriters, an aggregate of 750,000 shares of Common Stock at a price of $19.75 per share, the same price at which the underwriters purchased the Common Stock from the selling stockholder, for a total of $14,812. The Company incurred offering expenses of $640 in connection with this offering and did not receive any of the proceeds.
On December 11, 2023, the Company announced the commencement of a secondary public offering of 4,000,000 shares of its Common Stock by the Apollo Stockholder. The underwriters were given an option to purchase an additional 600,000 shares of Common Stock. In connection with the offering, the underwriters agreed to sell to the Company, and the Company agreed to purchase from the underwriters, an aggregate of 312,500 shares of Common Stock at a price of $16.00 per share, the same price at which the underwriters purchased the Common Stock from the selling stockholder, for a total of $5,000. Subsequent to December 31, 2023, the underwriters elected to purchase 231,392 of these shares. The Company incurred offering expenses of $488 in connection with this offering and did not receive any of the proceeds.
Common Stock Repurchases
On October 31, 2022, the Company’s Board of Directors authorized a $50,000 stock repurchase program. On August 1, 2023 and November 6, 2023, the Company's Board of Directors authorized an additional $30,000 and $25,000, respectively, to the Company's existing stock repurchase program. The stock repurchase program has no expiration date and may be modified, suspended, or terminated at any time.
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
During the year ended December 31, 2023, the Company repurchased 4,213,975 shares of its Common Stock at a total cost of $68,585, or an average price of $16.28 per share. The repurchases were part of secondary public offerings of the Company's shares by the Apollo Stockholder, as well as open market purchases.
As of December 31, 2023, the Company had $11,478 of Board authorization remaining to repurchase additional shares of its Common Stock.
Amazon Agreement
On December 13, 2019, the Company signed a six year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon to provide Cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. There were 632,183 warrants that vested upon execution of the ATSA and 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the years ended December 31, 2023, 2022 and 2021, total warrants vested were 821,825, 758,608 and 758,608, respectively. This resulted in Amazon holding 3,224,093 vested warrants as of December 31, 2023. The exercise period of these warrants is through the eighth anniversary of the issue date.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

16. SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
Special Items, net on the Consolidated Statements of Operations consist of the following:

	Year Ended December 31,
	2023	2022	2021
CARES Act grant recognition (1)	$—	$—	$(71,587)
CARES Act employee retention credit (2)	—	—	(848)
Other (3)	—	—	16
Total Special Items, net	$—	$—	$(72,419)

(1)
On March 27, 2020, the CARES Act was passed by the U.S. Government. The provisions in the CARES Act provided for economic relief to eligible individuals and businesses affected by COVID-19. As a provider of scheduled passenger service, air cargo service, charter air transportation and related services, the Company was eligible for and received a grant under the CARES Act Payroll Support Program in 2021.

(2)	In 2021, the Company received a CARES Employee Retention Tax Credit as part of the CARES Act, as described above.
(3)	These costs were related to relocation of flight attendant bases due to the closure of the Portland base.
17. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements (see Note 9), repayment of debt (see Note 8), payments under the TRA (see Note 14), and probable future purchases of aircraft.
The Company had a commitment to lease three aircraft with deliveries spanning the fourth quarter of 2023 and the first quarter of 2024. As of December 31, 2023, the Company had taken control of one of the aircraft, which was subsequently subleased. See Note 9 for more information on the Company's sublease. The leases have annual lease payments of approximately $2,000 for six years.
As of December 31, 2023, the Company had a commitment to purchase an aircraft with an expected delivery in the first quarter of 2024. The purchase agreement calls for a base price of $27,500 that is subject to adjustment based on the aircraft's maintenance condition on the date of delivery.
During the twelve months ended June 30, 2022, the compensation payable to an executive officer temporarily exceeded the restrictions on the payment of certain executive compensation under the CARES Act. Once the issue was identified, the executive officer voluntarily rescinded the unvested portion of the equity grant that caused the executive’s compensation to exceed the CARES Act limit. At no point did the executive's cash compensation and equity awards that could be monetized exceed the CARES Act limit. The Company did not accrue any amounts related to this matter as of December 31, 2023. To the extent we are deemed to have failed to remain in full compliance with the CARES Act and the applicable rules and regulations thereunder, we may become subject to fines or other enforcement actions.
As of December 31, 2023, the Company had surety bonds of approximately $3,600, primarily to bond contractual performance.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

18. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise about which separate financial information is both available and evaluated regularly by the CODM and is used in resource allocation and performance assessments. The Company’s CODM is considered to be the Company’s Chief Executive Officer. The CODM makes resource allocation decisions to maximize the Company's consolidated financial results, primarily through the scheduling of aircraft on the most profitable routes. The Company has two operating and reportable segments: Passenger and Cargo.
The Company’s Passenger segment is comprised of two businesses: Scheduled Service and Charter. These businesses both utilize the Company's Passenger fleet. The CODM maximizes the return on these aircraft through the combination of both the Scheduled Service and Charter flights. The Company routinely schedules its Passenger fleet using what is referred to as “Power Patterns,” which involves scheduling aircraft and crew on trips that combine Scheduled Service and Charter legs, dynamically replacing what would be lower margin Scheduled Service flights with Charter opportunities. The Company determined that it was appropriate that these businesses be viewed as a singular Passenger operating segment as the CODM evaluates the combined results of these businesses, due to their complimentary nature, to ensure the highest levels of returns for the Passenger fleet. Operating revenues for the Passenger segment also includes amounts recorded within Other Revenue. This is inline with how the CODM regularly reviews results and allocates resources.
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
The following tables present financial information for the Company’s two segments. Primarily all of the Company’s long-lived assets are owned by, or associated with, the Passenger operating segment. Substantially all the Company’s tangible assets are located in the U.S. The Company's Aircraft and Flight equipment is mobile across geographic markets. Therefore, predominately all depreciation and amortization expense is associated with the Passenger operating segment. As a result, assets by segment are not reviewed by the CODM and have not been presented herein. The Company does not consider Interest Income, Interest Expense, and Other Income, net, in assessing the financial performance of its operating segments. Collectively, these items are included in reconciliations of reporting segment financial amounts to consolidated financial amounts.

	Year Ended December 31, 2023
	Passenger	Cargo	Consolidated
Operating Revenues	$949,885	$99,735	$1,049,620
Non-Fuel Operating Expenses	570,413	105,038	675,451
Aircraft Fuel	246,600	69	246,669
Total Operating Expenses	817,013	105,107	922,120
Operating Income (Loss)	$132,872	$(5,372)	127,500
Interest Income			10,180
Interest Expense			(42,634)
Other, net			(887)
Income before Income Tax			$94,159

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31, 2022
	Passenger	Cargo	Consolidated
Operating Revenues	$804,094	$90,350	$894,444
Non-Fuel Operating Expenses	479,968	90,405	570,373
Aircraft Fuel	268,279	84	268,363
Total Operating Expenses	748,247	90,489	838,736
Operating Income (Loss)	$55,847	$(139)	55,708
Interest Income			4,527
Interest Expense			(31,018)
Other, net			(5,235)
Income before Income Tax			$23,982

	Year Ended December 31, 2021
	Passenger	Cargo	Consolidated
Operating Revenues	$531,587	$91,428	$623,015
Non-Fuel Operating Expenses	385,580	68,797	454,377
Aircraft Fuel	128,863	247	129,110
Special Items, net	(54,019)	(18,400)	(72,419)
Total Operating Expenses	460,424	50,644	511,068
Operating Income	$71,163	$40,784	111,947
Interest Income			85
Interest Expense			(26,326)
Other, net			14,624
Income before Income Tax			$100,330
19. PARENT COMPANY FINANCIAL STATEMENTS
Basis of Presentation
These Condensed Parent Company Financial Statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiary of Sun Country Airlines Holdings, Inc. (herein also referred to as the "Parent"), as defined in Rule 4-08(e)(3) of Regulation S-X, exceed 25% of the consolidated net assets of the Company. These Condensed Parent Company Financial Statements are not general-purpose financial statements and should be read in conjunction with the Consolidated Financial Statements.
Sun Country Airlines Holdings, Inc. is the parent company of Sun Country, Inc. ("Subsidiary"), which is a certificated air carrier. As such, Sun Country Airlines Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, the Parent is dependent upon cash dividends and distributions and other transfers from its Subsidiary to meet obligations. The ability of Sun Country Holdings, Inc.’s operating Subsidiary to pay dividends is restricted due to terms of the Credit Agreement, as defined in Note 8, which was negotiated with the Subsidiary. The covenants of the Credit Agreement place an annual limit on the amount of dividends the Subsidiary can pay Sun Country Holdings, Inc., as calculated using six percent of the Company's market capitalization plus the greater of $10,000 or 10% of EBITDAR. There are no significant limitations on Sun Country Airlines Holdings, Inc.'s ability to direct the Subsidiary to make periodic payments under the TRA.
The Parent’s significant accounting policies are consistent with those described in the Consolidated Financial Statements, except that the Subsidiary is accounted for as an equity method investment.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following Condensed Parent Company Financial Statements are presented to show only the parent company, Sun Country Airlines Holdings, Inc.
Balance Sheets

	December 31,
	2023	2022(1)
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Other Assets:
Investment in Subsidiary	615,447	597,996
Total Other Assets	615,447	597,996
Total Assets	$615,447	$597,996

	December 31,
	2023	2022(1)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income Tax Receivable Agreement Liability	$3,250	$2,260
Other Current Liabilities	—	16
Total Current Liabilities	3,250	2,276

Income Tax Receivable Agreement Liability	97,794	101,540
Other Long-term Liabilities	—	1,468
Total Liabilities	101,044	105,284

Stockholders' Equity:
Common Stock	589	582
Treasury Stock	(94,341)	(17,605)
Additional Paid In Capital	513,988	488,494
Accumulated Other Comprehensive Loss	(62)	(807)
Retained Earnings	94,229	22,048
Total Stockholders' Equity	514,403	492,712
Total Liabilities and Stockholders' Equity	$615,447	$597,996
__________________________

(1)
During the fourth quarter of 2023, the Company identified and corrected an immaterial error in our previously disclosed Condensed Parent Company Balance Sheet for the year ended December 31, 2022. The error resulted in an understatement of the Parent Company's Total Liabilities with an offsetting overstatement in Stockholders' Equity. The corrected figures are reflected in the amounts presented for the TRA Liability and Retained Earnings as of December 31, 2022. The error had no impact on the Company's Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Statements of Operations

	Year Ended December 31,
	2023	2022(1)	2021(1)
Operating Expenses:
Other Operating, net	$659	$465	$64
Total Operating Expenses	659	465	64
Operating Loss	(659)	(465)	(64)

Non-operating Income (Expense), net:
Equity in Income of Subsidiary	72,509	23,141	64,912
Income Tax Receivable Agreement Adjustment	331	(5,000)	16,400
Total Non-operating Income, net	72,840	18,141	81,312

Income before Income Tax	72,181	17,676	81,248
Income Tax Expense	—	—	—
Net Income	72,181	17,676	81,248
Other Comprehensive Income (Loss)	745	(807)	—
Comprehensive Income	$72,926	$16,869	$81,248
__________________________

(1)
During the fourth quarter of 2023, the Company identified and corrected an immaterial error in our previously disclosed Condensed Parent Company Statements of Operations for the years ended December 31, 2022 and 2021. As a result, certain amounts that were previously recorded within Equity in Income of Subsidiary on the Parent Company Statements of Operations for the years ended December 31, 2022 and 2021 have been reclassified to Income Tax Receivable Agreement Adjustment. The reclassification had no impact on Parent Company Net Income and had no impact on the Company's Consolidated Financial Statements.

A Statement of Cash Flows has not been presented as Sun Country Airlines Holdings, Inc. did not have material cash transactions for the years ended December 31, 2023, 2022, and 2021. Further, Sun Country Airlines Holdings, Inc. did not have material cash balances as of December 31, 2023 and 2022. All cash transactions involving Sun Country Airlines Holdings, Inc. are performed at the Subsidiary level.
During the years ended December 31, 2023 and 2022, Sun Country Airlines Holdings, Inc. directed the Subsidiary to repurchase the Parent's Common Stock and make a payment to the TRA holders. For more information on these transactions see Note 14 and Note 15 within these Consolidated Financial Statements. These transactions have been recorded as non-cash dividends from the Subsidiary to the Parent. There were no similar transactions during the year ended December 31, 2021.
20. SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through February 14, 2024, the date that the Consolidated Financial Statements were available to be issued.
On December 11, 2023, the Company announced the commencement of a secondary public offering of 4,000,000 shares of its Common Stock by the Apollo Stockholder. The underwriters were given an option to purchase an additional 600,000 shares of Common Stock. Subsequent to December 31, 2023, the underwriters elected to purchase 231,392 of these shares.
For more information on the Company's subsequent event, see Note 15 within these Consolidated Financial Statements.

ITEM 9: CHANGES IN THE DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established by the COSO in Internal Control - Integrated Framework (2013). Management’s assessment included evaluation of criteria in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and has concluded that such internal controls over financial reporting were effective.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2023, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

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

During the quarter ended June 30, 2023, management identified an additional material weakness in the Company’s internal control over financial reporting. Specifically, the Company did not have an effective risk assessment process to identify and assess the risks of misstatement associated with the utilization of a third-party service organization's hosted IT solution for automating the processing of vendor invoices (i.e., scanning, routing, approving, and preparing the recording of invoices) and hosting of related information. As a result, management’s ITGCs over the IT application used by the service organization and process-level controls over the procurement activities carried out by the third-party service organization were not designed or implemented to operate at a sufficient level of precision. The Company also did not obtain a SOC Report from the third-party that would provide evidence of design, implementation, and operating effectiveness of such controls within the service organization’s framework of internal controls.

These control deficiencies did not result in a material misstatement of the Consolidated Financial Statements included in our prior period consolidated annual or interim financial statements. However, each of these control deficiencies created a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management concluded that each control deficiency constituted a material weakness in the Company's internal control over financial reporting. The material weaknesses have been fully remediated as of December 31, 2023, as further described below.

Management supplemented and enhanced the Company's system of internal control over financial reporting through a series of actions and measures responsive to each identified material weakness. The remediation completed for the material weakness associated with accounting for complex, non-routine transactions, included the following:

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

•Reviewed and implemented necessary changes to the design of our risk assessment and review controls over accounting for complex, non-routine transactions, including lease-related transactions;

•Re-designed the overall design of our risk assessment process with utilization of a new third-party tool;

•Established a policy and internal controls surrounding transactions related to a new lessor relationship; and

•Operated management's controls surrounding the accounting for complex, non-routine transactions, including those associated with the acquisition and related financing of additional aircraft, and those involved with becoming a first-time aircraft lessor.

The remediation completed for the material weakness associated with the controls over the utilization of a third-party service organization's hosted IT solution for automating the processing of vendor invoices and hosting of related information, included the following:

•Established and tested the IT infrastructure necessary to operate the vendor’s application on premise;

•Completed the move of the historical data and designed and implemented internal processes and controls surrounding the IT application in order to operate it entirely within the Company’s control;

•Enhanced the risk assessment process and design of our process-level controls over procurement activities so they operate at a sufficient level of precision; and

•Operated ITGCs and related process-level internal controls surrounding the IT application and related procurement activities that operate within the Company.

As a result, management implemented controls within designed to prevent or detect a material misstatement. Those new controls were fully implemented and sufficient testing was performed to conclude that the applicable controls were operating effectively as of December 31, 2023. As such, Management believes that, as of December 31, 2023, the deficiencies contributing to the previously identified material weaknesses have been fully remediated.
Changes in Internal Control Over Financial Reporting

Other than the changes made to remediate the material weaknesses related to the accounting for complex, non-routine transactions including addressing the application of ASC Topic 842, Leases, to the purchase of aircraft subject to an existing operating lease and related to an effective risk assessment process of a third-party service organization's hosted IT solution for automating the processing of vendor invoices described above, there have been no further changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the quarter ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Duration of Plan (Scheduled Expiration Date of Plan)	Number of Securities to be Purchased (Sold) under the Plan
John Gyurci, Vice President, Finance, and Chief Accounting Officer	Termination	November 9, 2023	February 9, 2024	(80,000)
John Gyurci, Vice President, Finance, and Chief Accounting Officer	Adoption	November 9, 2023	February 14, 2025	(90,000)
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
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the data under the heading “Certain Relationships and Related Person Transactions” in the Proxy Statement.
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

10.40
Income Tax Receivable Agreement, by and among Sun Country Airlines, Inc., Sun Country Airlines Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.41
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

10.43*†	Form of Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan

10.44*†	Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Rose Neale

10.45
Term Loan Facility Agreement, dated as of March 21, 2023, by and among Sun Country Airlines Holdings, Inc., Sun Country, Inc. (D/B/A Sun Country Airlines), the lenders party thereto and UMB Bank, National Association, as facility agent, security trustee and account bank (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2023)

10.46†
Employment Agreement, dated as of April 11, 2023, by and between Jude Bricker and Sun Country, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

10.47†
Employment Agreement, dated as of April 11, 2023, by and between David Davis and Sun Country, Inc. (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

10.48#
Amendment 19 to the Inventory Support Services Agreement, dated as July 20, 2023, by and between Sun Country, Inc., dba Sun Country Airlines and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023)

10.49*†	Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Eric Levenhagen.

10.50*†	Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Grant Whitney.

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification by Sun Country’s Chief Executive Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

97*	Sun Country Airlines Clawback Policy

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)
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

/s/ Dave Davis
Dave Davis
President and Chief Financial Officer
(Principal Financial and Accounting Officer)
February 14, 2024

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jude Bricker	Chief Executive Officer; Director	February 14, 2024
Jude Bricker	(Principal Executive Officer)

/s/ Dave Davis	President and Chief Financial Officer;	February 14, 2024
Dave Davis	Director (Principal Financial and Accounting Officer)

/s/ Jennifer Vogel	Chair of the Board; Director	February 14, 2024
Jennifer Vogel

/s/ Patrick O'Keeffe	Director	February 14, 2024
Patrick O'Keeffe

/s/ Thomas C. Kennedy	Director	February 14, 2024
Thomas C. Kennedy

/s/ Marion Blakey	Director	February 14, 2024
Marion Blakey

/s/ Kerry Philipovitch	Director	February 14, 2024
Kerry Philipovitch

/s/ Gail Peterson	Director	February 14, 2024
Gail Peterson