Form 10-Q
period 2024-03-31
Sun Country Airlines Holdings, Inc.
filed 2024-05-07
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2024:
Common Stock, $0.01 par value – 52,611,323 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$28,427	$46,279
Restricted Cash	11,173	17,401
Investments	132,779	141,127
Accounts Receivable, net of an allowance for credit losses of $39 and $17, respectively	37,525	38,166
Short-term Lessor Maintenance Deposits	1,816	1,046
Inventory, net of a reserve for obsolescence of $753 and $977, respectively	8,583	7,793
Prepaid Expenses	12,604	15,823
Other Current Assets	2,062	3,716
Total Current Assets	234,969	271,351

Property & Equipment, net:
Aircraft and Flight Equipment	703,222	685,559
Aircraft and Flight Equipment Held for Operating Lease	154,399	154,185
Ground Equipment and Leasehold Improvements	44,379	39,847
Computer Hardware and Software	19,430	17,875
Finance Lease Assets	344,500	304,384
Rotable Parts	24,987	19,848
Total Property & Equipment	1,290,917	1,221,698
Accumulated Depreciation & Amortization	(272,590)	(252,717)
Total Property & Equipment, net	1,018,327	968,981

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $25,622 and $24,190, respectively	82,119	83,551
Operating Lease Right-of-use Assets	14,252	14,917
Aircraft Deposits	9,564	9,564
Long-term Lessor Maintenance Deposits	48,181	44,675
Other Assets	9,444	8,365
Total Other Assets	385,783	383,295
Total Assets	$1,639,079	$1,623,627
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$59,929	$59,011
Accrued Salaries, Wages, and Benefits	31,787	33,305
Accrued Transportation Taxes	16,459	18,097
Air Traffic Liabilities	119,938	157,996
Finance Lease Obligations	45,083	44,756
Loyalty Program Liabilities	9,404	9,898
Operating Lease Obligations	2,233	2,219
Current Maturities of Long-term Debt, net	74,398	74,177
Income Tax Receivable Agreement Liability	10,611	3,250
Other Current Liabilities	13,725	15,873
Total Current Liabilities	383,567	418,582

Long-term Liabilities:
Finance Lease Obligations	268,687	232,546
Loyalty Program Liabilities	3,664	3,839
Operating Lease Obligations	15,904	16,611
Long-term Debt, net	313,733	327,468
Deferred Tax Liability	18,080	9,148
Income Tax Receivable Agreement Liability	87,083	97,794
Other Long-term Liabilities	7,355	3,236
Total Long-term Liabilities	714,506	690,642
Total Liabilities	1,098,073	1,109,224

Commitments and Contingencies (see Note 10)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 58,954,329 and 58,878,723 issued and 52,611,323 and 53,291,001 outstanding at March 31, 2024 and December 31, 2023, respectively	590	589
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost, 6,343,006 and 5,587,722 shares held at March 31, 2024 and December 31, 2023, respectively	(105,937)	(94,341)
Additional Paid-In Capital	517,012	513,988
Retained Earnings	129,542	94,229
Accumulated Other Comprehensive Loss	(201)	(62)
Total Stockholders' Equity	541,006	514,403
Total Liabilities and Stockholders' Equity	$1,639,079	$1,623,627
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Revenues:
Passenger	$274,664	$267,269
Cargo	23,948	23,361
Other	12,871	3,485
Total Operating Revenues	311,483	294,115

Operating Expenses:
Aircraft Fuel	70,304	72,290
Salaries, Wages, and Benefits	82,238	75,430
Aircraft Rent	—	1,480
Maintenance	16,817	13,039
Sales and Marketing	10,679	9,929
Depreciation and Amortization	23,809	19,460
Ground Handling	9,154	9,170
Landing Fees and Airport Rent	14,729	10,945
Other Operating, net	28,577	26,589
Total Operating Expenses	256,307	238,332
Operating Income	55,176	55,783

Non-operating Income (Expense):
Interest Income	2,448	2,741
Interest Expense	(11,112)	(8,630)
Other, net	46	(212)
Total Non-operating Expense, net	(8,618)	(6,101)

Income Before Income Tax	46,558	49,682
Income Tax Expense	11,245	11,354
Net Income	$35,313	$38,328

Net Income per share to common stockholders:
Basic	$0.67	$0.68
Diluted	$0.64	$0.64
Shares used for computation:
Basic	53,034,538	56,630,656
Diluted	55,397,685	59,535,045
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net Income	$35,313	$38,328

Other Comprehensive (Loss) Income:
Net unrealized (losses) gains on Available-for-Sale securities, net of deferred tax (benefit) expense of $(42) and $116, respectively	(139)	389
Other Comprehensive (Loss) Income	(139)	389
Comprehensive Income	$35,174	$38,717

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2024
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock Issued for Stock-Based Awards	—	75,606	1	—	—	110	—	—	111
Net Income	—	—	—	—	—	—	35,313	—	35,313
Common Stock Repurchases	—	—	—	755,284	(11,596)	—	—	—	(11,596)
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,514	—	—	1,514
Other Comprehensive Income	—	—	—	—	—	—	—	(139)	(139)
March 31, 2024	3,413,745	58,954,329	$590	6,343,006	$(105,937)	$517,012	$129,542	$(201)	$541,006

	Three Months Ended March 31, 2023
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock Issued for Stock-Based Awards	—	147,105	2	—	—	554	—	—	556
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Net Income	—	—	—	—	—	—	38,328	—	38,328
Common Stock Repurchases	—	—	—	1,230,932	(22,549)	7,501	—	—	(15,048)
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	2,678	—	—	2,678
Other Comprehensive Income	—	—	—	—	—	—	—	389	389
March 31, 2023	2,591,920	58,364,752	$584	2,123,747	$(40,162)	$500,627	$60,376	$(418)	$521,007
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net Income	$35,313	$38,328
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	23,809	19,460
Deferred Income Taxes	8,974	10,450
Other, net	2,883	4,643
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,147	(468)
Inventory	(1,319)	(305)
Prepaid Expenses	3,218	(198)
Lessor Maintenance Deposits	(4,276)	(2,858)
Aircraft Deposits	—	(187)
Other Assets	1,093	581
Accounts Payable	2,455	(288)
Accrued Transportation Taxes	(1,638)	(2,264)
Air Traffic Liabilities	(38,058)	(16,382)
Loyalty Program Liabilities	(669)	(1,638)
Operating Lease Obligations	(455)	(1,434)
Other Liabilities	(4,756)	421
Net Cash Provided by Operating Activities	30,721	47,861
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(29,698)	(104,978)
Purchases of Investments	(31,200)	(24,228)
Proceeds from the Maturities of Investments	39,500	32,840
Other, net	1,091	1,129
Net Cash Used in Investing Activities	(20,307)	(95,237)
Cash Flows from Financing Activities:
Common Stock Repurchases	(11,493)	(14,812)
Proceeds from Borrowings	—	71,280
Repayment of Finance Lease Obligations	(5,847)	(4,277)
Repayment of Borrowings	(13,830)	(10,122)
Other, net	(3,324)	(3,258)
Net Cash Provided by (Used in) Financing Activities	(34,494)	38,811

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(24,080)	(8,565)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	63,680	102,928

Cash, Cash Equivalents and Restricted Cash--End of the Period	$39,600	$94,363

Non-cash transactions:
Aircraft Acquired under Finance Lease	$40,116	$—

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	March 31, 2024	March 31, 2023
Cash and Cash Equivalents	$28,427	$71,587
Restricted Cash	11,173	22,776
Total Cash, Cash Equivalents and Restricted Cash	$39,600	$94,363

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
The Company has prepared the unaudited Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (“GAAP”) and has included the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Form 10-Q. Therefore, the accompanying Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC ("2023 10-K"). Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The Company reclassified certain prior period amounts to conform to the current period presentation. All material intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the impact of macroeconomic conditions, and other factors, operating results for the three months ended March 31, 2024 are not necessarily indicative of operating results for other interim periods or for the full year ending December 31, 2024.
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled Service, Charter, Ancillary, Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the U.S. Department of Defense ("DoD"), collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Air Transportation Services Agreement (the “ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company acts as a lessor. The Company recognized $9,275 of rental revenue during the three months ended March 31, 2024. The rental revenue was not material to the Company's results of operations for the three months ended March 31, 2023.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The significant categories comprising Operating Revenues are as follows:

	Three Months Ended March 31,
	2024	2023
Scheduled Service	$141,194	$152,657
Charter	47,312	46,187
Ancillary	86,158	68,425
Passenger	274,664	267,269
Cargo	23,948	23,361
Other	12,871	3,485
Total Operating Revenues	$311,483	$294,115
The Company attributes and measures its Operating Revenues by geographic region as defined by the United States Department of Transportation ("DOT") for airline reporting based upon the origin of each passenger and cargo flight segment.
The Company’s operations are highly concentrated in the U.S., but include service to many international locations, primarily based on scheduled service to Latin America during the winter season and on military charter services.
Total Operating Revenues by geographic region are as follows:

	Three Months Ended March 31,
	2024	2023
Domestic	$290,214	$273,423
Latin America	21,269	20,255
Other	—	437
Total Operating Revenues	$311,483	$294,115
Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets.
The Company’s contract liabilities are comprised of: 1) ticket sales for transportation that have not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets).

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Contract Assets and Liabilities are as follows:

	March 31, 2024	December 31, 2023
Contract Assets
Costs to fulfill contract with Amazon	$1,279	$1,493
Total Contract Assets	$1,279	$1,493

Contract Liabilities
Air Traffic Liabilities	$119,938	$157,996
Loyalty Program Liabilities	13,068	13,737
Amazon Deferred Up-front Payment	1,955	2,225
Total Contract Liabilities	$134,961	$173,958
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2024, $128,502 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2023.
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
Changes in the Loyalty Program Liabilities are as follows:

	2024	2023
Balance – January 1	$13,737	$15,437
Loyalty Points Earned	2,430	2,294
Loyalty Points Redeemed (1)	(3,099)	(3,932)
Balance – March 31	$13,068	$13,799
______________________

(1)	Loyalty points are combined in one homogenous pool, which includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Income	$35,313	$38,328

Denominator:
Weighted Average Common Shares Outstanding - Basic	53,034,538	56,630,656
Dilutive effect of Stock Options, RSUs and Warrants (1)	2,363,147	2,904,389
Weighted Average Common Shares Outstanding - Diluted	55,397,685	59,535,045

Basic earnings per share	$0.67	$0.68
Diluted earnings per share	$0.64	$0.64
______________________

(1)
There were 2,778,194 and 3,117,544 performance-based stock options outstanding at March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, 100% and 43% of the performance-based stock options had vested, respectively. As of March 31, 2023, 64% of the performance-based stock options were expected to vest.

The Company has excluded 4,230,975 of stock options, RSUs and warrants that would have had an anti-dilutive effect on its diluted earnings per share calculation for the three months ended March 31, 2024. The Company's anti-dilutive shares for the three months ended March 31, 2023 were not material to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

4. AIRCRAFT
As of March 31, 2024, Sun Country's fleet consisted of 63 Boeing 737-NG aircraft, comprised of 58 Boeing 737-800s and five Boeing 737-900ERs.
The following tables summarize the Company’s aircraft fleet activity for the three months ended March 31, 2024 and 2023, respectively:

	December 31, 2023	Additions	Reclassifications	Removals	March 31, 2024
Passenger:
Owned	29	1	—	—	30
Finance leases	13	1	—	—	14
Sun Country Airlines’ Fleet	42	2	—	—	44
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	—	—	5
Subleased Aircraft (1)	1	1	—	—	2
Total Aircraft	60	3	—	—	63

	December 31, 2022	Additions	Reclassifications	Removals	March 31, 2023
Passenger:
Owned	29	—	—	—	29
Finance leases	11	—	—	—	11
Operating leases	2	—	—	—	2
Sun Country Airlines’ Fleet	42	—	—	—	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	—	3	—	—	3
Total Aircraft	54	3	—	—	57

(1)	The head lease associated with these subleases are classified as finance leases.
During the three months ended March 31, 2024, the Company acquired one incremental aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to an unaffiliated airline through the fourth quarter of 2024. Upon expiry of the sublease, the aircraft will be redelivered to the Company and is expected to be inducted into the Company's passenger fleet. Of the 35 Owned aircraft and Owned Aircraft Held for Operating Lease as of March 31, 2024, 31 aircraft were financed and four aircraft were unencumbered. Subsequent to March 31, 2024, the Company purchased one aircraft previously classified as a finance lease, which is now unencumbered.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

During the three months ended March 31, 2023, the Company acquired three 737-900ERs that are currently on lease to an unaffiliated airline ("Owned Aircraft Held for Operating Lease"). The Owned Aircraft Held for Operating Lease are financed through a term loan arrangement. See Note 6 within Part II, Item 8 in our 2023 10-K for more information on this transaction.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended March 31,
Aircraft Status	Expense Type	2024	2023
Owned	Depreciation	$14,340	$11,872
Finance Leased	Amortization	5,730	4,683
Operating Leased	Aircraft Rent (1)	—	1,480
		$20,070	$18,035

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
5.    DEBT
Credit Facilities
On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR of $87,700 and minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of March 31, 2024.
Due to previous transactions which utilized the DDTL and the subsequent repayment, no amounts under the DDTL were available to the Company as of March 31, 2024. As of March 31, 2024, the Company had $24,393 of financing available through the Revolving Credit Facility, as $607 had been pledged to support letters of credit.
Long-term Debt
Term Loan Credit Facility
During the three months ended March 31, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The loan is repaid monthly through March 2030. During the lease term, payments collected from the lessee are applied directly to the repayment of principal and interest on the term loan credit facility. The Owned Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral.
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a Loan-to-Value ("LTV") ratio calculation is completed at the end of the lease term. The interest rate in effect as of March 31, 2024 was 9.2%. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause will be applied towards any prepayment obligation. No amounts related to an estimated principal prepayment have been reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2024.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of Class A and Class B certificates (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.05% as of March 31, 2024.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95%. The weighted average interest rate was 4.30% as of March 31, 2024.
Long-term Debt includes the following:

	March 31, 2024	December 31, 2023
2019-1 EETC (see terms and conditions above)	$138,423	$138,423
2022-1 EETC (see terms and conditions above)	148,653	158,775
Term Loan Credit Facility (see terms and conditions above)	104,733	108,442
Total Debt	391,809	405,640
Less: Unamortized debt issuance costs	(3,678)	(3,995)
Less: Current Maturities of Long-term Debt, net	(74,398)	(74,177)
Total Long-term Debt, net	$313,733	$327,468
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2024	$61,559	$(871)	$60,688
2025	80,005	(956)	79,049
2026	61,150	(709)	60,441
2027	65,175	(525)	64,650
2028	36,362	(337)	36,025
Thereafter	87,558	(280)	87,278
Total as of March 31, 2024	$391,809	$(3,678)	$388,131

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The fair value of Debt was $368,207 as of March 31, 2024 and $383,061 as of December 31, 2023. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
6. INVESTMENTS
A summary of debt securities by major security type:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Corporate Debt Securities	$62,525	$3	$(146)	$62,382
U.S. Government Agency Securities	64,165	—	(119)	64,046
Total	$126,690	$3	$(265)	$126,428

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$6,981	$—	$(5)	$6,976
Corporate Debt Securities	59,222	76	(50)	59,248
U.S. Government Agency Securities	68,118	23	(125)	68,016
Total	$134,321	$99	$(180)	$134,240

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,351 and $6,887 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. The Company believes that any unrealized losses are recoverable prior to the investment's conversion to cash.
7.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$28,427	$—	$—	$28,427
Available-for-Sale Securities:
Corporate Debt Securities	—	62,382	—	62,382
U.S. Government Agency Securities	—	64,046	—	64,046
Total Available-for-Sale Securities	—	126,428	—	126,428
Total Assets Measured at Fair Value on a Recurring Basis	$28,427	$126,428	$—	$154,855

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
8.    INCOME TAXES

The Company's effective tax rate for the three months ended March 31, 2024 and 2023 was 24.2% and 22.9%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The quarter-over-quarter increase in the effective tax rate was primarily due to a decrease in the impact of stock option exercises over the comparative periods.
Tax Receivable Agreement
The total Tax Receivable Agreement ("TRA") balance as of March 31, 2024 and December 31, 2023 was $97,694 and $101,044, of which $10,611 and $3,250 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. During the three months ended March 31, 2024 and 2023, the Company made payments of $3,350 and $2,425, respectively, to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.
9.    STOCKHOLDERS' EQUITY
Equity Transactions
Common Stock Repurchases
The Company maintains a stock repurchase program, which has no expiration date and may be modified, suspended, or terminated by the Company's Board of Directors at any time. As of March 31, 2024, the Company did not have any remaining amount of Board authorization to repurchase shares of its Common Stock.
During the three months ended March 31, 2024, the Company repurchased 755,284 shares of its Common Stock at a total cost of $11,493, or an average price of $15.22 per share. The repurchases were part of open market purchases. During the three months ended March 31, 2023, the Company repurchased 750,000 shares of its Common Stock at a total cost of $14,812, or an average price of $19.75 per share. The repurchases were part of a secondary public offering of the Company's shares by the Apollo Stockholder. The settlement of a $25,000 Accelerated Share Repurchase Program occurred during January 2023, upon which the Company received an additional 480,932 shares.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Amazon Agreement
On December 13, 2019, the Company signed a six-year contract (with two, two-year extension options, for a maximum term of 10 years) with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During both the three months ended March 31, 2024 and 2023, 189,652 warrants vested, respectively. As of March 31, 2024 and 2023, the cumulative vested warrants held by Amazon were 3,413,745 and 2,591,920, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
Stock Compensation
During the first quarter of 2024, the Company issued performance-based restricted stock units (“PRSUs”) to certain employees. The PRSUs are long-term incentive opportunities that represent the right to receive shares of the Company’s Common Stock based on the achievement of certain performance conditions over a three-year period. Potential payouts range from 50%-150% of a target level. The maximum number of shares that may be issued on the PRSU vesting date is 259,095. The Company recognizes PRSU stock compensation expense to the extent it is probable the performance condition(s) will be satisfied.
10.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 5), payments under the TRA (see Note 8), and probable future purchases of aircraft.
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. The Company believes a loss in this matter is not probable and has not recognized a loss contingency.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

11.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$287,535	$23,948	$311,483	$270,754	$23,361	$294,115
Non-Fuel Operating Expenses	160,700	25,303	186,003	140,637	25,405	166,042
Aircraft Fuel	70,304	—	70,304	72,266	24	72,290
Total Operating Expenses	231,004	25,303	256,307	212,903	25,429	238,332
Operating Income (Loss)	$56,531	$(1,355)	55,176	$57,851	$(2,068)	55,783
Interest Income			2,448			2,741
Interest Expense			(11,112)			(8,630)
Other, net			46			(212)
Income Before Income Tax			$46,558			$49,682
12.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through May 7, 2024, the date that the Condensed Consolidated Financial Statements were available to be issued.
Subsequent to March 31, 2024, the Company purchased one aircraft previously classified as a finance lease, which is now unencumbered.
For more information on the subsequent events, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2024 and 2023. Also discussed is our financial position as of March 31, 2024 and December 31, 2023. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2023 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic Scheduled Service, Charter, and Cargo businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and visiting friends and relatives ("VFR") passengers, Charter customers and providing crew, maintenance and insurance (“CMI”) service to Amazon, with flights throughout the U.S. and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Scheduled Service, Charter and Cargo business lines with the objective of generating high returns and margins and mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. We believe this flexible business model provides greater resiliency to economic and industry downturns than a traditional scheduled service carrier. This strategy has been implemented and executed by an experienced management team with deep knowledge of the industry.
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
Our Charter business, which is one of the largest narrow body Charter operations in the United States, is synergistic with our other businesses and provides both inherent diversification and downside protection. Our

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Charter business has several favorable characteristics, including: large repeat customers, more stable demand than Scheduled Service flying, and the ability to pass through certain costs, including fuel. Our diverse Charter customer base includes casino operators, the DoD, and collegiate and professional sports teams. Our Charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the DoD and sports teams continue to fly during normal economic downturns and our casino contracts are long-term in nature.
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
Fuel price volatility due to market conditions and geopolitical events, and the impact of macroeconomic conditions, continue to impact the Company, as well as the industry. Our diversified business model, which includes a focus on leisure and VFR passengers, Charter and Cargo service, is unique in the airline sector and mitigates the impact of economic and industry downturns on our business when compared with other large U.S. passenger airlines. This strategy has allowed us to offset a majority of additional costs associated with fuel price volatility and the impact of macroeconomic conditions. Additionally, our Charter and Cargo businesses have the ability to pass on certain costs, including fuel. Our flexible business model gives us the ability to adjust our services in response to market conditions, which is targeted at producing the highest possible returns for Sun Country.
For more information on our business and strategic advantages, see the "Business" and “Management’s Discussion and Analysis of Operations” sections within Part I, Item 1 and Part II, Item 7, respectively, in our 2023 10-K.
Components of Operations
For a more detailed discussion on the nature of transactions included in the separate line items of our Condensed Consolidated Statement of Operations, see “Management’s Discussion and Analysis of Operations” in Part II, Item 7 in our 2023 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended March 31, 2024 (1)				Three Months Ended March 31, 2023 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	7,169	2,292	2,961	12,539	6,177	2,369	3,027	11,672
Block hours (2)	25,496	4,900	7,688	38,437	21,941	5,054	7,776	35,083
Aircraft miles (2)	10,176,835	1,696,121	2,856,662	14,840,468	8,740,473	1,725,753	2,840,370	13,401,208
Available seat miles (ASMs) (thousands) (2)	1,892,891	299,058		2,211,886	1,625,728	301,913		1,945,001
Total revenue per ASM (TRASM) (cents) (3)	12.20	15.82		12.58	13.81	15.30		13.92
Average passenger aircraft during the period (4)				42.0				41.3
Passenger aircraft at end of period (4)				44				42
Cargo aircraft at end of period				12				12
Leased Aircraft (5)				7				3
Average daily aircraft utilization (hours) (4)				8.0				7.3
Average stage length (miles)				1,255				1,225
Revenue passengers carried (6)	1,157,511				998,238
Revenue passenger miles (RPMs) (thousands) (6)	1,654,851				1,432,131
Load factor (6)	87.4%				88.1%
Average base fare per passenger (6)	$121.98				$152.93
Ancillary revenue per passenger (6)	$74.43				$68.55
Total fare per passenger (6)	$196.41				$221.48
Charter revenue per block hour (6)		$9,655				$9,139
Fuel gallons consumed (thousands) (2)	20,050	3,434		23,676	17,383	3,526		21,073
Fuel cost per gallon, excluding indirect fuel credits				$3.01				$3.45
Employees at end of period				2,865				2,634
Cost per available seat mile (CASM) (cents) (7)				11.59				12.25
Adjusted CASM (cents) (8)				7.09				7.10
______________________
(1)Certain operating statistics and metrics are not presented as they are not calculable or are not utilized by management.
(2)Total System operating statistics for Departures, Block hours, Aircraft miles, ASMs and Fuel gallons consumed include amounts related to flights operated for maintenance; therefore, the Total System amounts are higher than the sum of Scheduled Service, Charter and Cargo amounts.
(3)Scheduled Service TRASM includes Schedule Service revenue, Ancillary revenue, and ASM generating revenue classified within Other Revenue on the Condensed Consolidated Statements of Operations.
(4)Scheduled Service and Charter utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(5)Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
(6)Passenger-related statistics and metrics are shown only for Scheduled Service. Charter revenue is driven by flight statistics.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Operating Revenues:
Scheduled Service	$141,194	$152,657	$(11,463)	(8)%
Charter	47,312	46,187	1,125	2%
Ancillary	86,158	68,425	17,733	26%
Passenger	274,664	267,269	7,395	3%
Cargo	23,948	23,361	587	3%
Other	12,871	3,485	9,386	269%
Total Operating Revenues	311,483	294,115	17,368	6%

Operating Expenses:
Aircraft Fuel	70,304	72,290	(1,986)	(3)%
Salaries, Wages, and Benefits	82,238	75,430	6,808	9%
Aircraft Rent	—	1,480	(1,480)	(100)%
Maintenance	16,817	13,039	3,778	29%
Sales and Marketing	10,679	9,929	750	8%
Depreciation and Amortization	23,809	19,460	4,349	22%
Ground Handling	9,154	9,170	(16)	—%
Landing Fees and Airport Rent	14,729	10,945	3,784	35%
Other Operating, net	28,577	26,589	1,988	7%
Total Operating Expenses	256,307	238,332	17,975	8%
Operating Income	55,176	55,783	(607)	(1)%

Non-operating Income (Expense):
Interest Income	2,448	2,741	(293)	(11)%
Interest Expense	(11,112)	(8,630)	(2,482)	29%
Other, net	46	(212)	258	(122)%
Total Non-operating Expense, net	(8,618)	(6,101)	(2,517)	41%

Income Before Income Tax	46,558	49,682	(3,124)	(6)%
Income Tax Expense	11,245	11,354	(109)	(1)%
Net Income	$35,313	$38,328	$(3,015)	(8)%
Total Operating Revenues increased $17,368, or 6%, to $311,483 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The revenue increase was driven by an increase in rental revenue included within Other revenue, as well as an 11% increase in Passenger segment departures, partially offset by an 11% decrease in Total Fare per passenger.
Passenger. Passenger revenue increased $7,395, or 3%, to $274,664 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The table below presents select operating data for lines of revenue within Passenger, expressed as quarter-over-quarter changes:

	Three Months Ended March 31,		Change		% Change
	2024	2023
Scheduled Service and Ancillary Statistics:
Departures	7,169	6,177	992		16%
Block Hours	25,496	21,941	3,555		16%
Passengers	1,157,511	998,238	159,273		16%
Average base fare per passenger	$121.98	$152.93	$(30.95)		(20)%
Ancillary revenue per passenger	$74.43	$68.55	$5.88		9%
Total Fare per passenger	$196.41	$221.48	$(25.07)		(11)%
RPMs (thousands)	1,654,851	1,432,131	222,720		16%
ASMs (thousands)	1,892,891	1,625,728	267,163		16%
TRASM (cents)	12.20	13.81	(1.61)		(12)%
Passenger load factor	87.4%	88.1%	(0.7)	pts	N/A

Charter Statistics:
Departures	2,292	2,369	(77)		(3)%
Block hours	4,900	5,054	(154)		(3)%
Charter revenue per block hour	$9,655	$9,139	516		6%
The quarter-over-quarter increases in certain Scheduled Service operating data were primarily the result of increased capacity due to a 10% increase in average daily aircraft utilization. As a result, Scheduled Service departures and ASMs both increased by 16%. This increase in capacity drove the 16% increase in passengers, which offset the quarter-over-quarter decreases in both Total Fare per passenger and TRASM. The 16% increase in Schedule Service passengers during the period also resulted in greater sales of ancillary products. Ancillary revenue was further benefited by per unit growth.
Passenger revenue was further supported by the $1,125, or 2%, increase in Charter revenue during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The Company was able to reduce the number of ferry flights by leveraging scheduled service opportunities, which drove the 3% decrease in Charter block hours and departures. This resulted in a 6% increase in Charter revenue per block hour.
Cargo. Revenue from Cargo services increased $587, or 3%, to $23,948 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by the annual rate escalation included in the ATSA, which went into effect on December 13, 2023. This increase was offset by a 2% and 1% quarter-over-quarter decrease in departures and block hours, respectively.
Other. Other revenue increased $9,386, or 269%, to $12,871 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Other revenue benefited from the $9,275 of rental revenue associated with the seven leased aircraft during the three months ended March 31, 2024, as compared to an immaterial amount in the three months ended March 31, 2023.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended March 31,		Change	% Change
	2024	2023
Total Aircraft Fuel Expense	$70,304	$72,290	$(1,986)	(3)%
Indirect Fuel Credits	954	440	514	117%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$71,258	$72,730	$(1,472)	(2)%
Fuel Gallons Consumed (thousands)	23,676	21,073	2,603	12%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$3.01	$3.45	$(0.44)	(13)%
Aircraft Fuel expense decreased 3% quarter-over-quarter primarily due to a 13% decrease in the average fuel cost per gallon, partially offset by a 12% increase in consumption.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $6,808, or 9%, to $82,238 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The quarter-over-quarter increase in Salaries, Wages, and Benefits was impacted by a 9% increase in employee headcount, an increase in block hours as a result of operational growth, and contractual rate increases for our pilots.
Aircraft Rent. Aircraft Rent expense decreased $1,480, or 100%, to $0 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Aircraft Rent expense decreased due to the composition of our aircraft fleet shifting from aircraft under operating leases to owned aircraft or finance leases.
Maintenance. Maintenance expense increased $3,778, or 29%, to $16,817 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The quarter-over-quarter increase in Maintenance expense was primarily driven by an increase in routine, time-based heavy maintenance and landing gear events, as well as the increase in the size of our fleet and operations.
Sales and Marketing. Sales and Marketing expense increased $750, or 8%, to $10,679 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The change quarter-over-quarter was primarily driven by an increase in advertising costs and an increase in credit card processing fees due to quarter-over-quarter passenger growth.
Depreciation and Amortization. Depreciation and Amortization expense increased $4,349, or 22%, to $23,809 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of owned aircraft and aircraft under finance leases. As of March 31, 2024 and 2023, there were 51 and 43 aircraft that were owned or under finance leases, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Ground Handling. Ground Handling expense decreased $16, to $9,154, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Ground Handing expenses during the three months ended March 31, 2023 were significantly impacted by the challenging winter weather conditions at our main hub, the Minneapolis – St. Paul International Airport. This quarter-over-quarter benefit was offset by an 11% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $3,784, or 35%, to $14,729 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was a result of the exhaustion of the remaining Coronavirus Aid, Relief, and Economic Security Act funding, which increased rates. The increase was also impacted by market pressures and the 11% increase in Passenger segment departures as a result of our expanding operations.
Other Operating, net. Other operating, net increased $1,988, or 7%, to $28,577 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increases in costs associated with our operational growth.
Non-operating Income (Expense)
Interest Income. Interest income decreased $293, or 11%, to $2,448 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily due to the decrease in the Company's investment balance quarter-over-quarter.
Interest Expense. Interest expense increased $2,482, or 29%, to $11,112 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was due to the change in our aircraft fleet that resulted in an increase of aircraft under finance leases and owned aircraft that were financed with debt proceeds. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net changed by $258, or 122% to a net benefit of $46 for the three months ended March 31, 2024, as compared to a net expense of $212 for the three months ended March 31, 2023.
Income Tax. The Company's effective tax rate for the three months ended March 31, 2024 was 24.2% compared to 22.9% for the three months ended March 31, 2023. The increase in the effective tax rate was primarily due to a decrease in the impact of stock option exercises over the comparative periods.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$287,535	$23,948	$311,483	$270,754	$23,361	$294,115

Operating Expenses:
Aircraft Fuel	70,304	—	70,304	72,266	24	72,290
Salaries, Wages, and Benefits	65,588	16,650	82,238	58,808	16,622	75,430
Aircraft Rent	—	—	—	1,480	—	1,480
Maintenance	13,404	3,413	16,817	9,482	3,557	13,039
Sales and Marketing	10,679	—	10,679	9,929	—	9,929
Depreciation and Amortization	23,804	5	23,809	19,430	30	19,460
Ground Handling	9,145	9	9,154	9,170	—	9,170
Landing Fees and Airport Rent	14,576	153	14,729	10,844	101	10,945
Other Operating, net	23,504	5,073	28,577	21,494	5,095	26,589
Total Operating Expenses	231,004	25,303	256,307	212,903	25,429	238,332
Operating Income (Loss)	$56,531	$(1,355)	$55,176	$57,851	$(2,068)	$55,783

Operating Margin %	19.7%	(5.7)%	17.7%	21.4%	(8.9)%	19.0%
Passenger. Passenger Operating Income decreased $1,320 to $56,531 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The Operating Margin Percentage for the three months ended March 31, 2024 decreased by 1.7 percentage points, as compared to the three months ended March 31, 2023. The quarter-over-quarter decrease in Passenger Operating Income and Operating Margin Percentage was due to increased expenses associated with our operational growth, contractual rate increases for our pilots, an increase in heavy maintenance and landing gear events, and rate increases for Landing Fees and Airport Rent. These impacts were partially offset by a quarter-over-quarter revenue growth due to an increase in departures and passengers. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Loss decreased by $713, to $1,355, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Operating Margin Percentage for the three months ended March 31, 2024 improved by 3.2 percentage points, as compared to the three months ended March 31, 2023. The changes in both Operating Loss and Operating Margin Percentage were driven by scheduling efficiency improvements between our segments, which offset the contractual rate increases for our pilots and resulted in materially consistent quarter-over-quarter Operating Expenses. The changes in Operating Loss and Operating Margin Percentage were further benefited by the annual rate escalation included in the ATSA. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended March 31,
	2024	2023
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$311,483	$294,115
Operating Income	55,176	55,783

Stock Compensation Expense	1,514	2,678
Adjusted Operating Income	$56,690	$58,461

Operating Income Margin	17.7%	19.0%
Adjusted Operating Income Margin	18.2%	19.9%

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended March 31,
	2024	2023
Adjusted Net Income Reconciliation:
Net Income	$35,313	$38,328

Stock Compensation Expense	1,514	2,678
Secondary offering costs	—	528
TRA adjustment (1)	—	(357)
Income tax effect of adjusting items, net (2)	(348)	(737)
Adjusted Net Income	$36,479	$40,440
_________________________

(1)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(2)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA Reconciliation:
Net Income	$35,313	$38,328
Stock Compensation Expense	1,514	2,678
Secondary offering costs	—	528
TRA adjustment (1)	—	(357)
Interest Income	(2,448)	(2,741)
Interest Expense	11,112	8,630
Provision for Income Taxes	11,245	11,354
Depreciation and Amortization	23,809	19,460
Adjusted EBITDA	$80,545	$77,880
_________________________

(1)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. We have entered into a series of transactions where we act as an aircraft lessor. As of March 31, 2024, we leased or subleased seven aircraft. Depreciation and Amortization expense on these aircraft materially began during the three months ended June 30, 2023. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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
The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended March 31,
	2024		2023
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$256,307	11.59	$238,332	12.25
Less:
Aircraft Fuel	70,304	3.18	72,290	3.72
Stock Compensation Expense	1,514	0.07	2,678	0.13
Cargo expenses, not already adjusted above	24,970	1.13	24,812	1.28
Sun Country Vacations	539	0.02	436	0.02
Leased Aircraft, Depreciation and Amortization Expense (1)	2,251	0.10	—	—
Adjusted CASM	$156,729	7.09	$138,116	7.10

ASM (thousands)	2,211,886		1,945,001
_________________________

(1)	Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
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
Our primary sources of liquidity as of March 31, 2024 included our existing cash and cash equivalents of $28,427 and short-term investments of $132,779, our expected cash generated from operations, and the $24,393 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $11,173 as of March 31, 2024, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, debt repayments, working capital requirements, and other general corporate purposes. Our single largest capital expenditure requirement relates to the acquisition of aircraft. We do not maintain an aircraft order book; instead, we enter into aircraft transactions on an opportunistic basis based on market conditions, our prevailing level of liquidity and capital market availability. As a result, we are not locked into large future capital expenditures. We have historically acquired aircraft through finance leases and debt. Our management team retains broad discretion to allocate liquidity.
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
Aircraft – As of March 31, 2024, our fleet consisted of 63 Boeing 737-NG aircraft. This includes 44 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA, and seven aircraft currently on lease to unaffiliated airlines.
Subsequent to March 31, 2024, the Company purchased one aircraft previously classified as a finance lease, which is now unencumbered.
For more information on our fleet, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of March 31, 2024, we had $49,997 of total Lessor Maintenance Deposits.
Investments - We invest our cash and cash equivalents in highly liquid securities with strong credit ratings. As of March 31, 2024, the Company held $126,428 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
We also hold $6,351 of Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets as of March 31, 2024.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft.
As of March 31, 2024, the Company had $24,393 of the $25,000 Revolving Credit Facility available due to $607 being pledged to support letters of credit, and no balance drawn. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR of $87,700 and minimum liquidity, as defined

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of March 31, 2024.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance aircraft. In December 2019, we issued the 2019-1 EETC, for the purpose of financing or refinancing 13 aircraft. In March 2022, the Company issued the 2022-1 EETC for the purpose of financing or refinancing 13 aircraft.
During the three months ended March 31, 2023, we executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The lease term for each aircraft expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, a LTV ratio calculation is completed. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause will be applied towards any prepayment obligation. No amounts related to an estimated principal prepayment have been reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2024.
For more information on our credit facilities or debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
TRA Liability - During the three months ended March 31, 2024 and 2023, we made a payment of $3,350 and $2,425 to the TRA holders, respectively. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$28,427	$46,279
Available-for-Sale Securities	126,428	134,240
Amount Available Under Revolving Credit Facility	24,393	24,650
Total Liquidity	$179,248	$205,169

	March 31, 2024	December 31, 2023
Total Debt, net	$388,131	$401,645
Finance Lease Obligations	313,770	277,302
Operating Lease Obligations	18,137	18,830
Total Debt, net, and Lease Obligations	720,038	697,777
Stockholders' Equity	541,006	514,403
Total Invested Capital	$1,261,044	$1,212,180

Debt-to-Capital	0.57	0.58

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Total Operating Activities	$30,721	$47,861	$(17,140)	(36)%

Investing Activities:
Purchases of Property & Equipment	(29,698)	(104,978)	75,280	(72)%
Purchases of Investments	(31,200)	(24,228)	(6,972)	29%
Proceeds from the Maturities of Investments	39,500	32,840	6,660	20%
Other, net	1,091	1,129	(38)	(3)%
Total Investing Activities	(20,307)	(95,237)	74,930	(79)%

Financing Activities:
Common Stock Repurchases	(11,493)	(14,812)	3,319	(22)%
Proceeds from Borrowings	—	71,280	(71,280)	(100)%
Repayment of Finance Lease Obligations	(5,847)	(4,277)	(1,570)	37%
Repayment of Borrowings	(13,830)	(10,122)	(3,708)	37%
Other, net	(3,324)	(3,258)	(66)	2%
Total Financing Activities	(34,494)	38,811	(73,305)	(189)%
Net Decrease in Cash	$(24,080)	$(8,565)	$(15,515)	181%
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the three months ended March 31, 2024 provided $30,721, as compared to $47,861 during the three months ended March 31, 2023. During the three months ended March 31, 2024, our Net Income was $35,313, as compared to $38,328 during the three months ended March 31, 2023.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2024, $128,502 of revenue recognized in Passenger revenue was included in the $157,996 of Air Traffic Liabilities as of December 31, 2023.
Aircraft Fuel. Aircraft Fuel expense represented approximately 27% and 30% of our total operating expense for the three months ended March 31, 2024 and 2023, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 13% quarter-over-quarter. Fuel consumption increased by 12% during the three months ended March 31, 2024, compared to the prior year as a result of the increase in fleet size and total operations. We expect volatility in Aircraft Fuel prices per gallon throughout 2024 due to market conditions and global geopolitical events.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $29,698 and $104,978 for the three months ended March 31, 2024 and 2023, respectively. Our capital expenditures during the three months ended March 31, 2024 included the acquisition of an aircraft and other items not individually material. Our capital expenditures during the three months ended March 31, 2023, primarily included the purchase of three Owned Aircraft Held for Operating Lease and one spare engine.
Investments. The Company's net investment activity resulted in cash inflows of $8,300 and $8,612 during the three months ended March 31, 2024 and 2023, respectively, due to maturing debt securities exceeding purchases of investments.
Financing Cash Flow Activities
Debt. During the three months ended March 31, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The Company received gross proceeds of $71,280 with respect to three of the Aircraft Held for Operating Lease during the three months ended March 31, 2023. The term loan credit facility is repaid monthly through March 2030. During the lease term, payments collected from the lessee are applied directly to the repayment of principal and interest on the term loan credit facility.
The Company is required to make bi-annual principal and interest payments on the 2022-1 EETC each March and September, through March 2031. The Company is required to make bi-annual principal and interest payments on the 2019-1 EETC each June and December, through December 2027.
Finance Leases. Our repayments of finance lease obligations were $5,847 and $4,277 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, the Company had 16 and 11 aircraft finance leases, respectively.
Common Stock Repurchases. During the three months ended March 31, 2024, the Company repurchased 755,284 shares of its Common Stock at a total cost of $11,493, or $15.22 per share. During the three months ended March 31, 2023, the Company repurchased 750,000 shares of its Common Stock at a total cost of $14,812, or $19.75 per share. For more information on the stock repurchase program and this purchase, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other. During the three months ended March 31, 2024 and 2023, the Company made payments of $3,350 and $2,425 to the TRA holders, respectively. For more information on the payment of the TRA, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Off Balance Sheet Arrangements
For a detailed discussion on the nature of the Company's Off Balance Sheet Arrangements, see “Management’s Discussion and Analysis of Operations” in Part II, Item 7 in our 2023 10-K. There have been no material changes to the Company's Off Balance Sheet Arrangements as compared to the 2023 10-K.
Commitments and Contractual Obligations
See Note 10 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding commitments and contractual obligations.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2024, there were no recently adopted accounting standards that had a material impact to the Company.
Critical Accounting Policies and Estimates
Our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For more information on our critical accounting policies, see “Management’s Discussion and Analysis of Operations” sections within Part II, Item 7, respectively, in our 2023 10-K.
There have been no material changes to our critical accounting policies and estimates as compared to the 2023 10-K.

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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. For example, based on our forecasted Aircraft Fuel expense for the second quarter of 2024, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase Aircraft Fuel expense by approximately $216. Aircraft Fuel expense does not include amounts where we are considered the customer's agent for procuring fuel. We had no fuel option and swap contracts in place to hedge the economic risk associated with volatile fuel prices as of March 31, 2024. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the $119,200 term loan credit facility used to finance the Owned Aircraft Held for Operating Lease. A 100 basis point increase in interest rates on the March 31, 2024 balance of the term loan would result in a corresponding increase in interest expense of approximately $1,047 annually. As of the date of this filing, the entire term loan credit facility had been drawn. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of March 31, 2024, the Company had $24,393 of financing available through the Revolving Credit Facility, as $607 had been pledged to support letters of credit. As of March 31, 2024, no amounts on the Revolving Credit Facility had been drawn.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $126,428 as of March 31, 2024. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
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

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2023 10-K the risk factors which materially affect our business, financial condition or results of operations. Except for the updated risk factors set forth below, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2023 10-K and the risk factors presented in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's repurchases of Common Stock for the quarter ended March 31, 2024. All stock repurchases during the quarter reflect shares repurchased pursuant to the Company's stock repurchase program and shares withheld from employees to satisfy the taxes due in connection with grants of stock under the Company's equity incentive plans. Incremental costs associated with trade execution for the Common Stock repurchases are outside of the scope of the Board’s authorization. For the avoidance of doubt, such costs are permissible as administrative execution expenses. The shares of Common Stock withheld to satisfy tax withholding obligations are considered to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item, but are not considered to be part of the Company's stock repurchase program. For more information on the Company's stock repurchase program, see Note 9 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ in thousands) of Shares that May Yet be Purchased Under Plan (2)
January 1-31, 2024	—	$—	—	$11,478
February 1-29, 2024	580,000	15.20	580,000	2,659
March 1-31, 2024	175,284	15.17	175,284	—
Total	755,284	$15.20	755,284	$—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act ("Rule 10b5-1") and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans ("Rule 10b5-1 Trading Plans"). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Duration of Plan (Scheduled Expiration Date of Plan)	Number of Securities to be Purchased (Sold) under the Plan
Gregory Mays, Executive Vice President and Chief Operating Officer	Adoption	February 2, 2024	March 31, 2025	(268,000)
Grant Whitney, Senior Vice President and Chief Revenue Officer	Termination	March 4, 2024	April 2, 2024	(142,463)
Grant Whitney, Senior Vice President and Chief Revenue Officer	Adoption	March 4, 2024	July 7, 2025	(226,288)

ITEM 6. EXHIBITS
(a)Exhibits

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024

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

May 7, 2024