Form 10-Q
period 2024-06-30
Sun Country Airlines Holdings, Inc.
filed 2024-08-02
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2024:
Common Stock, $0.01 par value – 52,807,083 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$26,864	$46,279
Restricted Cash	7,173	17,401
Investments	108,301	141,127
Accounts Receivable, net of an allowance for credit losses of $37 and $17, respectively	44,635	38,166
Short-term Lessor Maintenance Deposits	1,078	1,046
Inventory, net of a reserve for obsolescence of $703 and $977, respectively	8,458	7,793
Prepaid Expenses	15,040	15,823
Other Current Assets	2,163	3,716
Total Current Assets	213,712	271,351

Property & Equipment, net:
Aircraft and Flight Equipment	716,422	685,559
Aircraft and Flight Equipment Held for Operating Lease	154,175	154,185
Ground Equipment and Leasehold Improvements	45,458	39,847
Computer Hardware and Software	20,771	17,875
Finance Lease Assets	332,682	304,384
Rotable Parts	25,355	19,848
Total Property & Equipment	1,294,863	1,221,698
Accumulated Depreciation & Amortization	(292,463)	(252,717)
Total Property & Equipment, net	1,002,400	968,981

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $27,054 and $24,190, respectively	80,687	83,551
Operating Lease Right-of-use Assets	13,903	14,917
Aircraft Deposits	8,974	9,564
Long-term Lessor Maintenance Deposits	52,336	44,675
Other Assets	9,652	8,365
Total Other Assets	387,775	383,295
Total Assets	$1,603,887	$1,623,627
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$60,884	$59,011
Accrued Salaries, Wages, and Benefits	31,807	33,305
Accrued Transportation Taxes	15,162	18,097
Air Traffic Liabilities	116,877	157,996
Finance Lease Obligations	34,137	44,756
Loyalty Program Liabilities	9,435	9,898
Operating Lease Obligations	2,414	2,219
Current Maturities of Long-term Debt, net	75,911	74,177
Income Tax Receivable Agreement Liability	7,984	3,250
Other Current Liabilities	12,728	15,873
Total Current Liabilities	367,339	418,582

Long-term Liabilities:
Finance Lease Obligations	263,192	232,546
Loyalty Program Liabilities	3,837	3,839
Operating Lease Obligations	15,356	16,611
Long-term Debt, net	289,589	327,468
Deferred Tax Liability	18,634	9,148
Income Tax Receivable Agreement Liability	89,710	97,794
Other Long-term Liabilities	9,379	3,236
Total Long-term Liabilities	689,697	690,642
Total Liabilities	1,057,036	1,109,224

Commitments and Contingencies (see Note 10)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 59,150,089 and 58,878,723 issued and 52,807,083 and 53,291,001 outstanding at June 30, 2024 and December 31, 2023, respectively	592	589
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost, 6,343,006 and 5,587,722 shares held at June 30, 2024 and December 31, 2023, respectively	(105,914)	(94,341)
Additional Paid-In Capital	521,036	513,988
Retained Earnings	131,354	94,229
Accumulated Other Comprehensive Loss	(217)	(62)
Total Stockholders' Equity	546,851	514,403
Total Liabilities and Stockholders' Equity	$1,603,887	$1,623,627
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues:
Passenger	$216,395	$227,866	$491,059	$495,135
Cargo	25,447	25,017	49,395	48,378
Other	12,539	8,203	25,410	11,688
Total Operating Revenues	254,381	261,086	565,864	555,201

Operating Expenses:
Aircraft Fuel	62,188	52,360	132,492	124,650
Salaries, Wages, and Benefits	79,359	75,919	161,597	151,349
Aircraft Rent	—	779	—	2,259
Maintenance	17,339	15,942	34,156	28,981
Sales and Marketing	8,392	8,507	19,071	18,436
Depreciation and Amortization	23,631	22,355	47,440	41,815
Ground Handling	11,368	9,747	20,522	18,917
Landing Fees and Airport Rent	13,723	11,944	28,452	22,889
Other Operating, net	26,016	27,946	54,593	54,535
Total Operating Expenses	242,016	225,499	498,323	463,831
Operating Income	12,365	35,587	67,541	91,370

Non-operating Income (Expense):
Interest Income	1,800	2,545	4,248	5,286
Interest Expense	(11,077)	(11,239)	(22,189)	(19,869)
Other, net	(4)	(143)	42	(355)
Total Non-operating Expense, net	(9,281)	(8,837)	(17,899)	(14,938)

Income Before Income Tax	3,084	26,750	49,642	76,432
Income Tax Expense	1,272	6,132	12,517	17,486
Net Income	$1,812	$20,618	$37,125	$58,946

Net Income per share to common stockholders:
Basic	$0.03	$0.37	$0.70	$1.05
Diluted	$0.03	$0.35	$0.67	$0.99
Shares used for computation:
Basic	52,689,408	56,084,759	52,861,973	56,364,170
Diluted	54,792,848	59,712,048	55,095,265	59,630,008
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$1,812	$20,618	$37,125	$58,946

Other Comprehensive (Loss) Income:
Net unrealized (losses) gains on Available-for-Sale securities, net of deferred tax (benefit) expense of $(12), $(73), $(54), and $43, respectively	(16)	(246)	(155)	143
Other Comprehensive (Loss) Income	(16)	(246)	(155)	143
Comprehensive Income	$1,796	$20,372	$36,970	$59,089

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2024
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock Issued for Stock-Based Awards	—	75,606	1	—	—	110	—	—	111
Net Income	—	—	—	—	—	—	35,313	—	35,313
Common Stock Repurchases and Excise Tax	—	—	—	755,284	(11,596)	—	—	—	(11,596)
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,514	—	—	1,514
Other Comprehensive (Loss)	—	—	—	—	—	—	—	(139)	(139)
March 31, 2024	3,413,745	58,954,329	$590	6,343,006	$(105,937)	$517,012	$129,542	$(201)	$541,006
Stock Issued for Stock-Based Awards	—	195,760	2	—	—	587	—	—	589
Common Stock Repurchases, Excise Tax	—	—	—	—	23	—	—	—	23
Net Income	—	—	—	—	—	—	1,812	—	1,812
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,570	—	—	1,570
Other Comprehensive (Loss)	—	—	—	—	—	—	—	(16)	(16)
June 30, 2024	3,666,614	59,150,089	$592	6,343,006	$(105,914)	$521,036	$131,354	$(217)	$546,851

	Six Months Ended June 30, 2023
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock Issued for Stock-Based Awards	—	147,105	2	—	—	554	—	—	556
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Net Income	—	—	—	—	—	—	38,328	—	38,328
Common Stock Repurchases and Excise Tax	—	—	—	1,230,932	(22,549)	7,501	—	—	(15,048)
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	2,678	—	—	2,678
Other Comprehensive Income	—	—	—	—	—	—	—	389	389
March 31, 2023	2,591,920	58,364,752	$584	2,123,747	$(40,162)	$500,627	$60,376	$(418)	$521,007
Stock Issued for Stock-Based Awards	—	187,975	2	—	—	613	—	—	615
Net Income	—	—	—	—	—	—	20,618	—	20,618
Common Stock Repurchases and Excise Tax	—	—	—	416,751	(7,511)	—	—	—	(7,511)
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	4,415	—	—	4,415
Other Comprehensive (Loss)	—	—	—	—	—	—	—	(246)	(246)
June 30, 2023	2,844,789	58,552,727	$586	2,540,498	$(47,673)	$507,522	$80,994	$(664)	$540,765
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Net Income	$37,125	$58,946
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	47,440	41,815
Deferred Income Taxes	9,539	16,269
Other, net	3,947	11,677
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,268)	9,199
Inventory	(2,444)	(1,012)
Prepaid Expenses	783	(780)
Lessor Maintenance Deposits	(8,387)	(5,635)
Aircraft Deposits	—	(427)
Other Assets	291	1,269
Accounts Payable	3,625	(2,744)
Accrued Transportation Taxes	(2,934)	(2,178)
Air Traffic Liabilities	(41,119)	(27,731)
Loyalty Program Liabilities	(464)	(1,781)
Operating Lease Obligations	(958)	(2,999)
Other Liabilities	(6,304)	1,805
Net Cash Provided by Operating Activities	38,872	95,693
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(38,231)	(192,352)
Purchases of Investments	(31,610)	(49,437)
Proceeds from the Maturities of Investments	64,500	71,795
Other, net	8,863	1,953
Net Cash Provided by (Used in) Investing Activities	3,522	(168,041)
Cash Flows from Financing Activities:
Common Stock Repurchases	(11,493)	(22,249)
Proceeds from Borrowings	10,000	119,200
Repayment of Finance Lease Obligations	(20,870)	(8,671)
Repayment of Borrowings	(46,767)	(21,808)
Other, net	(2,907)	(2,841)
Net Cash Provided by (Used in) Financing Activities	(72,037)	63,631

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(29,643)	(8,717)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	63,680	102,928

Cash, Cash Equivalents and Restricted Cash--End of the Period	$34,037	$94,211

Non-cash transactions:
Aircraft Acquired under Finance Lease	$40,116	$—
Aircraft Acquired from the Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	$11,634	$—
Changes to Finance Lease Assets due to Lease Modifications	$—	$14,095

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	June 30, 2024	June 30, 2023
Cash and Cash Equivalents	$26,864	$86,930
Restricted Cash	7,173	7,281
Total Cash, Cash Equivalents and Restricted Cash	$34,037	$94,211

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
The Company has prepared the unaudited Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (“GAAP”) and has included the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Form 10-Q. Therefore, the accompanying unaudited Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC ("2023 10-K"). Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The Company reclassified certain prior period amounts to conform to the current period presentation. All material intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the impact of macroeconomic conditions, and other factors, operating results for the six months ended June 30, 2024 are not necessarily indicative of operating results for other interim periods or for the full year ending December 31, 2024.
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Scheduled Service, Charter, Ancillary, Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the U.S. Department of Defense ("DoD"), collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Amended and Restated Air Transportation Services Agreement (the “A&R ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company serves as a lessor. The Company recognized rental revenue of $9,873 and $5,871, during the three months ended June 30, 2024 and 2023, respectively; and $19,148 and $5,949 during the six months ended June 30, 2024 and 2023, respectively.
During the three months ended June 30, 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20. The A&R ATSA includes revised economics to reflect the higher-cost environment that has ensued since the original Air Transportation Services Agreement ("ATSA") was signed in December 2019. The performance obligations under the A&R ATSA are unchanged from the original ATSA. The first additional

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

aircraft are expected to begin service in the first quarter of 2025. All eight aircraft are expected to be operational by the end of the third quarter of 2025. The A&R ATSA includes an initial six-year term, which runs until October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term. Amazon did not make any incremental payments for start-up costs in connection with the signing of the A&R ATSA. The warrant agreement was not amended, and Amazon did not receive any additional warrants.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Scheduled Service	$88,078	$111,467	$229,272	$264,124
Charter	51,009	49,626	98,321	95,813
Ancillary	77,308	66,773	163,466	135,198
Passenger	216,395	227,866	491,059	495,135
Cargo	25,447	25,017	49,395	48,378
Other	12,539	8,203	25,410	11,688
Total Operating Revenues	$254,381	$261,086	$565,864	$555,201
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
Total Operating Revenues by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$247,898	$251,582	$538,112	$526,071
Latin America	6,483	9,451	27,752	28,555
Other	—	53	—	575
Total Operating Revenues	$254,381	$261,086	$565,864	$555,201
Contract Balances
The Company’s contract assets primarily relate to costs incurred to get Amazon cargo aircraft ready for service under the original ATSA. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Payment received (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets).
Contract Assets and Liabilities are as follows:

	June 30, 2024	December 31, 2023
Contract Assets
Amazon Contract	$1,099	$1,493
Total Contract Assets	$1,099	$1,493

Contract Liabilities
Air Traffic Liabilities	$116,877	$157,996
Loyalty Program Liabilities	13,272	13,737
Amazon Contract	1,811	2,225
Total Contract Liabilities	$131,960	$173,958
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six months ended June 30, 2024, $147,256 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2023.
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
Changes in the Loyalty Program Liabilities are as follows:

	2024	2023
Balance – January 1	$13,737	$15,437
Loyalty Points Earned	4,519	4,262
Loyalty Points Redeemed (1)	(4,984)	(6,043)
Balance – June 30	$13,272	$13,656
______________________

(1)	Loyalty points are combined in one homogenous pool, which includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Income	$1,812	$20,618	$37,125	$58,946

Denominator:
Weighted Average Common Shares Outstanding - Basic	52,689,408	56,084,759	52,861,973	56,364,170
Dilutive effect of Stock Options, RSUs and Warrants	2,103,440	3,627,289	2,233,292	3,265,838
Weighted Average Common Shares Outstanding - Diluted	54,792,848	59,712,048	55,095,265	59,630,008

Basic earnings per share	$0.03	$0.37	$0.70	$1.05
Diluted earnings per share	$0.03	$0.35	$0.67	$0.99

The Company has excluded 4,856,996 and 4,543,986 of stock options, RSUs and warrants that would have had an anti-dilutive effect on its diluted earnings per share calculation for the three and six months ended June 30, 2024, respectively. The Company's anti-dilutive shares for the three and six months ended June 30, 2023 were not material to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

4. AIRCRAFT
As of June 30, 2024, Sun Country's fleet consisted of 63 Boeing 737-NG aircraft, comprised of 58 Boeing 737-800s and five Boeing 737-900ERs.
The following tables summarize the Company’s aircraft fleet activity for the six months ended June 30, 2024 and 2023, respectively:

	December 31, 2023	Additions	Reclassifications	Removals	June 30, 2024
Passenger:
Owned	29	1	1	—	31
Finance leases	13	1	(1)	—	13
Sun Country Airlines’ Fleet	42	2	—	—	44
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	—	—	5
Subleased Aircraft (1)	1	1	—	—	2
Total Aircraft	60	3	—	—	63

	December 31, 2022	Additions	Reclassifications	Removals	June 30, 2023
Passenger:
Owned	29	1	—	—	30
Finance leases	11	—	1	—	12
Operating leases	2	—	(1)	—	1
Sun Country Airlines’ Fleet	42	1	—	—	43
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	—	5	—	—	5
Total Aircraft	54	6	—	—	60

(1)	The head leases associated with these subleases are classified as finance leases.
During the six months ended June 30, 2024, the Company acquired one incremental owned aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to the same unaffiliated airline to whom we subleased another aircraft during the year ended December 31, 2023. During the three months ended June 30, 2024, amendments were executed to extend the lease expiry terms for both subleased aircraft through the second and fourth quarters of 2025, respectively. Upon expiry of these subleases, both aircraft will be redelivered to the Company and are expected to be inducted into the Company's passenger fleet. Further, the Company purchased one aircraft previously classified as a

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

finance lease, which is now unencumbered. Of the 36 Owned aircraft and Owned Aircraft Held for Operating Lease as of June 30, 2024, 31 aircraft were financed and five aircraft were unencumbered.
During the six months ended June 30, 2023, the Company acquired five 737-900ERs that are currently on lease to an unaffiliated airline ("Owned Aircraft Held for Operating Lease"). The Owned Aircraft Held for Operating Lease are financed through a term loan arrangement. See Note 6 within Part II, Item 8 in our 2023 10-K for more information on this transaction. Additionally, during the six months ended June 30, 2023, the Company acquired an incremental aircraft and executed a lease amendment to purchase one aircraft at the end of its lease term. The lease amendment modified the classification of this lease from an operating lease to a finance lease and has an expiration date in fiscal year 2024.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Aircraft Status	Expense Type	2024	2023	2024	2023
Owned	Depreciation	$14,167	$14,443	$28,507	$26,315
Finance Leased	Amortization	5,438	4,875	11,167	9,558
Operating Leased	Aircraft Rent (1)	—	779	—	2,259
		$19,605	$20,097	$39,674	$38,132

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.
5.    DEBT
Credit Facilities
On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR of $87,700 and minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of June 30, 2024.
Due to previous transactions which utilized the DDTL and the subsequent repayment, no amounts under the DDTL were available to the Company as of June 30, 2024. As of June 30, 2024, the Company had $24,393 of financing available through the Revolving Credit Facility, as $607 had been pledged to support letters of credit.
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
The interest rate on the term loan credit facility is determined by using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a Loan-to-Value ("LTV") ratio calculation is completed at the end of the lease term. The interest rate in effect as of June 30, 2024 was 9.2%. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause will be applied towards any prepayment obligation. No amounts related to an estimated principal prepayment have been reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2024.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of Class A and Class B certificates (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.05% as of June 30, 2024.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95%. The weighted average interest rate was 4.30% as of June 30, 2024.
Long-term Debt includes the following:

	June 30, 2024	December 31, 2023
2019-1 EETC (see terms and conditions above)	$119,208	$138,423
2022-1 EETC (see terms and conditions above)	148,653	158,775
Term Loan Credit Facility (see terms and conditions above)	101,011	108,442
Total Debt	368,872	405,640
Less: Unamortized debt issuance costs	(3,372)	(3,995)
Less: Current Maturities of Long-term Debt, net	(75,911)	(74,177)
Total Long-term Debt, net	$289,589	$327,468

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2024	$38,620	$(566)	$38,054
2025	80,003	(956)	79,047
2026	61,151	(709)	60,442
2027	65,176	(525)	64,651
2028	36,363	(337)	36,026
Thereafter	87,559	(279)	87,280
Total as of June 30, 2024	$368,872	$(3,372)	$365,500
The fair value of Debt was $346,789 as of June 30, 2024 and $383,061 as of December 31, 2023. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
6. INVESTMENTS
A summary of debt securities by major security type:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Corporate Debt Securities	$50,755	$—	$(167)	$50,588
U.S. Government Agency Securities	51,436	—	(122)	51,314
Total	$102,191	$—	$(289)	$101,902

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$6,981	$—	$(5)	$6,976
Corporate Debt Securities	59,222	76	(50)	59,248
U.S. Government Agency Securities	68,118	23	(125)	68,016
Total	$134,321	$99	$(180)	$134,240

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,399 and $6,887 as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. The Company believes that any unrealized losses are recoverable prior to the investment's conversion to cash.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

7.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$26,864	$—	$—	$26,864
Available-for-Sale Securities:
Corporate Debt Securities	—	50,588	—	50,588
U.S. Government Agency Securities	—	51,314	—	51,314
Total Available-for-Sale Securities	—	101,902	—	101,902
Total Assets Measured at Fair Value on a Recurring Basis	$26,864	$101,902	$—	$128,766

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$46,279	$—	$—	$46,279
Available-for-Sale Securities:
Municipal Debt Securities	—	6,976	—	6,976
Corporate Debt Securities	—	59,248	—	59,248
U.S. Government Agency Securities	—	68,016	—	68,016
Total Available-for-Sale Securities	—	134,240	—	134,240
Total Assets Measured at Fair Value on a Recurring Basis	$46,279	$134,240	$—	$180,519
8.    INCOME TAXES
The Company's effective tax rate for the three and six months ended June 30, 2024 was 41.2% and 25.2%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2023 was 22.9%. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The increase in the effective tax rate during the three and six months ended June 30, 2024 was due to the impact of permanent stock compensation items on the effective rate.
Tax Receivable Agreement
The total Tax Receivable Agreement ("TRA") balance as of June 30, 2024 and December 31, 2023 was $97,694 and $101,044, of which $7,984 and $3,250 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. During the six months ended June 30, 2024 and 2023, the Company made payments of $3,350 and $2,425, respectively, to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

9.    STOCKHOLDERS' EQUITY
Equity Transactions
Common Stock Repurchases
The Company maintains a stock repurchase program, which has no expiration date and may be modified, suspended, or terminated by the Company's Board of Directors at any time. As of June 30, 2024, the Company did not have any remaining amount of Board authorization to repurchase shares of its Common Stock.
During the six months ended June 30, 2024, the Company completed open market repurchases for 755,284 shares of its Common Stock at a total cost of $11,493, or an average price of $15.22 per share. During the six months ended June 30, 2023, the Company repurchased 1,166,751 shares of its Common Stock at a total cost of $22,249, or an average price of $19.07 per share. The repurchases were part of a secondary public offering of the Company's shares by the Apollo Stockholder, as well as open market purchases. The settlement of a $25,000 Accelerated Share Repurchase Program occurred during January 2023, upon which the Company received an additional 480,932 shares.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the six months ended June 30, 2024 and 2023, 442,521 warrants vested in each respective period. As of June 30, 2024 and 2023, the cumulative vested warrants held by Amazon were 3,666,614 and 2,844,789, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date. No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA. For more information on the A&R ATSA, see Note 2.
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
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. The Company has appealed the results of the audit through a Formal Protest with the IRS. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of June 30, 2024.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
11.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$228,934	$25,447	$254,381	$236,069	$25,017	$261,086
Non-Fuel Operating Expenses	154,213	25,615	179,828	146,207	26,932	173,139
Aircraft Fuel	62,180	8	62,188	52,347	13	52,360
Total Operating Expenses	216,393	25,623	242,016	198,554	26,945	225,499
Operating Income (Loss)	$12,541	$(176)	12,365	$37,515	$(1,928)	35,587
Interest Income			1,800			2,545
Interest Expense			(11,077)			(11,239)
Other, net			(4)			(143)
Income Before Income Tax			$3,084			$26,750

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$516,469	$49,395	$565,864	$506,823	$48,378	$555,201
Non-Fuel Operating Expenses	314,913	50,918	365,831	286,843	52,338	339,181
Aircraft Fuel	132,484	8	132,492	124,613	37	124,650
Total Operating Expenses	447,397	50,926	498,323	411,456	52,375	463,831
Operating Income (Loss)	$69,072	$(1,531)	67,541	$95,367	$(3,997)	91,370
Interest Income			4,248			5,286
Interest Expense			(22,189)			(19,869)
Other, net			42			(355)
Income Before Income Tax			$49,642			$76,432

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

12.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through August 2, 2024, the date that the Condensed Consolidated Financial Statements were available to be issued.
***

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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the six months ended June 30, 2024 and 2023. Also discussed is our financial position as of June 30, 2024 and December 31, 2023. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2023 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
Our Charter business, which is one of the largest narrow body Charter operations in the United States, is synergistic with our other businesses and provides both inherent diversification and downside protection. Our Charter business has several favorable characteristics, including: large repeat customers, more stable demand

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

than Scheduled Service flying, and the ability to pass through certain costs, including fuel. Our diverse Charter customer base includes the DoD, collegiate and professional sports teams, and casino operators. Our Charter business includes ad hoc, repeat, short-term and long-term service contracts with pass through fuel arrangements and annual rate escalations. Most of our business is non-cyclical because the DoD and sports teams continue to fly during normal economic downturns and our casino contracts are long-term in nature.
On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and we are currently operating 12 Boeing 737-800 cargo aircraft for Amazon. During the three months ended June 30, 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20. The A&R ATSA includes revised economics to reflect the higher-cost environment that has ensued since the original ATSA was signed in December 2019. The performance obligations under the A&R ATSA are unchanged from the original ATSA. The first additional aircraft are expected to begin service in the first quarter of 2025. All eight aircraft are expected to be operational by the end of the third quarter of 2025. The A&R ATSA includes an initial six-year term, which runs until October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term.
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
Fuel price volatility due to market conditions and geopolitical events, and the impact of macroeconomic conditions, continue to impact the Company, as well as the industry. Our diversified business model, which includes a focus on leisure and VFR passengers, Charter and Cargo service, is unique in the airline sector and helps mitigate the impact of economic and industry downturns on our business when compared with other large U.S. passenger airlines. This strategy has allowed us to offset a majority of additional costs associated with fuel price volatility and the impact of macroeconomic conditions. Additionally, our Charter and Cargo businesses have the ability to pass on certain costs, including fuel. Our flexible business model gives us the ability to adjust our services in response to market conditions, which is targeted at producing the highest possible returns for Sun Country.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended June 30, 2024 (1)				Three Months Ended June 30, 2023 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	7,681	2,537	3,246	13,610	6,401	2,759	3,184	12,495
Block hours (2)	23,400	5,089	8,363	37,281	19,561	5,666	8,570	34,230
Aircraft miles (2)	9,010,358	1,755,354	3,170,139	14,077,119	7,622,465	1,955,117	3,292,789	13,015,134
Available seat miles (ASMs) (thousands) (2)	1,675,927	309,857		2,011,921	1,417,778	337,319		1,780,340
Total revenue per ASM (TRASM) (cents) (3)	10.03	16.46		10.89	12.74	14.71		12.93
Average passenger aircraft during the period (4)				42.2				42.0
Passenger aircraft at end of period (4)				44				43
Cargo aircraft at end of period				12				12
Leased Aircraft (5)				7				5
Average daily aircraft utilization (hours) (4)				7.5				6.7
Average stage length (miles)				1,054				1,046
Revenue passengers carried (6)	1,167,039				1,005,126
Revenue passenger miles (RPMs) (thousands) (6)	1,392,312				1,216,261
Load factor (6)	83.1%				85.8%
Average base fare per passenger (6)	$75.47				$110.90
Ancillary revenue per passenger (6)	$66.24				$66.43
Total fare per passenger (6)	$141.71				$177.33
Charter revenue per block hour (6)		$10,023				$8,758
Fuel gallons consumed (thousands) (2)	18,019	3,599		21,864	15,128	4,023		19,399
Fuel cost per gallon, excluding indirect fuel credits				$2.86				$2.71
Employees at end of period				3,079				2,749
Cost per available seat mile (CASM) (cents) (7)				12.03				12.67
Adjusted CASM (cents) (8)				7.49				7.88
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2024 (1)				Six Months Ended June 30, 2023 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	14,850	4,829	6,207	26,149	12,578	5,128	6,211	24,167
Block hours (2)	48,896	9,989	16,052	75,717	41,503	10,720	16,346	69,313
Aircraft miles (2)	19,187,193	3,451,475	6,026,801	28,917,587	16,362,938	3,680,870	6,133,159	26,416,342
Available seat miles (ASMs) (thousands) (2)	3,568,818	608,915		4,223,807	3,043,506	639,231		3,725,341
Total revenue per ASM (TRASM) (cents) (3)	11.18	16.15		11.77	13.31	14.99		13.45
Average passenger aircraft during the period (4)				42.1				41.7
Passenger aircraft at end of period (4)				44				43
Cargo aircraft at end of period				12				12
Leased Aircraft (5)				7				5
Average daily aircraft utilization (hours) (4)				7.8				7.0
Average stage length (miles)				1,150				1,132
Revenue passengers carried (6)	2,324,550				2,003,364
Revenue passenger miles (RPMs) (thousands) (6)	3,047,163				2,648,392
Load factor (6)	85.4%				87.0%
Average base fare per passenger (6)	$98.63				$131.84
Ancillary revenue per passenger (6)	$70.32				$67.49
Total fare per passenger (6)	$168.95				$199.33
Charter revenue per block hour (6)		$9,842				$8,938
Fuel gallons consumed (thousands) (2)	38,069	7,032		45,540	32,511	7,550		40,472
Fuel cost per gallon, excluding indirect fuel credits				$2.94				$3.10
Employees at end of period				3,079				2,749
Cost per available seat mile (CASM) (cents) (7)				11.80				12.45
Adjusted CASM (cents) (8)				7.28				7.47
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
(8)Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, and certain other costs that are unrelated to our airline operations

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
Operating Revenues:
Scheduled Service	$88,078	$111,467	$(23,389)	(21)%
Charter	51,009	49,626	1,383	3%
Ancillary	77,308	66,773	10,535	16%
Passenger	216,395	227,866	(11,471)	(5)%
Cargo	25,447	25,017	430	2%
Other	12,539	8,203	4,336	53%
Total Operating Revenues	254,381	261,086	(6,705)	(3)%

Operating Expenses:
Aircraft Fuel	62,188	52,360	9,828	19%
Salaries, Wages, and Benefits	79,359	75,919	3,440	5%
Aircraft Rent	—	779	(779)	(100)%
Maintenance	17,339	15,942	1,397	9%
Sales and Marketing	8,392	8,507	(115)	(1)%
Depreciation and Amortization	23,631	22,355	1,276	6%
Ground Handling	11,368	9,747	1,621	17%
Landing Fees and Airport Rent	13,723	11,944	1,779	15%
Other Operating, net	26,016	27,946	(1,930)	(7)%
Total Operating Expenses	242,016	225,499	16,517	7%
Operating Income	12,365	35,587	(23,222)	(65)%

Non-operating Income (Expense):
Interest Income	1,800	2,545	(745)	(29)%
Interest Expense	(11,077)	(11,239)	162	(1)%
Other, net	(4)	(143)	139	NM
Total Non-operating Expense, net	(9,281)	(8,837)	(444)	5%

Income Before Income Tax	3,084	26,750	(23,666)	(88)%
Income Tax Expense	1,272	6,132	(4,860)	(79)%
Net Income	$1,812	$20,618	$(18,806)	(91)%
“NM” stands for not meaningful
Total Operating Revenues decreased $6,705, or 3%, to $254,381 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The revenue decrease was driven by a 20% reduction in Total Fare per passenger as a result of increased industry capacity. These decreases were partially offset by an increase in rental revenue included within Other revenue and an increase in operations which resulted in a 12% increase in Passenger segment departures .

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue decreased $11,471, or 5%, to $216,395 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The table below presents select operating data for lines of revenue within Passenger, expressed as quarter-over-quarter changes:

	Three Months Ended June 30,		Change		% Change
	2024	2023
Scheduled Service and Ancillary Statistics:
Departures	7,681	6,401	1,280		20%
Block Hours	23,400	19,561	3,839		20%
Passengers	1,167,039	1,005,126	161,913		16%
Average base fare per passenger	$75.47	$110.90	$(35.43)		(32)%
Ancillary revenue per passenger	$66.24	$66.43	$(0.19)		—%
Total Fare per passenger	$141.71	$177.33	$(35.62)		(20)%
RPMs (thousands)	1,392,312	1,216,261	176,051		14%
ASMs (thousands)	1,675,927	1,417,778	258,149		18%
TRASM (cents)	10.03	12.74	(2.71)		(21)%
Passenger load factor	83.1%	85.8%	(2.7)	pts	N/A

Charter Statistics:
Departures	2,537	2,759	(222)		(8)%
Block hours	5,089	5,666	(577)		(10)%
Charter revenue per block hour	$10,023	$8,758	1,265		14%
Increased Scheduled Service capacity across the industry resulted in 21% and 20% reductions in TRASM and Total Fare per passenger, respectively. The fare decreases were offset by a 12% increase in average daily aircraft utilization. As a result, Scheduled Service departures increased by 20% and ASMs increased by 18%. This increase in capacity drove the 16% increase in passengers. These volume increases partially offset the quarter-over-quarter decreases in both Total Fare per passenger and TRASM. The 16% increase in Schedule Service passengers during the period also resulted in greater sales of ancillary products.
Passenger revenue was further supported by the $1,383, or 3%, increase in Charter revenue during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was the result of a 14% improvement in Charter revenue per block hour. The improvement in Charter revenue per block hour was due to rate increases and management initiatives to reduce the number of ferry flights.
Cargo. Revenue from Cargo services increased $430, or 2%, to $25,447 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily driven by rate escalations, partially offset by a 2% quarter-over-quarter decrease in block hours.
Other. Other revenue increased $4,336, or 53%, to $12,539 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Other revenue benefited from the $9,873 of rental revenue associated with seven leased aircraft during the three months ended June 30, 2024, as compared to $5,871 of rental revenue associated with five leased aircraft during the three months ended June 30, 2023.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended June 30,		Change	% Change
	2024	2023
Total Aircraft Fuel Expense	$62,188	$52,360	$9,828	19%
Indirect Fuel Credits	268	212	56	26%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$62,456	$52,572	$9,884	19%
Fuel Gallons Consumed (thousands)	21,864	19,399	2,465	13%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.86	$2.71	$0.15	6%
Aircraft Fuel expense increased 19% quarter-over-quarter due to a 6% increase in the average fuel cost per gallon and a 13% increase in consumption.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $3,440, or 5%, to $79,359 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The quarter-over-quarter increase in Salaries, Wages, and Benefits was impacted by a 12% increase in employee headcount, an increase in block hours as a result of operational growth, and contractual rate increases for our pilots.
Aircraft Rent. Aircraft Rent expense decreased by $779 to $0 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Aircraft Rent expense decreased due to the composition of our aircraft fleet shifting from aircraft under operating leases to all owned aircraft or aircraft under finance leases.
Maintenance. Maintenance expense increased $1,397, or 9%, to $17,339 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The quarter-over-quarter increase in Maintenance expense was primarily driven by the increase in the size of our fleet and operations as well as an increase in routine, time-based heavy maintenance events.
Sales and Marketing. Sales and Marketing expense decreased $115, or 1%, to $8,392 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The change quarter-over-quarter was primarily driven by a reduction in credit card fees as a result of the decrease in Total Fare per passenger, as well as a reduction in Global Distribution System ("GDS") fees due to an increase in sales through direct distribution channels.
Depreciation and Amortization. Depreciation and Amortization expense increased $1,276, or 6%, to $23,631 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was due to the impact of a change in the composition of our aircraft fleet that resulted in an increased

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

number of owned aircraft and aircraft under finance leases. As of June 30, 2024 and 2023, there were 51 and 47 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $1,621, or 17%, to $11,368, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This quarter-over-quarter increase was the result of a 12% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $1,779, or 15%, to $13,723 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was a result of the exhaustion of the remaining Coronavirus Aid, Relief, and Economic Security Act funding, which increased rates. The increase was also impacted by market pressures and the 12% increase in Passenger segment departures as a result of our expanding operations.
Other Operating, net. Other operating, net decreased $1,930, or 7%, to $26,016 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was a result of the Company's part sales programs, partially offset by an increase in operations.
Non-operating Income (Expense)
Interest Income. Interest income decreased $745, or 29%, to $1,800 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to the decrease in the Company's investment balance quarter-over-quarter.
Interest Expense. Interest expense decreased $162, or 1%, to $11,077 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to decreasing debt balances and aircraft transactions financed with operating cash, partially offset by an increase in aircraft under finance leases. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net changed by $139 resulting in a net expense of $4 for the three months ended June 30, 2024, as compared to a net expense of $143 for the three months ended June 30, 2023.
Income Tax. The Company's effective tax rate for the three months ended June 30, 2024 was 41.2% compared to 22.9% for the three months ended June 30, 2023. The increase in the effective tax rate was due to the impact of permanent stock compensation items.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
Operating Revenues:
Scheduled Service	$229,272	$264,124	$(34,852)	(13)%
Charter	98,321	95,813	2,508	3%
Ancillary	163,466	135,198	28,268	21%
Passenger	491,059	495,135	(4,076)	(1)%
Cargo	49,395	48,378	1,017	2%
Other	25,410	11,688	13,722	117%
Total Operating Revenues	565,864	555,201	10,663	2%

Operating Expenses:
Aircraft Fuel	132,492	124,650	7,842	6%
Salaries, Wages, and Benefits	161,597	151,349	10,248	7%
Aircraft Rent	—	2,259	(2,259)	(100)%
Maintenance	34,156	28,981	5,175	18%
Sales and Marketing	19,071	18,436	635	3%
Depreciation and Amortization	47,440	41,815	5,625	13%
Ground Handling	20,522	18,917	1,605	8%
Landing Fees and Airport Rent	28,452	22,889	5,563	24%
Other Operating, net	54,593	54,535	58	—%
Total Operating Expenses	498,323	463,831	34,492	7%
Operating Income	67,541	91,370	(23,829)	(26)%

Non-operating Income (Expense):
Interest Income	4,248	5,286	(1,038)	(20)%
Interest Expense	(22,189)	(19,869)	(2,320)	12%
Other, net	42	(355)	397	NM
Total Non-operating Expense, net	(17,899)	(14,938)	(2,961)	20%

Income Before Income Tax	49,642	76,432	(26,790)	(35)%
Income Tax Expense	12,517	17,486	(4,969)	(28)%
Net Income	$37,125	$58,946	$(21,821)	(37)%
“NM” stands for not meaningful
Total Operating Revenues increased $10,663, or 2%, to $565,864 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The revenue increase was driven by an increase in rental revenue included within Other revenue, as well as an 11% increase in Passenger segment departures, partially offset by a 15% decrease in Total Fare per passenger as a result of increased industry capacity.
Passenger. Passenger revenue decreased $4,076, or 1%, to $491,059 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The table below presents select operating data for lines of revenue within Passenger, expressed as year-over-year changes:

	Six Months Ended June 30,		Change		% Change
	2024	2023
Scheduled Service and Ancillary Statistics:
Departures	14,850	12,578	2,272		18%
Block Hours	48,896	41,503	7,393		18%
Passengers	2,324,550	2,003,364	321,186		16%
Average base fare per passenger	$98.63	$131.84	$(33.21)		(25)%
Ancillary revenue per passenger	$70.32	$67.49	$2.83		4%
Total Fare per passenger	$168.95	$199.33	$(30.38)		(15)%
RPMs (thousands)	3,047,163	2,648,392	398,771		15%
ASMs (thousands)	3,568,818	3,043,506	525,312		17%
TRASM (cents)	11.18	13.31	(2.13)		(16)%
Passenger load factor	85.4%	87.0%	(1.6)	pts	N/A

Charter Statistics:
Departures	4,829	5,128	(299)		(6)%
Block hours	9,989	10,720	(731)		(7)%
Charter revenue per block hour	$9,842	$8,938	904		10%
The year-over-year decreases in both Total Fare per passenger and TRASM were the result of increased capacity across the industry. The fare decreases were offset by an 11% increase in average daily aircraft utilization. As a result, Scheduled Service departures increased by 18% and ASMs increased by 17%. This increase in capacity drove the 16% increase in passengers. The 16% increase in Schedule Service passengers during the period also resulted in greater sales of ancillary products.
Passenger revenue was further supported by the $2,508, or 3%, increase in Charter revenue during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to the 10% increase in Charter revenue per block hour. The improvement in Charter revenue per block hour was due to rate increases and management initiatives to reduce the number of ferry flights.
Cargo. Revenue from Cargo services increased $1,017, or 2%, to $49,395 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by rate escalations, partially offset by a 2% year-over-year decrease in block hours.
Other. Other revenue increased $13,722, or 117%, to $25,410 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Other revenue benefited from the $19,148 of rental revenue associated with the seven leased aircraft during the six months ended June 30, 2024, as compared to $5,949 in rental revenue associated with the five leased aircraft during the six months ended June 30, 2023.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Six Months Ended June 30,		Change	% Change
	2024	2023
Total Aircraft Fuel Expense	$132,492	$124,650	$7,842	6%
Indirect Fuel Credits	1,222	651	571	88%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$133,714	$125,301	$8,413	7%
Fuel Gallons Consumed (thousands)	45,540	40,472	5,068	13%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.94	$3.10	$(0.16)	(5)%
Aircraft Fuel expense increased 6% year-over-year primarily due to a 13% increase in consumption, partially offset by a 5% decrease in the average fuel cost per gallon.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $10,248, or 7%, to $161,597 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The year-over-year increase in Salaries, Wages, and Benefits was impacted by a 12% increase in employee headcount, an increase in block hours as a result of operational growth, and contractual rate increases for our pilots.
Aircraft Rent. Aircraft Rent expense decreased by $2,259 to $0 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Aircraft Rent expense decreased due to the composition of our aircraft fleet shifting from aircraft under operating leases to all owned aircraft or aircraft under finance leases.
Maintenance. Maintenance expense increased $5,175, or 18%, to $34,156 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The year-over-year increase in Maintenance expense was primarily driven by an increase in routine, time-based heavy maintenance and landing gear events, as well as the increase in the size of our fleet and operations.
Sales and Marketing. Sales and Marketing expense increased $635, or 3%, to $19,071 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The change year-over-year was primarily driven by an increase in advertising and other costs, partially offset by a reduction in credit card fees as a result of the year-over-year decrease in Total Fare per passenger and a reduction in GDS fees due to an increase in sales through direct distribution channels.
Depreciation and Amortization. Depreciation and Amortization expense increased $5,625, or 13%, to $47,440 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

owned aircraft and aircraft under finance leases. As of June 30, 2024 and 2023, there were 51 and 47 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $1,605, or 8%, to $20,522, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The year-over-year increase was primarily the result of an 11% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures. Ground Handling expenses during the six months ended June 30, 2023 were significantly impacted by the challenging winter weather conditions at our main hub, the Minneapolis – St. Paul International Airport.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $5,563, or 24%, to $28,452 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was a result of the exhaustion of the remaining Coronavirus Aid, Relief, and Economic Security Act funding, which increased rates. The increase was also impacted by market pressures and the 11% increase in Passenger segment departures as a result of our expanding operations.
Other Operating, net. Other operating, net for the six months ended June 30, 2024 was materially unchanged year-over-year. This was the result of our part sales programs, mostly offset by an increase in operations.
Non-operating Income (Expense)
Interest Income. Interest income decreased $1,038, or 20%, to $4,248 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily due to the decrease in the Company's investment balance year-over-year.
Interest Expense. Interest expense increased $2,320, or 12%, to $22,189 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to the change in our aircraft fleet that resulted in an increase of aircraft under finance leases and owned aircraft that were financed with debt proceeds. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net changed by $397, or 112% to a net benefit of $42 for the six months ended June 30, 2024, as compared to a net expense of $355 for the six months ended June 30, 2023. The change is a result of secondary offering costs incurred during the six months ended June 30, 2023.
Income Tax. The Company's effective tax rate for the six months ended June 30, 2024 was 25.2% compared to 22.9% for the six months ended June 30, 2023. The increase in the effective tax rate was due to the impact of permanent stock compensation items.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$228,934	$25,447	$254,381	$236,069	$25,017	$261,086

Operating Expenses:
Aircraft Fuel	62,180	8	62,188	52,347	13	52,360
Salaries, Wages, and Benefits	62,508	16,851	79,359	57,745	18,174	75,919
Aircraft Rent	—	—	—	779	—	779
Maintenance	13,853	3,486	17,339	12,179	3,763	15,942
Sales and Marketing	8,392	—	8,392	8,507	—	8,507
Depreciation and Amortization	23,626	5	23,631	22,341	14	22,355
Ground Handling	11,368	—	11,368	9,747	—	9,747
Landing Fees and Airport Rent	13,575	148	13,723	11,843	101	11,944
Other Operating, net	20,891	5,125	26,016	23,066	4,880	27,946
Total Operating Expenses	216,393	25,623	242,016	198,554	26,945	225,499
Operating Income (Loss)	$12,541	$(176)	$12,365	$37,515	$(1,928)	$35,587

Operating Margin %	5.5%	(0.7)%	4.9%	15.9%	(7.7)%	13.6%
Passenger. Passenger Operating Income decreased $24,974 to $12,541 for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The Operating Margin Percentage for the three months ended June 30, 2024 decreased by 10.4 percentage points, as compared to the three months ended June 30, 2023. The quarter-over-quarter decrease in Passenger Operating Income and Operating Margin Percentage was primarily driven by a 20% reduction in Total Fare per passenger as a result of increased capacity across the industry. Operating Income and Operating Margin Percentage were also pressured by increased expenses associated with our operational growth, contractual rate increases for our pilots, an increase in heavy maintenance events, and rate increases for Landing Fees and Airport Rent. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Loss decreased by $1,752, to $176, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Operating Margin Percentage for the three months ended June 30, 2024 improved by 7.0 percentage points, as compared to the three months ended June 30, 2023. The changes in both Operating Loss and Operating Margin Percentage were driven by rate escalations and scheduling efficiency improvements between our segments, which offset the contractual rate increases for our pilots and resulted in materially consistent quarter-over-quarter Operating Expenses. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$516,469	$49,395	$565,864	$506,823	$48,378	$555,201

Operating Expenses:
Aircraft Fuel	132,484	8	132,492	124,613	37	124,650
Salaries, Wages, and Benefits	128,096	33,501	161,597	116,553	34,796	151,349
Aircraft Rent	—	—	—	2,259	—	2,259
Maintenance	27,257	6,899	34,156	21,660	7,321	28,981
Sales and Marketing	19,071	—	19,071	18,436	—	18,436
Depreciation and Amortization	47,430	10	47,440	41,771	44	41,815
Ground Handling	20,513	9	20,522	18,917	—	18,917
Landing Fees and Airport Rent	28,151	301	28,452	22,687	202	22,889
Other Operating, net	44,395	10,198	54,593	44,560	9,975	54,535
Total Operating Expenses	447,397	50,926	498,323	411,456	52,375	463,831
Operating Income (Loss)	$69,072	$(1,531)	$67,541	$95,367	$(3,997)	$91,370

Operating Margin %	13.4%	(3.1)%	11.9%	18.8%	(8.3)%	16.5%
Passenger. Passenger Operating Income decreased $26,295 to $69,072 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The Operating Margin Percentage for the six months ended June 30, 2024 decreased by 5.4 percentage points, as compared to the six months ended June 30, 2023. The year-over-year decrease in Passenger Operating Income and Operating Margin Percentage was primarily driven by a 15% decrease in Total Fare per passenger as a result of increased capacity across the industry, partially offset by an 11% increase in Passenger segment departures. Operating Income and Operating Margin Percentage were further impacted by increased expenses associated with our operational growth, contractual rate increases for our pilots, an increase in heavy maintenance and landing gear events, and rate increases for Landing Fees and Airport Rent. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Loss decreased by $2,466, to $1,531, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Operating Margin Percentage for the six months ended June 30, 2024 improved by 5.2 percentage points, as compared to the six months ended June 30, 2023. The changes in both Operating Loss and Operating Margin Percentage were driven by rate escalations and scheduling efficiency improvements between our segments, which offset the contractual rate increases for our pilots and resulted in materially consistent year-over-year Operating Expenses. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$254,381	$261,086	$565,864	$555,201
Operating Income	12,365	35,587	67,541	91,370

Stock Compensation Expense	1,570	4,415	3,084	7,093
Adjusted Operating Income	$13,935	$40,002	$70,625	$98,463

Operating Income Margin	4.9%	13.6%	11.9%	16.5%
Adjusted Operating Income Margin	5.5%	15.3%	12.5%	17.7%

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Net Income Reconciliation:
Net Income	$1,812	$20,618	$37,125	$58,946

Stock Compensation Expense	1,570	4,415	3,084	7,093
Secondary offering costs	—	112	—	640
TRA adjustment (1)	—	—	—	(357)
Income tax effect of adjusting items, net (2)	(361)	(1,041)	(709)	(1,779)
Adjusted Net Income	$3,021	$24,104	$39,500	$64,543
_________________________

(1)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(2)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA Reconciliation:
Net Income	$1,812	$20,618	$37,125	$58,946
Stock Compensation Expense	1,570	4,415	3,084	7,093
Secondary offering costs	—	112	—	640
TRA adjustment (1)	—	—	—	(357)
Interest Income	(1,800)	(2,545)	(4,248)	(5,286)
Interest Expense	11,077	11,239	22,189	19,869
Provision for Income Taxes	1,272	6,132	12,517	17,486
Depreciation and Amortization	23,631	22,355	47,440	41,815
Adjusted EBITDA	$37,562	$62,326	$118,107	$140,206
_________________________

(1)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. We have entered into a series of transactions where we serve as an aircraft lessor. As of June 30, 2024, we leased or subleased seven aircraft.

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
The following tables present the reconciliation of CASM to Adjusted CASM.

	Three Months Ended June 30,
	2024		2023
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$242,016	12.03	$225,499	12.67
Less:
Aircraft Fuel	62,188	3.09	52,360	2.94
Stock Compensation Expense	1,570	0.08	4,415	0.25
Cargo expenses, not already adjusted above	25,278	1.26	25,966	1.46
Sun Country Vacations	254	0.01	266	0.01
Leased Aircraft, Depreciation and Amortization Expense (1)	2,069	0.10	2,273	0.13
Adjusted CASM	$150,657	7.49	$140,219	7.88

ASM (thousands)	2,011,921		1,780,340

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2024		2023
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$498,323	11.80	$463,831	12.45
Less:
Aircraft Fuel	132,492	3.14	124,650	3.35
Stock Compensation Expense	3,084	0.07	7,093	0.19
Cargo expenses, not already adjusted above	50,248	1.19	50,778	1.36
Sun Country Vacations	793	0.02	702	0.02
Leased Aircraft, Depreciation and Amortization Expense (1)	4,320	0.10	2,273	0.06
Adjusted CASM	$307,386	7.28	$278,335	7.47

ASM (thousands)	4,223,807		3,725,341
_________________________

(1)	Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
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
Our primary sources of liquidity as of June 30, 2024 included our existing cash and cash equivalents of $26,864 and short-term investments of $108,301, our expected cash generated from operations, and the $24,393 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $7,173 as of June 30, 2024, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
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
We believe our unrestricted cash and cash equivalents, short-term investments, and availability under our Revolving Credit Facility, combined with expected future cash flows from operations, will be sufficient to fund our operations and meet our debt payment obligations for at least the next twelve months. However, we cannot predict what the effect on our business and financial position might be from a change in the competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

conditions, pandemics, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions, regulations, or acts of terrorism.
Aircraft – As of June 30, 2024, our fleet consisted of 63 Boeing 737-NG aircraft. This includes 44 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA, and seven aircraft currently on lease to unaffiliated airlines.
For more information on our fleet, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of June 30, 2024, we had $53,414 of total Lessor Maintenance Deposits.
Investments - We invest our cash and cash equivalents in highly liquid securities with strong credit ratings. As of June 30, 2024, the Company held $101,902 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
We also hold $6,399 of Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets as of June 30, 2024.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft.
As of June 30, 2024, the Company had $24,393 of the $25,000 Revolving Credit Facility available due to $607 being pledged to support letters of credit, and no balance drawn. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR of $87,700 and minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of June 30, 2024.
Debt - At our discretion, we obtain debt financing through the issuance of pass-through trust certificates to purchase, or refinance aircraft. In December 2019, we issued the 2019-1 EETC, for the purpose of financing or refinancing 13 aircraft. In March 2022, the Company issued the 2022-1 EETC for the purpose of financing or refinancing 13 aircraft.
During the three months ended June 30, 2023, we executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The lease term for each aircraft expire at various dates between the fourth quarter of 2024 and the fourth quarter of 2025. On each lease expiry date, a LTV ratio calculation is completed. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause will be applied towards any prepayment obligation. No amounts related to an estimated principal prepayment

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

have been reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2024.
For more information on our credit facilities or debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
TRA Liability - During the six months ended June 30, 2024 and 2023, we made a payment of $3,350 and $2,425 to the TRA holders, respectively. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$26,864	$46,279
Available-for-Sale Securities	101,902	134,240
Amount Available Under Revolving Credit Facility	24,393	24,650
Total Liquidity	$153,159	$205,169

	June 30, 2024	December 31, 2023
Total Debt, net	$365,500	$401,645
Finance Lease Obligations	297,329	277,302
Operating Lease Obligations	17,770	18,830
Total Debt, net, and Lease Obligations	680,599	697,777
Stockholders' Equity	546,851	514,403
Total Invested Capital	$1,227,450	$1,212,180

Debt-to-Capital	0.55	0.58

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
Total Operating Activities	$38,872	$95,693	$(56,821)	(59)%

Investing Activities:
Purchases of Property & Equipment	(38,231)	(192,352)	154,121	(80)%
Purchases of Investments	(31,610)	(49,437)	17,827	(36)%
Proceeds from the Maturities of Investments	64,500	71,795	(7,295)	(10)%
Other, net	8,863	1,953	6,910	354%
Total Investing Activities	3,522	(168,041)	171,563	(102)%

Financing Activities:
Common Stock Repurchases	(11,493)	(22,249)	10,756	(48)%
Proceeds from Borrowings	10,000	119,200	(109,200)	(92)%
Repayment of Finance Lease Obligations	(20,870)	(8,671)	(12,199)	141%
Repayment of Borrowings	(46,767)	(21,808)	(24,959)	114%
Other, net	(2,907)	(2,841)	(66)	2%
Total Financing Activities	(72,037)	63,631	(135,668)	(213)%
Net Decrease in Cash	$(29,643)	$(8,717)	$(20,926)	240%
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the six months ended June 30, 2024 provided $38,872, as compared to $95,693 during the six months ended June 30, 2023. During the six months ended June 30, 2024, our Net Income was $37,125, as compared to $58,946 during the six months ended June 30, 2023.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six months ended June 30, 2024, $147,256 of revenue recognized in Passenger revenue was included in the $157,996 of Air Traffic Liabilities as of December 31, 2023.
Aircraft Fuel. Aircraft Fuel expense represented approximately 27% of our total operating expense for the six months ended June 30, 2024 and 2023, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 5% year-over-year. Fuel consumption increased by 13% during the six months ended June 30, 2024, compared to the prior year as a result of the increase in fleet size and total operations. We expect volatility in Aircraft Fuel prices per gallon throughout 2024 due to market conditions and global geopolitical events.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $38,231 and $192,352 for the six months ended June 30, 2024 and 2023, respectively. Our capital expenditures during the six months ended June 30, 2024 included the acquisition of one aircraft and other items not individually material. Our capital expenditures during the six months ended June 30, 2023, primarily included the purchase of five Owned Aircraft Held for Operating Lease and one incremental aircraft for our passenger fleet.
Investments. The Company's net investment activity resulted in cash inflows of $32,890 and $22,358 during the six months ended June 30, 2024 and 2023, respectively, due to maturing debt securities exceeding purchases of investments.
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
Finance Leases. Our repayments of finance lease obligations were $20,870 and $8,671 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company purchased an aircraft previously classified as finance lease. The resulting cash outflows are recorded as payments for finance lease obligations. As of June 30, 2024 and 2023, the Company had 15 and 12 aircraft finance leases, respectively.
Common Stock Repurchases. During the six months ended June 30, 2024, the Company repurchased 755,284 shares of its Common Stock at a total cost of $11,493, or $15.22 per share. During the six months ended June 30, 2023, the Company repurchased 1,166,751 shares of its Common Stock at a total cost of $22,249, or $19.07 per share. For more information on the stock repurchase program and this purchase, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other. During the six months ended June 30, 2024 and 2023, the Company made payments of $3,350 and $2,425 to the TRA holders, respectively. For more information on the payment of the TRA, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
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

Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2024, there were no recently adopted accounting standards that had a material impact to the Company.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. For example, based on our forecasted Aircraft Fuel expense for the third quarter of 2024, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase Aircraft Fuel expense by approximately $205. Aircraft Fuel expense does not include amounts where we are considered the customer's agent for procuring fuel. We had no fuel option and swap contracts in place to hedge the economic risk associated with volatile fuel prices as of June 30, 2024. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the $119,200 term loan credit facility used to finance the Owned Aircraft Held for Operating Lease. A 100 basis point increase in interest rates on the June 30, 2024 balance of the term loan would result in a corresponding increase in interest expense of approximately $1,010 annually. As of the date of this filing, the entire term loan credit facility had been drawn. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of June 30, 2024, the Company had $24,393 of financing available through the Revolving Credit Facility, as $607 had been pledged to support letters of credit. As of June 30, 2024, no amounts on the Revolving Credit Facility were outstanding.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $101,902 as of June 30, 2024. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
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

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2023 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2023 10-K. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act ("Rule 10b5-1") and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans ("Rule 10b5-1 Trading Plans"). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. During the three months ended June 30, 2024, our directors and executive officers did not adopt, terminate, or modify any instructions or written plans for the sale or purchase of our securities that would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS
(a)Exhibits

10.1#
Amended and Restated Air Transportation Services Agreement, dated as of June 18, 2024, by and between Sun Country, Inc. and Amazon.com Services LLC (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on June 20, 2024)

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024

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

August 2, 2024