Form 10-Q
period 2024-09-30
Sun Country Airlines Holdings, Inc.
filed 2024-10-30
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2024:
Common Stock, $0.01 par value – 52,939,832 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$56,791	$46,279
Restricted Cash	10,649	17,401
Investments	89,697	141,127
Accounts Receivable, net of an allowance for credit losses of $103 and $17, respectively	37,806	38,166
Short-term Lessor Maintenance Deposits	7,147	1,046
Inventory, net of a reserve for obsolescence of $731 and $977, respectively	9,731	7,793
Prepaid Expenses	13,226	15,823
Other Current Assets	977	3,716
Total Current Assets	226,024	271,351

Property & Equipment, net:
Aircraft and Flight Equipment	721,269	685,559
Aircraft and Flight Equipment Held for Operating Lease	154,175	154,185
Ground Equipment and Leasehold Improvements	45,283	39,847
Computer Hardware and Software	21,498	17,875
Finance Lease Assets	338,875	304,384
Rotable Parts	26,307	19,848
Total Property & Equipment	1,307,407	1,221,698
Accumulated Depreciation & Amortization	(314,309)	(252,717)
Total Property & Equipment, net	993,098	968,981

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $28,487 and $24,190, respectively	79,255	83,551
Operating Lease Right-of-use Assets	17,539	14,917
Aircraft Deposits	8,974	9,564
Long-term Lessor Maintenance Deposits	50,511	44,675
Other Assets	12,238	8,365
Total Other Assets	390,740	383,295
Total Assets	$1,609,862	$1,623,627
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$49,223	$59,011
Accrued Salaries, Wages, and Benefits	32,740	33,305
Accrued Transportation Taxes	14,734	18,097
Air Traffic Liabilities	131,538	157,996
Finance Lease Obligations	42,212	44,756
Loyalty Program Liabilities	9,852	9,898
Operating Lease Obligations	3,161	2,219
Current Maturities of Long-term Debt, net	75,915	74,177
Income Tax Receivable Agreement Liability	9,544	3,250
Other Current Liabilities	11,905	15,873
Total Current Liabilities	380,824	418,582

Long-term Liabilities:
Finance Lease Obligations	256,252	232,546
Loyalty Program Liabilities	4,330	3,839
Operating Lease Obligations	18,214	16,611
Long-term Debt, net	275,864	327,468
Deferred Tax Liability	19,588	9,148
Income Tax Receivable Agreement Liability	88,150	97,794
Other Long-term Liabilities	14,094	3,236
Total Long-term Liabilities	676,492	690,642
Total Liabilities	1,057,316	1,109,224

Commitments and Contingencies (see Note 10)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 59,282,838 and 58,878,723 issued and 52,939,832 and 53,291,001 outstanding at September 30, 2024 and December 31, 2023, respectively	593	589
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost, 6,343,006 and 5,587,722 shares held at September 30, 2024 and December 31, 2023, respectively	(105,899)	(94,341)
Additional Paid-In Capital	524,138	513,988
Retained Earnings	133,696	94,229
Accumulated Other Comprehensive Income (Loss)	18	(62)
Total Stockholders' Equity	552,546	514,403
Total Liabilities and Stockholders' Equity	$1,609,862	$1,623,627
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues:
Passenger	$207,764	$214,355	$698,823	$709,490
Cargo	29,165	26,059	78,560	74,437
Other	12,541	8,462	37,951	20,150
Total Operating Revenues	249,470	248,876	815,334	804,077

Operating Expenses:
Aircraft Fuel	54,737	61,179	187,229	185,829
Salaries, Wages, and Benefits	80,919	72,541	242,516	223,890
Aircraft Rent	—	22	—	2,281
Maintenance	15,973	15,330	50,129	44,311
Sales and Marketing	7,748	7,569	26,819	26,005
Depreciation and Amortization	23,754	22,762	71,194	64,577
Ground Handling	11,568	9,382	32,090	28,299
Landing Fees and Airport Rent	15,979	13,958	44,431	36,847
Other Operating, net	26,410	27,127	81,003	81,663
Total Operating Expenses	237,088	229,870	735,411	693,702
Operating Income	12,382	19,006	79,923	110,375

Non-operating Income (Expense):
Interest Income	1,659	2,480	5,907	7,766
Interest Expense	(11,049)	(11,403)	(33,238)	(31,272)
Other, net	12	(15)	55	(370)
Total Non-operating Expense, net	(9,378)	(8,938)	(27,276)	(23,876)

Income Before Income Tax	3,004	10,068	52,647	86,499
Income Tax Expense	662	2,477	13,180	19,963
Net Income	$2,342	$7,591	$39,467	$66,536

Net Income per share to common stockholders:
Basic	$0.04	$0.14	$0.75	$1.19
Diluted	$0.04	$0.13	$0.72	$1.12
Shares used for computation:
Basic	52,876,339	55,435,386	52,866,797	56,051,173
Diluted	54,780,672	58,595,646	54,990,437	59,281,819
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$2,342	$7,591	$39,467	$66,536

Other Comprehensive Income:
Net unrealized gains on Available-for-Sale securities, net of deferred tax expense of $77, $46, $24, and $90, respectively	235	158	80	301
Other Comprehensive Income	235	158	80	301
Comprehensive Income	$2,577	$7,749	$39,547	$66,837

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2024
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock Issued for Stock-Based Awards	—	75,606	1	—	—	110	—	—	111
Common Stock Repurchases and Excise Tax	—	—	—	755,284	(11,596)	—	—	—	(11,596)
Net Income	—	—	—	—	—	—	35,313	—	35,313
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,514	—	—	1,514
Other Comprehensive (Loss)	—	—	—	—	—	—	—	(139)	(139)
March 31, 2024	3,413,745	58,954,329	$590	6,343,006	$(105,937)	$517,012	$129,542	$(201)	$541,006
Stock Issued for Stock-Based Awards	—	195,760	2	—	—	587	—	—	589
Common Stock Repurchases, Excise Tax	—	—	—	—	23	—	—	—	23
Net Income	—	—	—	—	—	—	1,812	—	1,812
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,570	—	—	1,570
Other Comprehensive (Loss)	—	—	—	—	—	—	—	(16)	(16)
June 30, 2024	3,666,614	59,150,089	$592	6,343,006	$(105,914)	$521,036	$131,354	$(217)	$546,851
Stock Issued for Stock-Based Awards	—	132,749	1	—	—	212	—	—	213
Common Stock Repurchases, Excise Tax	—	—	—	—	15	—	—	—	15
Net Income	—	—	—	—	—	—	2,342	—	2,342
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,490	—	—	1,490
Other Comprehensive Income	—	—	—	—	—	—	—	235	235
September 30, 2024	3,856,266	59,282,838	$593	6,343,006	$(105,899)	$524,138	$133,696	$18	$552,546

	Nine Months Ended September 30, 2023
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock Issued for Stock-Based Awards	—	147,105	2	—	—	554	—	—	556
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Common Stock Repurchases and Excise Tax	—	—	—	1,230,932	(22,549)	7,501	—	—	(15,048)
Net Income	—	—	—	—	—	—	38,328	—	38,328
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	2,678	—	—	2,678
Other Comprehensive Income	—	—	—	—	—	—	—	389	389
March 31, 2023	2,591,920	58,364,752	$584	2,123,747	$(40,162)	$500,627	$60,376	$(418)	$521,007
Stock Issued for Stock-Based Awards	—	187,975	2	—	—	613	—	—	615
Common Stock Repurchases and Excise Tax	—	—	—	416,751	(7,511)	—	—	—	(7,511)
Net Income	—	—	—	—	—	—	20,618	—	20,618
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	4,415	—	—	4,415
Other Comprehensive (Loss)	—	—	—	—	—	—	—	(246)	(246)
June 30, 2023	2,844,789	58,552,727	$586	2,540,498	$(47,673)	$507,522	$80,994	$(664)	$540,765
Stock Issued for Stock-Based Awards	—	262,412	2	—	—	1,414	—	—	1,416
Common Stock Repurchases and Excise Tax	—	—	—	2,140,790	(33,008)	—	—	—	(33,008)
Net Income	—	—	—	—	—	—	7,591	—	7,591
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,039	—	—	1,039
Other Comprehensive Income	—	—	—	—	—	—	—	158	158
September 30, 2023	3,034,441	58,815,139	$588	4,681,288	$(80,681)	$511,375	$88,585	$(506)	$519,361
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Net Income	$39,467	$66,536
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	71,194	64,577
Deferred Income Taxes	10,414	18,080
Other, net	7,409	14,433
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,947	(7,083)
Inventory	(3,254)	(1,478)
Prepaid Expenses	2,597	(1,929)
Lessor Maintenance Deposits	(12,766)	(8,689)
Aircraft Deposits	—	(482)
Other Assets	(1,683)	70
Accounts Payable	(8,544)	(5,855)
Accrued Transportation Taxes	(3,363)	(4,872)
Air Traffic Liabilities	(26,458)	(27,542)
Loyalty Program Liabilities	446	(1,590)
Operating Lease Obligations	(1,454)	(3,858)
Other Liabilities	(5,649)	2,333
Net Cash Provided by Operating Activities	74,303	102,651
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(42,615)	(210,641)
Purchases of Investments	(55,655)	(82,574)
Proceeds from the Maturities of Investments	107,750	110,850
Other, net	11,458	4,087
Net Cash Provided by (Used in) Investing Activities	20,938	(178,278)
Cash Flows from Financing Activities:
Common Stock Repurchases	(11,493)	(55,051)
Proceeds from Borrowings	10,000	119,200
Repayment of Finance Lease Obligations	(26,249)	(16,390)
Repayment of Borrowings	(60,776)	(35,475)
Other, net	(2,963)	(1,665)
Net Cash (Used in) Provided by Financing Activities	(91,481)	10,619

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,760	(65,008)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	63,680	102,928

Cash, Cash Equivalents and Restricted Cash--End of the Period	$67,440	$37,920

Non-cash transactions:
Aircraft Acquired under Finance Lease	$40,116	$—
Aircraft Acquired from the Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	$11,634	$2,386
Changes to Finance Lease Assets due to Lease Modifications	$6,513	$26,427

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	September 30, 2024	September 30, 2023
Cash and Cash Equivalents	$56,791	$26,967
Restricted Cash	10,649	10,953
Total Cash, Cash Equivalents and Restricted Cash	$67,440	$37,920

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
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the impact of macroeconomic conditions, and other factors, operating results for the nine months ended September 30, 2024 are not necessarily indicative of operating results for other interim periods or for the full year ending December 31, 2024.
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Passenger (consisting of Scheduled Service, Charter, and Ancillary), Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the U.S. Department of Defense ("DoD"), collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Amended and Restated Air Transportation Services Agreement (the “A&R ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain aircraft-related transactions where the Company serves as a lessor. The Company recognized rental revenue of $10,092 and $5,870, during the three months ended September 30, 2024 and 2023, respectively; and $29,240 and $11,742 during the nine months ended September 30, 2024 and 2023, respectively.
In June 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20. The A&R ATSA includes revised economics to reflect the higher-cost environment that has ensued since the original Air Transportation Services Agreement ("ATSA") was signed in December 2019. The A&R ATSA contains three performance obligations: Flight Services, Heavy Maintenance and Fuel; all of which are unchanged from the original ATSA. The first additional aircraft is expected to begin service in the first quarter of 2025, and all

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

eight aircraft are expected to be operational by the end of the third quarter of 2025. The A&R ATSA includes an initial six-year term, which expires in October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term. The Company did not receive any material financial reimbursements for start-up costs incurred in connection with the incremental aircraft. The warrant agreement was not amended in connection with the A&R ATSA, Amazon did not receive any additional warrants in connection with the A&R ATSA. Accordingly, warrants issued to Amazon will continue to vest in accordance with the terms of the warrant agreement executed in December 2019.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Scheduled Service	$83,784	$96,483	$313,056	$360,607
Charter	50,769	47,437	149,090	143,250
Ancillary	73,211	70,435	236,677	205,633
Passenger	207,764	214,355	698,823	709,490
Cargo	29,165	26,059	78,560	74,437
Other	12,541	8,462	37,951	20,150
Total Operating Revenues	$249,470	$248,876	$815,334	$804,077
The Company attributes and measures its Operating Revenues by geographic region as defined by the United States Department of Transportation ("DOT") for airline reporting based upon the origin of each passenger and cargo flight segment.
The Company’s operations are highly concentrated in the U.S., but include service to many international locations, primarily consisting of scheduled service to Latin America and military charter service to various international destinations.
Total Operating Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$245,722	$242,504	$783,834	$767,509
Latin America	3,748	6,372	31,500	36,078
Other	—	—	—	490
Total Operating Revenues	$249,470	$248,876	$815,334	$804,077
Contract Balances
The Company’s contract assets relate to costs incurred to prepare the Amazon cargo aircraft for service under the original ATSA and the A&R ATSA, as well as warrants that have vested and will be amortized against Cargo revenue over the remaining term of the A&R ATSA. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The Company’s contract liabilities are comprised of: 1) ticket sales for transportation that have not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received under the original ATSA (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets).
Contract Assets and Liabilities are as follows:

	September 30, 2024	December 31, 2023
Contract Assets
Amazon Contract	$2,100	$1,493
Total Contract Assets	$2,100	$1,493

Contract Liabilities
Air Traffic Liabilities	$131,538	$157,996
Loyalty Program Liabilities	14,182	13,737
Amazon Contract	1,681	2,225
Total Contract Liabilities	$147,401	$173,958
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2024, $153,708 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2023.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Changes in the Loyalty Program Liabilities are as follows:

	2024	2023
Balance – January 1	$13,737	$15,437
Loyalty Points Earned	6,573	6,209
Loyalty Points Redeemed (1)	(6,128)	(7,799)
Balance – September 30	$14,182	$13,847
______________________

(1)	Loyalty points are combined in one homogenous pool, which includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net Income	$2,342	$7,591	$39,467	$66,536

Denominator:
Weighted Average Common Shares Outstanding - Basic	52,876,339	55,435,386	52,866,797	56,051,173
Dilutive effect of Stock Options, RSUs and Warrants	1,904,333	3,160,260	2,123,640	3,230,646
Weighted Average Common Shares Outstanding - Diluted	54,780,672	58,595,646	54,990,437	59,281,819

Basic earnings per share	$0.04	$0.14	$0.75	$1.19
Diluted earnings per share	$0.04	$0.13	$0.72	$1.12

The Company has excluded 4,805,638 and 4,631,203 of stock options, RSUs and warrants that would have had an anti-dilutive effect on its diluted earnings per share calculation for the three and nine months ended September 30, 2024, respectively. The Company's anti-dilutive shares for the three and nine months ended September 30, 2023 were not material to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

4. AIRCRAFT
As of September 30, 2024, Sun Country's fleet consisted of 63 Boeing 737-NG aircraft, comprised of 58 Boeing 737-800s and five Boeing 737-900ERs.
The following tables summarize the Company’s aircraft fleet activity for the nine months ended September 30, 2024 and 2023, respectively:

	December 31, 2023	Additions	Reclassifications	Removals	September 30, 2024
Passenger:
Owned	29	1	1	—	31
Finance leases	13	1	(1)	—	13
Sun Country Airlines’ Fleet	42	2	—	—	44
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	—	—	5
Subleased Aircraft (1)	1	1	—	—	2
Total Aircraft	60	3	—	—	63

	December 31, 2022	Additions	Reclassifications	Removals	September 30, 2023
Passenger:
Owned	29	1	—	(1)	29
Finance leases	11	—	2	—	13
Operating leases	2	—	(2)	—	—
Sun Country Airlines’ Fleet	42	1	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	—	5	—	—	5
Total Aircraft	54	6	—	(1)	59

(1)	The head leases associated with these subleases are classified as finance leases.
During the nine months ended September 30, 2024, the Company acquired one incremental owned aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to the same unaffiliated airline to whom we subleased another aircraft during the year ended December 31, 2023. During the nine months ended September 30, 2024, amendments were executed to extend the lease expiry terms for both subleased aircraft through the fourth quarter of 2025. Upon expiry of these subleases, both aircraft will be redelivered to the Company and are expected to be inducted into the Company's passenger fleet. Further, the Company purchased one aircraft previously classified as a finance

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

lease, which is now unencumbered. Of the 36 Owned aircraft and Owned Aircraft Held for Operating Lease as of September 30, 2024, 31 aircraft were financed and five aircraft were unencumbered. In October 2024, the Company purchased an aircraft previously classified as a finance lease, which is now unencumbered.
During the nine months ended September 30, 2023, the Company acquired five 737-900ERs that are currently on lease to an unaffiliated airline ("Owned Aircraft Held for Operating Lease"). The Owned Aircraft Held for Operating Lease are financed through a term loan arrangement. See Note 6 within Part II, Item 8 in our 2023 10-K for more information on this transaction. Additionally, during the nine months ended September 30, 2023, the Company acquired an incremental aircraft and executed a lease amendment to purchase two aircraft at the end of its lease term. The lease amendment modified the classification of this lease from an operating lease to a finance lease and has an expiration date in fiscal year 2024. During the three months ended September 30, 2023, management approved a plan to retire an owned aircraft. Certain parts of the aircraft were maintained for future use by the Company or held for sale. The impact of the retirement and the assets held for sale were not material to the Company's Condensed Consolidated Financial Statements.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Aircraft Status	Expense Type	2024	2023	2024	2023
Owned	Depreciation	$14,011	$14,395	$42,519	$40,709
Finance Leased	Amortization	5,666	5,183	16,833	14,741
Operating Leased	Aircraft Rent (1)	—	22	—	2,281
		$19,677	$19,600	$59,352	$57,731

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established on April 11, 2018 ("the Acquisition Date").
5.    DEBT
Credit Facilities
On February 10, 2021, the Company executed a five-year credit agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $25,000 Revolving Credit Facility (the "Revolving Credit Facility") and a $90,000 Delayed Draw Term Loan Facility (“DDTL”), which are collectively referred to as the “Credit Facilities.” The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR of $87,700 and minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of September 30, 2024.
Due to previous transactions which utilized the DDTL and the subsequent repayment, no amounts under the DDTL were available to the Company as of September 30, 2024. As of September 30, 2024, the Company had $24,743 of financing available through the Revolving Credit Facility, as $257 had been pledged to support letters of credit.

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
The interest rate on the term loan credit facility is determined using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a Loan-to-Value ("LTV") ratio calculation is completed. The interest rate in effect as of September 30, 2024 was 8.8%. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. If at any point within 12 months of the end of the lease term for each respective aircraft the Company deems it probable that a principal prepayment will be required in order to reduce the LTV ratio to 75%, and such amount can be reasonably estimated, the estimated principal prepayment amount will be reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets. In the event a principal prepayment is required, amounts received under the end of lease maintenance compensation clause will be applied towards any prepayment obligation. No amounts related to an estimated principal prepayment have been reclassified from Long-term Debt, net to Current Maturities of Long-term Debt, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2024.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of Class A and Class B certificates (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 4.30% as of September 30, 2024.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 6.95%. The weighted average interest rate was 5.05% as of September 30, 2024.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Long-term Debt includes the following:

	September 30, 2024	December 31, 2023
2019-1 EETC (see terms and conditions above)	$119,208	$138,423
2022-1 EETC (see terms and conditions above)	138,532	158,775
Term Loan Credit Facility (see terms and conditions above)	97,124	108,442
Total Debt	354,864	405,640
Less: Unamortized debt issuance costs	(3,085)	(3,995)
Less: Current Maturities of Long-term Debt, net	(75,915)	(74,177)
Total Long-term Debt, net	$275,864	$327,468
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2024	$24,719	$(277)	$24,442
2025	80,169	(956)	79,213
2026	61,087	(709)	60,378
2027	65,111	(525)	64,586
2028	36,299	(337)	35,962
Thereafter	87,479	(281)	87,198
Total as of September 30, 2024	$354,864	$(3,085)	$351,779
The fair value of Debt was $338,425 as of September 30, 2024 and $383,061 as of December 31, 2023. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

6. INVESTMENTS
A summary of debt securities by major security type:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Corporate Debt Securities	$52,908	$66	$(14)	$52,960
U.S. Government Agency Securities	30,349	7	(36)	30,320
Total	$83,257	$73	$(50)	$83,280

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$6,981	$—	$(5)	$6,976
Corporate Debt Securities	59,222	76	(50)	59,248
U.S. Government Agency Securities	68,118	23	(125)	68,016
Total	$134,321	$99	$(180)	$134,240

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,417 and $6,887 as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. The Company believes that any unrealized losses are recoverable prior to the investment's conversion to cash.
7.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$56,791	$—	$—	$56,791
Available-for-Sale Securities:
Corporate Debt Securities	—	52,960	—	52,960
U.S. Government Agency Securities	—	30,320	—	30,320
Total Available-for-Sale Securities	—	83,280	—	83,280
Total Assets Measured at Fair Value on a Recurring Basis	$56,791	$83,280	$—	$140,071

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
8.    INCOME TAXES
The Company's effective tax rate for the three and nine months ended September 30, 2024 was 22.0% and 25.0%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2023 was 24.6% and 23.1%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The change in the effective tax rate during the three and nine months ended September 30, 2024 was due to the impact of permanent stock compensation items on the effective rate.
Tax Receivable Agreement
The total Tax Receivable Agreement ("TRA") balance as of September 30, 2024 and December 31, 2023 was $97,694 and $101,044, of which $9,544 and $3,250 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. During the nine months ended September 30, 2024 and 2023, the Company made payments of $3,350 and $2,425, respectively, to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.
9.    STOCKHOLDERS' EQUITY
Equity Transactions
Common Stock Repurchases
The Company maintains a stock repurchase program, which has no expiration date and may be modified, suspended, or terminated by the Company's Board of Directors at any time. As of September 30, 2024, the Company did not have any remaining amount of Board authorization to repurchase shares of its Common Stock.
During the nine months ended September 30, 2024, the Company completed open market repurchases for 755,284 shares of its Common Stock at a total cost of $11,493, or an average price of $15.22 per share. During the nine months ended September 30, 2023, the Company repurchased 3,307,541 shares of its Common Stock at an average price of $16.64 per share. The repurchases were part of a secondary public offering of the Company's shares by the Apollo Stockholder, as well as open market purchases. The

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

settlement of a $25,000 Accelerated Share Repurchase Program occurred during January 2023, upon which the Company received an additional 480,932 shares.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the nine months ended September 30, 2024 and 2023, 632,173 warrants vested in each period. As of September 30, 2024 and 2023, the cumulative vested warrants held by Amazon were 3,856,266 and 3,034,441, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date.
No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA. For more information on the A&R ATSA, see Note 2.
Stock Compensation
During the first quarter of 2024, the Company issued performance-based restricted stock units (“PRSUs”) to certain employees. The PRSUs are long-term incentive opportunities that represent the right to receive shares of the Company’s Common Stock based on the achievement of certain performance conditions over a three-year period. Potential payouts range from 50%-150% of a target level. The maximum number of shares that may be issued on the PRSU vesting date is 255,057. The Company recognizes PRSU stock compensation expense to the extent it is probable the performance condition(s) will be satisfied.
10.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 5), payments under the TRA (see Note 8), and probable future purchases of aircraft.
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. The Company has appealed the results of the audit through a formal protest with the IRS. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of September 30, 2024.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

11.    OPERATING SEGMENTS
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$220,305	$29,165	$249,470	$222,817	$26,059	$248,876
Non-Fuel Operating Expenses	154,911	27,440	182,351	142,045	26,646	168,691
Aircraft Fuel	54,701	36	54,737	61,157	22	61,179
Total Operating Expenses	209,612	27,476	237,088	203,202	26,668	229,870
Operating Income (Loss)	$10,693	$1,689	12,382	$19,615	$(609)	19,006
Interest Income			1,659			2,480
Interest Expense			(11,049)			(11,403)
Other, net			12			(15)
Income Before Income Tax			$3,004			$10,068

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Passenger	Cargo	Consolidated	Passenger	Cargo	Consolidated
Operating Revenues	$736,774	$78,560	$815,334	$729,640	$74,437	$804,077
Non-Fuel Operating Expenses	469,824	78,358	548,182	428,889	78,984	507,873
Aircraft Fuel	187,185	44	187,229	185,770	59	185,829
Total Operating Expenses	657,009	78,402	735,411	614,659	79,043	693,702
Operating Income (Loss)	$79,765	$158	79,923	$114,981	$(4,606)	110,375
Interest Income			5,907			7,766
Interest Expense			(33,238)			(31,272)
Other, net			55			(370)
Income Before Income Tax			$52,647			$86,499
12.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through October 30, 2024, the date that the Condensed Consolidated Financial Statements were available to be issued.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the nine months ended September 30, 2024 and 2023. Also discussed is our financial position as of September 30, 2024 and December 31, 2023. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2023 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
On December 13, 2019, we signed the ATSA with Amazon to provide air cargo services. Flying under the ATSA began in May 2020 and we are currently operating 12 Boeing 737-800 cargo aircraft for Amazon. In June 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20. The A&R ATSA includes revised economics to reflect the higher-cost environment that has ensued since the original ATSA was signed in December 2019. The first additional aircraft is expected to begin service in the first quarter of 2025, and all eight aircraft are expected to be operational by the end of the third quarter of 2025. The A&R ATSA includes an initial six-year term, which expires in October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term.
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
Operations in Review
We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high-quality passenger experience, offering state-of-the-art interiors, complimentary streaming of in-flight entertainment to passenger devices, seat reclining and seat-back power in all our aircraft.
Fuel price volatility, due to market conditions and geopolitical events and the impact of macroeconomic conditions, continue to impact the Company, as well as the industry. Our diversified business model, which includes a focus on leisure and VFR passengers, Charter and Cargo service, is unique in the airline sector and helps mitigate the impact of economic and industry downturns on our business when compared with other large U.S. passenger airlines. This strategy has allowed us to offset a majority of additional costs associated with fuel price volatility and the impact of macroeconomic conditions. Additionally, our Charter and Cargo businesses have the ability to pass on certain costs, including fuel. Our flexible business model gives us the ability to adjust our services in response to market conditions, which is targeted at producing the highest possible returns for Sun Country.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended September 30, 2024 (1)				Three Months Ended September 30, 2023 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	7,259	2,809	3,519	13,730	6,878	2,688	3,432	13,128
Block hours (2)	21,416	5,366	8,957	36,191	19,935	5,274	9,287	34,874
Aircraft miles (2)	8,226,118	1,849,230	3,439,083	13,661,813	7,776,676	1,841,921	3,599,149	13,341,868
Available seat miles (ASMs) (thousands) (2)	1,530,058	328,142		1,884,889	1,446,462	322,722		1,791,485
Total revenue per ASM (TRASM) (cents) (3)	10.42	15.47		11.15	11.72	14.70		12.11
Average passenger aircraft during the period (4)				43.6				42.0
Passenger aircraft at end of period (4)				44				42
Cargo aircraft at end of period				12				12
Leased Aircraft (5)				7				5
Average daily aircraft utilization (hours) (4)				6.8				6.6
Average stage length (miles)				1,001				1,005
Revenue passengers carried (6)	1,112,455				1,090,172
Revenue passenger miles (RPMs) (thousands) (6)	1,288,460				1,252,583
Load factor (6)	84.2%				86.6%
Average base fare per passenger (6)	$75.31				$88.50
Ancillary revenue per passenger (6)	$65.81				$64.61
Total fare per passenger (6)	$141.13				$153.11
Charter revenue per block hour (6)		$9,462				$8,994
Fuel gallons consumed (thousands) (2)	16,565	3,525		20,344	15,536	3,513		19,262
Fuel cost per gallon, excluding indirect fuel credits				$2.69				$3.19
Employees at end of period				2,965				2,692
Cost per available seat mile (CASM) (cents) (7)				12.58				12.83
Adjusted CASM (cents) (8)				8.04				7.75
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2024 (1)				Nine Months Ended September 30, 2023 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	22,109	7,638	9,726	39,879	19,456	7,816	9,643	37,295
Block hours (2)	70,312	15,355	25,008	111,908	61,438	15,994	25,633	104,188
Aircraft miles (2)	27,413,311	5,300,705	9,465,884	42,579,400	24,139,614	5,522,791	9,732,308	39,758,210
Available seat miles (ASMs) (thousands) (2)	5,098,876	937,057		6,108,695	4,489,968	961,953		5,516,826
Total revenue per ASM (TRASM) (cents) (3)	10.95	15.91		11.58	12.80	14.89		13.01
Average passenger aircraft during the period (4)				42.6				41.8
Passenger aircraft at end of period (4)				44				42
Cargo aircraft at end of period				12				12
Leased Aircraft (5)				7				5
Average daily aircraft utilization (hours) (4)				7.4				6.9
Average stage length (miles)				1,100				1,088
Revenue passengers carried (6)	3,437,005				3,093,536
Revenue passenger miles (RPMs) (thousands) (6)	4,335,623				3,900,975
Load factor (6)	85.0%				86.9%
Average base fare per passenger (6)	$91.08				$116.57
Ancillary revenue per passenger (6)	$68.86				$66.47
Total fare per passenger (6)	$159.95				$183.04
Charter revenue per block hour (6)		$9,709				$8,956
Fuel gallons consumed (thousands) (2)	54,634	10,558		65,884	48,046	11,063		59,734
Fuel cost per gallon, excluding indirect fuel credits				$2.86				$3.12
Employees at end of period				2,965				2,692
Cost per available seat mile (CASM) (cents) (7)				12.04				12.57
Adjusted CASM (cents) (8)				7.51				7.56
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		% Change
	2024	2023
Operating Revenues:
Scheduled Service	$83,784	$96,483	(13)%
Charter	50,769	47,437	7%
Ancillary	73,211	70,435	4%
Passenger	207,764	214,355	(3)%
Cargo	29,165	26,059	12%
Other	12,541	8,462	48%
Total Operating Revenues	249,470	248,876	—%

Operating Expenses:
Aircraft Fuel	54,737	61,179	(11)%
Salaries, Wages, and Benefits	80,919	72,541	12%
Aircraft Rent	—	22	(100)%
Maintenance	15,973	15,330	4%
Sales and Marketing	7,748	7,569	2%
Depreciation and Amortization	23,754	22,762	4%
Ground Handling	11,568	9,382	23%
Landing Fees and Airport Rent	15,979	13,958	14%
Other Operating, net	26,410	27,127	(3)%
Total Operating Expenses	237,088	229,870	3%
Operating Income	12,382	19,006	(35)%

Non-operating Income (Expense):
Interest Income	1,659	2,480	(33)%
Interest Expense	(11,049)	(11,403)	(3)%
Other, net	12	(15)	NM
Total Non-operating Expense, net	(9,378)	(8,938)	5%

Income Before Income Tax	3,004	10,068	(70)%
Income Tax Expense	662	2,477	(73)%
Net Income	$2,342	$7,591	(69)%
“NM” stands for not meaningful
Total Operating Revenues were $249,470 for the three months ended September 30, 2024. The quarter-over-quarter change in Total Operating Revenues was nominal. The increase in rental revenue included within Other revenue, as well as the increase in Cargo revenue due to the A&R ATSA, were largely offset by a decrease in Passenger revenue as a result of an 8% decrease in total fare per passenger. These items are discussed in further detail below.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue decreased $6,591, or 3%, to $207,764 for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The table below presents select operating data for lines of revenue within Passenger, expressed as quarter-over-quarter changes:

	Three Months Ended September 30,		% Change
	2024	2023
Scheduled Service and Ancillary Statistics:
Departures	7,259	6,878	6%
Block Hours	21,416	19,935	7%
Passengers	1,112,455	1,090,172	2%
Average base fare per passenger	$75.31	$88.50	(15)%
Ancillary revenue per passenger	$65.81	$64.61	2%
Total fare per passenger	$141.13	$153.11	(8)%
RPMs (thousands)	1,288,460	1,252,583	3%
ASMs (thousands)	1,530,058	1,446,462	6%
TRASM (cents)	10.42	11.72	(11)%
Passenger load factor	84.2%	86.6%	(2.4)%

Charter Statistics:
Departures	2,809	2,688	5%
Block hours	5,366	5,274	2%
Charter revenue per block hour	$9,462	$8,994	5%
The decreases in both total fare per passenger and TRASM were impacted by increased capacity across the industry. The increase in capacity by the Company and across the industry also had an impact on the 2.4% reduction in load factor. Volume increases due to operational growth partially offset the quarter-over-quarter decreases in both total fare per passenger, TRASM, and load factor. As a result of the operational growth, both Scheduled Service departures and ASMs increased by 6%, which drove the 2% increase in passengers. The 2% increase in Schedule Service passengers during the period also resulted in greater sales of ancillary products.
Passenger revenue benefited from the $3,332, or 7%, increase in Charter revenue during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was the result of a 5% improvement in Charter revenue per block hour and a 2% increase in block hours. The improvement in Charter revenue per block hour was due to rate increases and management initiatives to reduce the number of ferry flights.
Cargo. Revenue from cargo services increased $3,106, or 12%, to $29,165 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily driven by rate escalations as a result of the A&R ATSA, partially offset by a 4% quarter-over-quarter decrease in block hours.
Other. Other revenue increased $4,079, or 48%, to $12,541 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Other revenue benefited from the $10,092 of rental revenue primarily associated with seven leased aircraft during the three months ended September 30, 2024, as compared to $5,870 of rental revenue associated with five leased aircraft during the three months ended September 30, 2023.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended September 30,		% Change
	2024	2023
Total Aircraft Fuel Expense	$54,737	$61,179	(11)%
Indirect Fuel Credits	68	175	(61)%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$54,805	$61,354	(11)%
Fuel Gallons Consumed (thousands)	20,344	19,262	6%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.69	$3.19	(16)%
Aircraft Fuel expense decreased 11% quarter-over-quarter due to a 16% decrease in the average fuel cost per gallon. This was partially offset by a 6% increase in consumption as a result of our operational growth.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $8,378, or 12%, to $80,919 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The quarter-over-quarter increase in Salaries, Wages, and Benefits was impacted by a 10% increase in employee headcount, an increase in total system block hours as a result of operational growth, and contractual rate increases for our pilots.
Aircraft Rent. Aircraft Rent expense was nominal for both periods presented as a result of our aircraft fleet shifting from aircraft under operating leases to all owned aircraft or aircraft under finance leases.
Maintenance. Maintenance expense increased $643, or 4%, to $15,973 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The quarter-over-quarter increase in Maintenance expense was primarily driven by an increase in landing gear events as well as an increase in the size of our fleet and operations. These were partially offset by a decrease in routine, time-based heavy maintenance events.
Sales and Marketing. Sales and Marketing expense increased $179, or 2%, to $7,748 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The quarter-over-quarter increase was driven by a rise in Global Distribution System ("GDS") fees as a result of an increase in sales through indirect distribution channels, as well as increases in advertising and other expenses. These were partially offset by a reduction in credit card fees as a result of the decrease in total fare per passenger.
Depreciation and Amortization. Depreciation and Amortization expense increased $992, or 4%, to $23,754 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of owned aircraft and aircraft under finance leases. As of September 30, 2024 and 2023, there were 51 and 47 aircraft that were owned or under finance leases, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Ground Handling. Ground Handling expense increased $2,186, or 23%, to $11,568, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This quarter-over-quarter increase was the result of a 5% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $2,021, or 14%, to $15,979 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This quarter-over-quarter increase was the result of a 5% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures.
Other Operating, net. Other operating, net decreased $717, or 3%, to $26,410 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily the result of our part sales programs, partially offset by an increase in operations.
Non-operating Income (Expense)
Interest Income. Interest income decreased $821, or 33%, to $1,659 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to the reduction in the Company's average investment balance quarter-over-quarter.
Interest Expense. Interest expense decreased $354, or 3%, to $11,049 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to decreasing debt balances and aircraft purchased with operating cash, partially offset by an increase in aircraft under finance leases. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net did not change by a material amount for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
Income Tax. The Company's effective tax rate for the three months ended September 30, 2024 was 22.0% compared to 24.6% for the three months ended September 30, 2023. The decrease in the effective tax rate was due to a reduction in the impact of permanent stock compensation items.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		% Change
	2024	2023
Operating Revenues:
Scheduled Service	$313,056	$360,607	(13)%
Charter	149,090	143,250	4%
Ancillary	236,677	205,633	15%
Passenger	698,823	709,490	(2)%
Cargo	78,560	74,437	6%
Other	37,951	20,150	88%
Total Operating Revenues	815,334	804,077	1%

Operating Expenses:
Aircraft Fuel	187,229	185,829	1%
Salaries, Wages, and Benefits	242,516	223,890	8%
Aircraft Rent	—	2,281	(100)%
Maintenance	50,129	44,311	13%
Sales and Marketing	26,819	26,005	3%
Depreciation and Amortization	71,194	64,577	10%
Ground Handling	32,090	28,299	13%
Landing Fees and Airport Rent	44,431	36,847	21%
Other Operating, net	81,003	81,663	(1)%
Total Operating Expenses	735,411	693,702	6%
Operating Income	79,923	110,375	(28)%

Non-operating Income (Expense):
Interest Income	5,907	7,766	(24)%
Interest Expense	(33,238)	(31,272)	6%
Other, net	55	(370)	NM
Total Non-operating Expense, net	(27,276)	(23,876)	14%

Income Before Income Tax	52,647	86,499	(39)%
Income Tax Expense	13,180	19,963	(34)%
Net Income	$39,467	$66,536	(41)%
“NM” stands for not meaningful
Total Operating Revenues increased $11,257, or 1%, to $815,334 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The revenue growth was driven by an increase in rental revenue included within Other revenue, as well as an increase in Cargo revenue due to the A&R ATSA, partially offset by a decrease in Passenger revenue as a result of a 13% decrease in total fare per passenger which was impacted by increased industry capacity. These items are discussed in further detail below.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue decreased $10,667, or 2%, to $698,823 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The table below presents select operating data for lines of revenue within Passenger, expressed as year-over-year changes:

	Nine Months Ended September 30,		% Change
	2024	2023
Scheduled Service and Ancillary Statistics:
Departures	22,109	19,456	14%
Block Hours	70,312	61,438	14%
Passengers	3,437,005	3,093,536	11%
Average base fare per passenger	$91.08	$116.57	(22)%
Ancillary revenue per passenger	$68.86	$66.47	4%
Total Fare per passenger	$159.95	$183.04	(13)%
RPMs (thousands)	4,335,623	3,900,975	11%
ASMs (thousands)	5,098,876	4,489,968	14%
TRASM (cents)	10.95	12.80	(14)%
Passenger load factor	85.0%	86.9%	(1.9)%

Charter Statistics:
Departures	7,638	7,816	(2)%
Block hours	15,355	15,994	(4)%
Charter revenue per block hour	$9,709	$8,956	8%
The year-over-year decreases in both total fare per passenger and TRASM were impacted by increased capacity across the industry. The increase in capacity by the Company and across the industry also had an impact on the 1.9% reduction in load factor. The fare decreases were offset by a 7% increase in average daily aircraft utilization and growth in the passenger fleet, which supported an increase in volume. As a result, Scheduled Service departures and ASMs increased by 14%, which drove the 11% increase in Scheduled Service passengers. The 11% increase in Scheduled Service passengers during the period also resulted in greater sales of ancillary products.
Passenger revenue benefited from the $5,840, or 4%, increase in Charter revenue during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to the 8% increase in Charter revenue per block hour. The improvement in Charter revenue per block hour was due to rate increases and management initiatives to reduce the number of ferry flights.
Cargo. Revenue from cargo services increased $4,123, or 6%, to $78,560 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by rate escalations as a result of the A&R ATSA, partially offset by a 2% year-over-year decrease in block hours.
Other. Other revenue increased $17,801, or 88%, to $37,951 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Other revenue benefited from the $29,240 of rental revenue primarily associated with seven leased aircraft during the nine months ended September 30, 2024, as compared to $11,742 in rental revenue associated with five leased aircraft during the nine months ended September 30, 2023.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Nine Months Ended September 30,		% Change
	2024	2023
Total Aircraft Fuel Expense	$187,229	$185,829	1%
Indirect Fuel Credits	1,290	827	56%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$188,519	$186,656	1%
Fuel Gallons Consumed (thousands)	65,884	59,734	10%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.86	$3.12	(8)%
Aircraft Fuel expense increased 1% year-over-year primarily due to a 10% increase in consumption, partially offset by an 8% decrease in the average fuel cost per gallon.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $18,626, or 8%, to $242,516 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The year-over-year increase in Salaries, Wages, and Benefits was impacted by a 10% increase in employee headcount, an increase in total system block hours as a result of operational growth, and contractual rate increases for our pilots.
Aircraft Rent. Aircraft Rent expense decreased by $2,281 to $0 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Aircraft Rent expense decreased due to the composition of our aircraft fleet shifting from aircraft under operating leases to all owned aircraft or aircraft under finance leases.
Maintenance. Maintenance expense increased $5,818, or 13%, to $50,129 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The year-over-year increase in Maintenance expense was primarily driven by an increase in routine, time-based heavy maintenance and landing gear events, as well as the increase in the size of our fleet and operations.
Sales and Marketing. Sales and Marketing expense increased $814, or 3%, to $26,819 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The change year-over-year was primarily driven by an increase in advertising and other costs, partially offset by a reduction in credit card fees as a result of the year-over-year decrease in total fare per passenger.
Depreciation and Amortization. Depreciation and Amortization expense increased $6,617, or 10%, to $71,194 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of owned aircraft and aircraft under finance leases. As of September 30, 2024 and 2023, there were 51 and 47 aircraft that were owned or under finance leases, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Ground Handling. Ground Handling expense increased $3,791, or 13%, to $32,090, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The year-over-year increase was primarily the result of an 9% increase in Passenger segment departures as a result of our expanding operations, as well as rate increases due to market pressures.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $7,584, or 21%, to $44,431 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was a result of airports exhausting their remaining Coronavirus Aid, Relief, and Economic Security Act funding, which increased rates. The increase was also impacted by rate increases due to market pressures and the 9% increase in Passenger segment departures as a result of our expanding operations.
Other Operating, net. Other operating, net for the nine months ended September 30, 2024 was materially unchanged year-over-year. This was primarily the result of our part sales programs, mostly offset by an increase in operations.
Non-operating Income (Expense)
Interest Income. Interest income decreased $1,859, or 24%, to $5,907 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily due to the reduction in the Company's average investment balance year-over-year.
Interest Expense. Interest expense increased $1,966, or 6%, to $33,238 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was due to the change in our aircraft fleet that resulted in an increase of aircraft under finance leases and owned aircraft that were financed with debt proceeds. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net changed by $425 to a net benefit of $55 for the nine months ended September 30, 2024, as compared to a net expense of $370 for the nine months ended September 30, 2023. The change is a result of secondary offering costs incurred during the nine months ended September 30, 2023.
Income Tax. The Company's effective tax rate for the nine months ended September 30, 2024 was 25.0% compared to 23.1% for the nine months ended September 30, 2023. The increase in the effective tax rate was due to the impact of permanent stock compensation items.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$220,305	$29,165	$249,470	$222,817	$26,059	$248,876

Operating Expenses:
Aircraft Fuel	54,701	36	54,737	61,157	22	61,179
Salaries, Wages, and Benefits	62,317	18,602	80,919	54,527	18,014	72,541
Aircraft Rent	—	—	—	22	—	22
Maintenance	12,171	3,802	15,973	11,679	3,651	15,330
Sales and Marketing	7,748	—	7,748	7,569	—	7,569
Depreciation and Amortization	23,749	5	23,754	22,756	6	22,762
Ground Handling	11,563	5	11,568	9,382	—	9,382
Landing Fees and Airport Rent	15,829	150	15,979	13,858	100	13,958
Other Operating, net	21,534	4,876	26,410	22,252	4,875	27,127
Total Operating Expenses	209,612	27,476	237,088	203,202	26,668	229,870
Operating Income (Loss)	$10,693	$1,689	$12,382	$19,615	$(609)	$19,006

Operating Margin %	4.9%	5.8%	5.0%	8.8%	(2.3)%	7.6%
Passenger. Passenger Operating Income decreased $8,922 to $10,693 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The Operating Margin Percentage for the three months ended September 30, 2024 decreased by 3.9 percentage points, as compared to the three months ended September 30, 2023. The quarter-over-quarter decreases in Passenger Operating Income and Operating Margin Percentage were primarily driven by an 8% reduction in total fare per passenger which was impacted by increased capacity across the industry, partially offset by a 5% increase in Passenger segment departures. Operating Income and Operating Margin Percentage were also pressured by increased expenses as a result of contractual rate increases for our pilots, an increase in landing gear events, and rate increases for Landing Fees and Airport Rent; partially offset by a 16% decrease in the average fuel cost per gallon. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income increased by $2,298, to $1,689, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Operating Margin Percentage for the three months ended September 30, 2024 improved by 8.1 percentage points, as compared to the three months ended September 30, 2023. The changes in both Operating Income and Operating Margin Percentage were driven by rate escalations due to the A&R ATSA and scheduling efficiency improvements between our segments, which offset the contractual rate increases for our pilots. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$736,774	$78,560	$815,334	$729,640	$74,437	$804,077

Operating Expenses:
Aircraft Fuel	187,185	44	187,229	185,770	59	185,829
Salaries, Wages, and Benefits	190,413	52,103	242,516	171,080	52,810	223,890
Aircraft Rent	—	—	—	2,281	—	2,281
Maintenance	39,428	10,701	50,129	33,339	10,972	44,311
Sales and Marketing	26,819	—	26,819	26,005	—	26,005
Depreciation and Amortization	71,179	15	71,194	64,527	50	64,577
Ground Handling	32,076	14	32,090	28,299	—	28,299
Landing Fees and Airport Rent	43,980	451	44,431	36,545	302	36,847
Other Operating, net	65,929	15,074	81,003	66,813	14,850	81,663
Total Operating Expenses	657,009	78,402	735,411	614,659	79,043	693,702
Operating Income (Loss)	$79,765	$158	$79,923	$114,981	$(4,606)	$110,375

Operating Margin %	10.8%	0.2%	9.8%	15.8%	(6.2)%	13.7%
Passenger. Passenger Operating Income decreased $35,216 to $79,765 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The Operating Margin Percentage for the nine months ended September 30, 2024 decreased by 5.0 percentage points, as compared to the nine months ended September 30, 2023. The year-over-year decreases in Passenger Operating Income and Operating Margin Percentage were primarily driven by a 13% decrease in total fare per passenger as a result of increased capacity across the industry, partially offset by a 9% increase in Passenger segment departures. Operating Income and Operating Margin Percentage were further impacted by increased expenses as a result of contractual rate increases for our pilots, an increase in heavy maintenance and landing gear events, and rate increases for Landing Fees and Airport Rent; partially offset by an 8% decrease in the average fuel cost per gallon. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income increased by $4,764, to $158, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Operating Margin Percentage for the nine months ended September 30, 2024 improved by 6.4 percentage points, as compared to the nine months ended September 30, 2023. The changes in both Operating Income and Operating Margin Percentage were driven by rate escalations due to the A&R ATSA and scheduling efficiency improvements between our segments, which offset the contractual rate increases for our pilots and resulted in materially consistent year-over-year Operating Expenses. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$249,470	$248,876	$815,334	$804,077
Operating Income	12,382	19,006	79,923	110,375

Stock Compensation Expense	1,490	1,039	4,574	8,132
Adjusted Operating Income	$13,872	$20,045	$84,497	$118,507

Operating Income Margin	5.0%	7.6%	9.8%	13.7%
Adjusted Operating Income Margin	5.6%	8.1%	10.4%	14.7%

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Net Income Reconciliation:
Net Income	$2,342	$7,591	$39,467	$66,536

Stock Compensation Expense	1,490	1,039	4,574	8,132
Secondary offering costs	—	—	—	640
TRA adjustment (1)	—	—	—	(357)
Income tax effect of adjusting items, net (2)	(343)	(239)	(1,052)	(2,018)
Adjusted Net Income	$3,489	$8,391	$42,989	$72,933
_________________________

(1)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
(2)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period. The TRA adjustment is not included within the income tax effect calculation.
The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA Reconciliation:
Net Income	$2,342	$7,591	$39,467	$66,536
Stock Compensation Expense	1,490	1,039	4,574	8,132
Secondary offering costs	—	—	—	640
TRA adjustment (1)	—	—	—	(357)
Interest Income	(1,659)	(2,480)	(5,907)	(7,766)
Interest Expense	11,049	11,403	33,238	31,272
Provision for Income Taxes	662	2,477	13,180	19,963
Depreciation and Amortization	23,754	22,762	71,194	64,577
Adjusted EBITDA	$37,638	$42,792	$155,746	$182,997
_________________________

(1)	This represents the adjustment to the TRA for the period, which is recorded in Non-Operating Income (Expense).
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. We have entered into a series of aircraft-related transactions where we serve as an aircraft lessor. As of September 30, 2024, we leased or subleased seven aircraft. Depreciation and Amortization expense on these aircraft materially began during the three months ended June 30, 2023. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables present the reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2024		2023
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$237,088	12.58	$229,870	12.83
Less:
Aircraft Fuel	54,737	2.90	61,179	3.41
Stock Compensation Expense	1,490	0.08	1,039	0.06
Cargo expenses, not already adjusted above	27,120	1.45	26,417	1.48
Sun Country Vacations	220	0.01	200	0.01
Leased Aircraft, Depreciation and Amortization Expense (1)	1,977	0.10	2,192	0.12
Adjusted CASM	$151,544	8.04	$138,843	7.75

ASM (thousands)	1,884,889		1,791,485

	Nine Months Ended September 30,
	2024		2023
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$735,411	12.04	$693,702	12.57
Less:
Aircraft Fuel	187,229	3.06	185,829	3.37
Stock Compensation Expense	4,574	0.07	8,132	0.14
Cargo expenses, not already adjusted above	77,368	1.28	77,195	1.40
Sun Country Vacations	1,013	0.02	902	0.02
Leased Aircraft, Depreciation and Amortization Expense (1)	6,297	0.10	4,466	0.08
Adjusted CASM	$458,930	7.51	$417,178	7.56

ASM (thousands)	6,108,695		5,516,826
_________________________

(1)	Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2024 included our existing cash and cash equivalents of $56,791 and short-term investments of $89,697, our expected cash generated from operations, and the $24,743 of available funds from the Revolving Credit Facility. In addition, we had restricted cash of $10,649 as of September 30, 2024, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts prior to the date of transportation in accordance with DOT regulations. The restrictions are released once the charter transportation is provided.

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
For a more detailed discussion on our Liquidity and Capital Resources, see “Management’s Discussion and Analysis of Operations” in Part II, Item 7 in our 2023 10-K.
Aircraft – As of September 30, 2024, our fleet consisted of 63 Boeing 737-NG aircraft. This includes 44 aircraft in the passenger fleet, 12 cargo operated aircraft through the ATSA, and seven aircraft currently on lease to unaffiliated airlines. For more information on our fleet, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance for scheduled maintenance to act as collateral for the benefit of the lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of September 30, 2024, we had $57,658 of total Lessor Maintenance Deposits. All maintenance deposits as of September 30, 2024 are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Investments - We invest our cash and cash equivalents in highly liquid securities with strong credit ratings. As of September 30, 2024, the Company held $83,280 of debt securities, all of which are classified as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
We also hold $6,417 of Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets as of September 30, 2024.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. As of September 30, 2024, the Company had $24,743 of the $25,000 Revolving Credit Facility available due to $257 being pledged to support letters of credit, and no balance drawn. The Company was in compliance with the covenants within the Credit Facility as of September 30, 2024.
Debt - At our discretion, we obtain debt financing in order to purchase, or refinance aircraft. The Company has not entered into a debt financing arrangement during the nine months ended September 30, 2024.
For more information on our credit facilities or debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
TRA Liability - During the nine months ended September 30, 2024 and 2023, we made a payment of $3,350 and $2,425 to the TRA holders, respectively. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	September 30, 2024	December 31, 2023
Cash and Cash Equivalents	$56,791	$46,279
Available-for-Sale Securities	83,280	134,240
Amount Available Under Revolving Credit Facility	24,743	24,650
Total Liquidity	$164,814	$205,169

	September 30, 2024	December 31, 2023
Total Debt, net	$351,779	$401,645
Finance Lease Obligations	298,464	277,302
Operating Lease Obligations	21,375	18,830
Total Debt, net, and Lease Obligations	671,618	697,777
Stockholders' Equity	552,546	514,403
Total Invested Capital	$1,224,164	$1,212,180

Debt-to-Capital	0.55	0.58
Sources and Uses of Liquidity

	Nine Months Ended September 30,		%
	2024	2023	Change
Total Operating Activities	$74,303	$102,651	(28)%

Investing Activities:
Purchases of Property & Equipment	(42,615)	(210,641)	(80)%
Purchases of Investments	(55,655)	(82,574)	(33)%
Proceeds from the Maturities of Investments	107,750	110,850	(3)%
Other, net	11,458	4,087	180%
Total Investing Activities	20,938	(178,278)	112%

Financing Activities:
Common Stock Repurchases	(11,493)	(55,051)	(79)%
Proceeds from Borrowings	10,000	119,200	(92)%
Repayment of Finance Lease Obligations	(26,249)	(16,390)	60%
Repayment of Borrowings	(60,776)	(35,475)	71%
Other, net	(2,963)	(1,665)	78%
Total Financing Activities	(91,481)	10,619	NM
Net Increase (Decrease) in Cash	$3,760	$(65,008)	106%
“NM” stands for not meaningful
"Cash" consists of Cash, Cash Equivalents and Restricted Cash

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Cash Flow Activities
Operating activities in the nine months ended September 30, 2024 provided $74,303, as compared to $102,651 during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, our Net Income was $39,467, as compared to $66,536 during the nine months ended September 30, 2023.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than twelve months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2024, $153,708 of revenue recognized in Passenger revenue was included in the $157,996 of Air Traffic Liabilities as of December 31, 2023.
Aircraft Fuel. Aircraft Fuel expense represented approximately 25% of our total operating expense for the nine months ended September 30, 2024 and 2023, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 8% year-over-year. Fuel consumption increased by 10% during the nine months ended September 30, 2024, compared to the prior year as a result of the increase in fleet size and total operations. We expect volatility in Aircraft Fuel prices per gallon due to market conditions and global geopolitical events.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $42,615 and $210,641 for the nine months ended September 30, 2024 and 2023, respectively. Our capital expenditures during the nine months ended September 30, 2024 included the acquisition of one aircraft and other items not individually material. Our capital expenditures during the nine months ended September 30, 2023 primarily included the purchase of five Owned Aircraft Held for Operating Lease and one incremental aircraft for our passenger fleet.
Investments. The Company's net investment activity resulted in cash inflows of $52,095 and $28,276 during the nine months ended September 30, 2024 and 2023, respectively, due to maturing debt securities exceeding purchases of investments.
Financing Cash Flow Activities
Debt. During the nine months ended September 30, 2023, the Company executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. The term loan credit facility is repaid monthly through March 2030. For more information on our debt financings and future repayment schedules, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Finance Leases. Our repayments of finance lease obligations were $26,249 and $16,390 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company purchased an aircraft previously classified as a finance lease. The resulting cash outflows were recorded as payments for finance lease obligations. As of September 30, 2024 and 2023, the Company had 15 and 13 aircraft finance leases, respectively.

Common Stock Repurchases. During the nine months ended September 30, 2024, the Company repurchased 755,284 shares of its Common Stock at a total cost of $11,493, or $15.22 per share. During the nine months ended September 30, 2023, the Company repurchased 3,307,541 shares of its Common Stock at $16.64 per share. For more information on the stock repurchase program, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other. During the nine months ended September 30, 2024 and 2023, the Company made payments of $3,350 and $2,425 to the TRA holders, respectively. For more information on the payment of the TRA, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
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
Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2024, there were no recently adopted accounting standards that had a material impact to the Company.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. For example, based on our forecasted Aircraft Fuel expense for the fourth quarter of 2024, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase Aircraft Fuel expense by approximately $203. Aircraft Fuel expense does not include amounts where we are considered the customer's agent for procuring fuel. We had no fuel option and swap contracts in place to hedge the economic risk associated with volatile fuel prices as of September 30, 2024. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the $119,200 term loan credit facility used to finance the Owned Aircraft Held for Operating Lease. A 100 basis point increase in interest rates on the September 30, 2024 balance of the term loan would result in a corresponding increase in interest expense of approximately $971 annually. As of the date of this filing, the entire term loan credit facility had been drawn. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of September 30, 2024, the Company had $24,743 of financing available through the Revolving Credit Facility, as $257 had been pledged to support letters of credit. As of September 30, 2024, no amounts on the Revolving Credit Facility were outstanding.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $83,280 as of September 30, 2024. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.
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

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act ("Rule 10b5-1") and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans ("Rule 10b5-1 Trading Plans"). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Duration of Plan (Scheduled Expiration Date of Plan)	Number of Securities to be Purchased (Sold) under the Plan
Dave Davis, President and Chief Financial Officer	Adoption	September 3, 2024	September 5, 2025	(580,033)
John Gyurci, Vice President Finance and Chief Accounting Officer	Termination	September 9, 2024	February 14, 2025	(90,000)
John Gyurci, Vice President Finance and Chief Accounting Officer	Adoption	September 10, 2024	December 31, 2025	(120,000)
Gregory Mays, Executive Vice President and Chief Operating Officer	Termination	August 29, 2024	March 31, 2025	(268,000)
Gregory Mays, Executive Vice President and Chief Operating Officer	Adoption	August 30, 2024	December 31, 2025	(268,000)
Erin Rose Neale, General Counsel and Senior Vice President	Adoption	September 12, 2024	December 30, 2025	(17,983)

ITEM 6. EXHIBITS
(a)Exhibits

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024

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

October 30, 2024