Form 10-K
period 2024-12-31
Sun Country Airlines Holdings, Inc.
filed 2025-02-12
CIK 1743907

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $521 million.
Number of shares outstanding by each class of common stock, as of December 31, 2024: Common Stock, $0.01 par value 53,157,964 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Table of Content

Table of Content
GLOSSARY OF TERMS
Set forth below is a glossary of certain terms used in this annual report on Form 10-K (this “Annual Report”):
“Acquisition Date” means April 11, 2018, the date that certain investment funds managed by affiliates of Apollo Global Management, Inc. and its subsidiaries (the “Apollo Funds”) acquired Sun Country, Inc.
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
“Apollo” means Apollo Global Management, Inc. and its subsidiaries.
“SCA Horus Stockholder” means SCA Horus Holdings, LLC, which is an affiliate of certain investment funds managed by affiliates of Apollo.
"ASAP" means Aviation Safety Action Program.
"ASU" means accounting standard update.
“ATSA” means the Air Transportation Services Agreement, dated as of December 13, 2019, as amended as of June 30, 2020, by and between Sun Country, Inc. and Amazon.
"A&R ATSA" means the Amended and Restated Air Transportation Services Agreement, dated as of June 18, 2024, by and between Sun Country, Inc. and Amazon which was signed in June 2024.
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

Table of Content
“Cargo service” includes our CMI service operations under the A&R ATSA.
“CASM” or “unit costs” is Cost per Available Seat Mile and is calculated using total operating expenses divided by total ASMs.
“CBA” means a collective bargaining agreement.
“CBP” means the United States Customs and Border Protection.
“Charter” means flights operated for specific customers who purchase the entire flight from us and specify the origination and destination.
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
"EWR" means Newark International Airport.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“FAA” means the United States Federal Aviation Administration.
"FASB" means Financial Accounting Standards Board.
“FCPA” means the Foreign Corrupt Practices Act.
“Freighters” include the aircraft operated under the A&R ATSA, which are configured exclusively for Cargo operations.

Table of Content
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
"ICAO" means the International Civil Aviation Organization.
"IPO" means the Initial Public Offering.
"JFK" means John F. Kennedy International Airport.
"LAX" means Los Angeles International Airport.
“LCC” means low-cost carrier and includes JetBlue Airways, Southwest Airlines, and Alaska Airlines.
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
"ORD" means Chicago O'Hare International Airport.
“OTAs” means online travel agents.
"Owned Aircraft Held for Operating Lease" means the Company's Boeing 737-900ERs that are currently on lease to an unaffiliated airline.
“Passengers” means the total number of passengers flown on all flight segments.
"PEB" means the Presidential Emergency Board.
"PRSUs" means Performance-Based Restricted Stock Units.
“Revenue passenger miles” or “RPMs” means the number of miles flown by passengers.

Table of Content
“RLA” means the United States Railway Labor Act.
"RSUs" mean Time-Based Restricted Stock Units.
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
“SCV” means Sun Country Vacations.
“SEC” means the Securities and Exchange Commission.
"SFO" San Francisco International Airport.
"SLA" means Service Level Agreement.
“SMS” means Safety Management System.
“TRA” means the Income Tax Receivable Agreement with pre-IPO stockholders.
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
“ULCC” means ultra low-cost carrier and includes Allegiant Travel Company, Frontier Airlines and Spirit Airlines.
"U.S. Citizens" means (A) an individual who is a citizen of the United States; (B) a partnership each of whose partners is an individual who is a citizen of the United States; or (C) a corporation or association organized under the laws of the United States or a State, the District of Columbia, or a territory or possession of the United States, of which the president and at least two-thirds of the board of directors and other managing officers are citizens of the United States, which is under the actual control of citizens of the United States, and in which at least 75% of the voting interest is owned and controlled by persons that are citizens of the United States.
“VFR” means visiting friends and relatives.
"VIEs" means variable interest entities.
"VIP" means Very Important Person.

"2019-1 EETC" means the issuance of Class A, Class B and Class C trust certificates Series 2019-1.

"2022-1 EETC" means the issuance of Class A and Class B trust certificates Series 2022-1.

Table of Content
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
These statements are based on assumptions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to, the items discussed under “Risk Factors” in this Annual Report. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. This Annual Report and the documents filed as exhibits hereto should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures, or investments we may undertake. We qualify all our forward-looking statements by these cautionary statements.

Table of Content
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
–Our reliance on our and third-party technology and systems.
–The ability to operate in an exceedingly competitive industry.
–Factors beyond our control, including air traffic congestion, adverse weather, federal government shutdowns, aircraft-type groundings, threatened or actual terrorist attacks, war or security concerns resulting in increased security measures or outbreaks or rapid spread of disease.
–Any restrictions on or increased taxes applicable to charges for ancillary products and services.
–The concentration of our business in the Minneapolis-St. Paul market and the concentration of our Cargo business with Amazon.
–Risks associated with our presence in international markets.
–Changes in applicable laws and regulations, including regulation to reduce emissions of greenhouse gases.
–Risks associated with the loss of key personnel, increased labor costs, union disputes, employee strikes and other labor-related disruptions.
–Labor shortages and our ability to attract and retain qualified personnel, including but not limited to, pilots and technicians, at a reasonable cost or maintain our company culture.
–Increases in insurance costs or reductions in insurance coverage.

Table of Content
Unless otherwise indicated or the context otherwise requires, all dollars are stated in thousands within this Annual Report.
PART I
ITEM 1. BUSINESS
Overview
Sun Country Airlines is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic Scheduled Service, Charter, and Cargo businesses. By doing so, we generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and VFR passengers, Charter customers, and providing CMI service to Amazon, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Scheduled Service, Charter and Cargo business lines with the objective of generating high returns and margins and mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. This allows us to produce higher unit revenue with a competitive low-cost structure, in line with other ULCCs, resulting in best-in-class unit profitability, while also providing greater resiliency to economic or industry downturns. This strategy has been implemented and executed by an experienced management team with deep knowledge of the industry.
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

Table of Content
more information on our operational performance and comparisons to our competitors, see "Operational Performance" included within Part I, Item 1, "Business".
As of December 31, 2024, our fleet consisted of 63 Boeing 737-NG aircraft. This includes 45 aircraft in the passenger fleet, 12 cargo operated aircraft through the A&R ATSA with Amazon, and six aircraft that are currently on lease to unaffiliated airlines. Our fleet is managed through our two reportable segments: Passenger, which is comprised of Scheduled Service and Charter, and Cargo. The 12 cargo aircraft are subleased directly from Amazon and we operate them pursuant to the A&R ATSA. The six aircraft that are currently on lease to unaffiliated airlines are expected to be inducted into our passenger fleet upon lease expiry. As of December 31, 2024, the leases expire at various dates through the fourth quarter of 2025. In January 2025, amendments were executed to extend the lease expiry terms for three of the six aircraft that are currently on lease to unaffiliated airlines. As of the date of this filing, the leases expire over various dates through the fourth quarter of 2026.
During 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20 in 2025. The first additional aircraft was received in January 2025 and is expected to begin service in the first quarter of 2025. All eight additional aircraft are expected to be operational by the end of the third quarter of 2025. For more information on the A&R ATSA, see the "Cargo" discussion included within Part I, Item 1, "Business".
Our Unique Business Model
Scheduled Service. Our Scheduled Service business combines low costs with a high-quality product to generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs, resulting in best-in-class unit profitability. We offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. Our product includes non-stop flights to popular destinations, generous legroom, complimentary beverages, in-flight entertainment, and in-seat power. For the years ended December 31, 2024 and 2023, we flew 4.5 million and 4.1 million Scheduled Service passengers, respectively. For the years ended December 31, 2024 and 2023, our average total fare per passenger was approximately $159.93 and $176.30, respectively.
We provide low-fare passenger airline service primarily to leisure and VFR travelers. Our low fares are designed to stimulate demand from price-sensitive travelers seeking a superior product to ULCCs. We operate our Scheduled Service business using a flexible capacity model focused on peak demand. Our flexible business model provides greater resiliency to economic and industry downturns than a traditional Scheduled Service carrier. Our flying continued to be seasonal in 2024, as only 3% of our total Scheduled Service routes were daily, year-round routes to three locations. The following charts demonstrate the variability in our Scheduled Service flying by day of the week and time of year.

Seasonal Demand Dictates Monthly Scheduled Service Schedule	Day-of-Week Capacity Determined by Scheduled Service Demand Patterns (1)
Monthly Seats as a % of March 2024 Seats	(% of Peak Day ASMs)	(TRASM in cents)

(1)	Based on fiscal year 2024 data

Table of Content
Our Scheduled Service business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a low base fare and allow customers to purchase ancillary products and services for an additional fee), and point-to-point service. Sources of our ancillary revenue include air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. Part of our strategy is to reduce base fares to stimulate demand while increasing ancillary revenue per passenger, which we believe offers passengers more choice and generates more ancillary revenue. Our on-board sales are also designed to enhance the customer experience, including local passenger favorite brands of beer, wine and spirits. For the years ended December 31, 2024 and 2023, our average ancillary revenue per passenger was approximately $68.68 and $66.69, respectively.
We also earn revenue from our SCV products, including commissions from the sale of third-party hotel rooms and rental cars. Our SCV products facilitate booking a flight and land package at a discounted price for our customers. We offer vacation products to promote “one stop shopping.” Our Other Revenue also includes revenue from our co-branded credit card and rental revenue related to certain transactions where the Company serves as a lessor.
2024 Scheduled Service Route Map
Scheduled Service Route Network. As Minnesota’s hometown airline, a substantial portion of our business is serving markets originating or ending in MSP. We fly out of Terminal 2 at MSP, which we believe is preferred by many flyers because of its smaller layout, shorter security wait times, close parking relative to check-in and full suite of retail shops. As of December 31, 2024, we have access to eight of the 14 gates in Terminal 2 and use of additional gates as needed.
We have been based in the Minneapolis-St. Paul area since our founding over 40 years ago, where our brand is well-known and well-respected. We are the largest low-cost airline operating at MSP, which is our largest base, and the second largest airline at MSP after Delta Air Lines. We have been focused on developing our network at MSP. Since 2019, we have doubled our non-stop destinations from MSP. Our MSP network served approximately 104 markets in 2024. As a result of our focus on flying during seasonal peak periods, our well-respected brand and product, and our strong position in Minneapolis, we have historically enjoyed a TRASM premium to other leisure airlines at MSP.
Our peak demand strategy focuses on profitable flying opportunities available from both our MSP home market and our network of non-MSP markets. As a result, our route network varies widely throughout the year. We have a successful history of opening and closing stations to meet seasonal demand and we expect to continue to identify high demand markets where other airlines have been unable to respond to market needs during periods of seasonal demand. Since the start of 2024, we have launched 16 new markets. Non-MSP service is an increasingly significant portion of our business, comprising 14% of all the markets served in 2024.

Table of Content
As part of the ongoing assessment of market opportunities, we continue to identify future growth opportunities, primarily to warm weather leisure destinations and large markets with fragmented and seasonal demand peaks.

MSP Departures	Top 5 Destinations from MSP in....
(# of Departures)

March 2024
Orlando, Florida	42%
Cancun, Mexico
Fort Meyers, Florida
Phoenix, Arizona	of Departures
Tampa, Florida

July 2024
Los Angeles, California	25%
San Francisco, California
Seattle, Washington
Las Vegas, Nevada	of Departures
Orlando, Florida

Charter. Our Charter business, which is one of the largest narrow body Charter operations in the United States, is a key component of our strategy, both because it provides inherent diversification and downside demand protection, and because it is synergistic with our other businesses. This allows for the most profitable use of the aircraft to be selected at any point in time. Our Charter business has several favorable characteristics, including large repeat customers, and the ability to pass through certain costs, including fuel. Our air carrier operating certificate, labor agreements and operating capabilities allow us to fly to numerous destinations, permitting us to enter into a variety of Charter contracts.
Our Charter business includes ad hoc, short-term and long-term service contracts with pass-through fuel arrangements and annual rate escalations. Our diverse Charter customer base includes, but is not limited to the DoD, collegiate and professional sports teams and casinos. In October 2021, we signed a five-year agreement to provide Charter service to all MLS teams. MLS will feature 30 clubs throughout the United States and Canada during the 2025 season, and may have future expansion teams in later seasons. We are a leading Charter airline for collegiate sports including the NCAA Championships, as well as individual team travel. Most of our contracts are non-cyclical because the DoD and sports teams still fly during normal economic downturns, and our casino contracts are long-term in nature. We also operate regularly scheduled VIP Charter services to certain specified locations with continuous service and an aircraft outfitted with an all first-class configuration. For the years ended December 31, 2024 and 2023, Charter block hours under long-term contracts comprised 74% and 80% of total Charter flying, respectively.
Cargo. We are currently flying 12 Boeing 737-800 cargo aircraft for Amazon. All aircraft in our Cargo service are subleased directly from Amazon, serve destinations in Amazon's network and are operated pursuant to the A&R ATSA. Our Cargo business also enables us to leverage certain assets, capabilities and fixed costs to enhance profitability and promote growth across our Company. For example, we believe that by deploying pilots across each of our business lines, we increase the efficiency of our operations. To the extent we can optimize flight crew on cargo aircraft with overlapping Scheduled Service or Charter flights, we attempt to capture those synergies as well, though they are not core to that line of business. However, like the Charter and Scheduled

Table of Content
Service business, aircraft and crew utilization can be optimized by filling in Cargo service in periods when Scheduled Service and Charter flying is less profitable.
During 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20 in 2025. The A&R ATSA includes revised economics to reflect the higher-cost environment that has ensued since the original ATSA was signed in December 2019. The first additional aircraft was received in January 2025 and is expected to begin service in the first quarter of 2025. All eight additional aircraft are expected to be operational by the end of the third quarter of 2025. The A&R ATSA includes an initial six-year term, which expires in October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term.
Our CMI service is asset-light, as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our Scheduled Service and Charter lines of business.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are ticket prices, flight schedules, passenger amenities, customer service, reputation and loyalty programs. We have different competitive sets in our Scheduled Service and Charter lines of business, and our Cargo business.
Our competitors and potential competitors in the Scheduled Service business include both legacy network airlines and low-cost airlines. Our key competitors on domestic routes include Alaska Airlines, Allegiant Travel Company, American Airlines, Delta Air Lines, Frontier Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines and United Airlines. Our Charter business competitors include charter-only operators, as well as other scheduled passenger carriers who also operate charter flying, such as Delta Air Lines. ATSG and Alaska Airlines (acquired through the Hawaiian Airlines transaction) also perform US domestic flying for Amazon utilizing widebody aircraft while Sun Country and Atlas operate narrowbody 737-800 freighters for Amazon. The performance of our Cargo line of business is strong and reliable which gives us a stable position with our customer, Amazon. Our strong relationship with Amazon is evidenced by the most recent A&R ATSA which will increase the number aircraft operated on behalf of Amazon from 12 to 20, making us the sole operator of Amazon 737-800 freighters in their US domestic network.
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
See also “Risk Factors - Risks Related to Our Industry - The airline industry is exceedingly competitive, and we compete against new entrants, LCCs, ULCCs, legacy network airlines and cargo carriers, as well as air travel substitutes; if we are not able to compete successfully in our markets, our business will be materially adversely affected.”
Seasonality
The airline industry has significant seasonal fluctuation in leisure demand. Our network strategy is designed to take advantage of the seasonal nature of the leisure customer's needs by concentrating our flying in seasons when demand is strongest and flying significantly less in seasons when demand is lower. As a result, our passenger business is subject to significant seasonal fluctuations, especially our Scheduled Service. We grow

Table of Content
and obtain new opportunities for our Charter service when Scheduled Service demand is reduced. While our passenger business will remain highly seasonal, our Cargo operations will have the effect of mitigating seasonal troughs. For example, when our scheduled flying demand is lower during the fall and early December, we fly Charter contracts such as our contracts for collegiate sports. Our Cargo service remains consistent and grows until Christmas.
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
Distribution
We sell our Scheduled Service flights through direct and indirect distribution channels with the goal of selling in the most efficient way across our customer base. Our direct distribution channels include our website, mobile app and call center, and indirect distribution channels include third parties, such as travel agents and OTAs (e.g., Priceline and Expedia).
Our direct distribution channels are our lowest cost methods of distributing our product. In addition, they provide more opportunities to sell ancillary products and services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, and other fees. With our Navitaire-based reservation system, enhanced website, and mobile app, we sell a large proportion of our bookings through direct channels. Sales through direct channels for both years ended December 31, 2024 and 2023 were 78%.
Indirect distribution channels remain important outlets to sell our flights. Our movement in and out of markets where we may not have an established brand presence, is facilitated by the availability of our inventory through GDS companies (e.g., Amadeus, Sabre and Travelport). We also generate sales through OTAs, which also broadens our ability to sell in highly seasonal markets. Sales through these relatively higher cost indirect channels for both years ended December 31, 2024 and 2023 were 22%.
We sell our Charter services through an internal, dedicated sales team that is focused on long-term relationships with key customers, brokers, organizations, and college and professional sports teams. While our CMI service is presently dedicated to Amazon and governed by the A&R ATSA, we may expand our Cargo business by marketing to new potential customers.
Marketing
We are focused on direct-to-consumer marketing targeted at our core leisure and VFR travelers who pay for their own travel costs. Our marketing message is designed to convey our affordable and convenient flight options to leisure destinations. We often include our low base fares in marketing materials to stimulate demand.
Our marketing tools are our proprietary email distribution list consisting of approximately two million email addresses, our Sun Country Rewards program, as well as advertisements online, on television, radio, digital billboards and other channels. Our objective is to use our low prices, quality customer service, and differentiated in-flight product to stimulate demand and drive customer loyalty.
We have a team of business development professionals who utilize business-to-business methods to identify opportunities and develop and maintain relationships with potential Charter customers. We do not presently market our Cargo business.
Loyalty Program
Our Sun Country Rewards loyalty program rewards and encourages Scheduled Service customer loyalty and we believe it is well tailored to serving the leisure passenger. Points earned are treated like currency and can be applied towards the purchase price of all or a portion of our air travel tickets and ancillary products. This makes our program more valuable to leisure customers who travel less frequently and would have difficultly accumulating enough points to get discounted travel on other airlines. The Sun Country Airlines co-branded credit card is the primary vehicle for our customers to earn points and our loyalty program is geared specifically

Table of Content
towards supporting adoption and continued use of the credit card. Sun Country Rewards offers award travel on every flight without blackout dates. Points expire 36 months after the date they were earned, except those points held by Sun Country co-branded credit cardholders do not expire so long as the holder maintains the card as active.
Operational Performance
We are committed to delivering excellent operational performance, even in extreme weather conditions, which we believe supports our “peak demand,” leisure-focused business model and will strengthen customer loyalty and attract new customers. This focus also strengthens our relationship with our cargo customer, Amazon, who has incentives and disincentives for performance in the A&R ATSA. Our operational performance is enabled by our capable and dedicated workforce in maintenance, ground, flight crew and system operations, as well as our highly capable fleet of Boeing 737-NG aircraft, which are equipped to operate in adverse weather conditions. Our primary operational metric is completion factor because most of our markets are operated less than daily. Our Scheduled Service completion factor, including the adverse impact of weather, was 98.7% and 99.0% for the years ended December 31, 2024 and 2023, respectively.
Aircraft Fuel
Aircraft fuel is one of our largest individual expenses, representing approximately 24% and 27% of our total operating costs for the years ended December 31, 2024 and 2023, respectively. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our historical fuel consumption and costs were as follows:

	Year Ended December 31,
	2024	2023
Fuel Gallons Consumed (in thousands)	86,185	79,574
Fuel cost per gallon, excluding indirect fuel credits	$2.77	$3.11

Gallons consumed includes Scheduled Service and some Charter operations where we are responsible for fuel and are later reimbursed by the customer, but does not include Cargo. In general, our Charter operations and the A&R ATSA have pass-through provisions for fuel costs. Under our Charter agreements, we are either responsible for arranging for fuel on behalf of the customer (agent), or we are directly responsible for providing fuel (principal). The fuel costs under both Charter arrangements are reimbursed by the customer. When we are acting as an agent for the Customer, reimbursable fuel costs are recorded net of the revenue recognized. For those reasons, they are not included in the measure above. In Charter arrangements where we are the principal, the reimbursed fuel costs are recognized as revenue and the fuel costs are recognized in Aircraft Fuel Expense on the Statement of Operations. These amounts are reflected in the measure above.
Average price per gallon includes related fuel fees and taxes, as well as indirect fuel credits that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
Our low-cost business model demands that we consistently look for ways to reduce the amount of jet fuel we consume. These jet fuel reduction initiatives include the following:
•Efficient seating - we optimize the number of seats on our plane, making each flight as fuel efficient as possible.
•Focus on demand - we understand our customers travel needs and patterns. We conserve fuel by limiting ferry flights and flying only when and where demand exists.
•On-the-ground tactics - our commitment to fuel efficiency includes tactical on-ground procedures, such as only using one engine to taxi around the airport and utilizing super tugs to position aircraft, which allows us to reduce fuel consumption.

Table of Content
Technical Operations: Maintenance, Repairs and Overhaul
We have an FAA mandated and approved maintenance program, which is administered by an experienced group of Technical Operations leaders. All our technicians are licensed for both Airframe and Powerplant and undergo extensive initial and recurrent training. Aircraft maintenance and repair consists of routine and non-routine maintenance. Work performed is divided into three general categories: line maintenance, heavy maintenance, and component maintenance.
Line maintenance work is handled by our employees and maintenance contractors and consists of work performed between flights or overnight. Performing effective line maintenance is critical in maintaining reliable operations and represents the majority of and most extensive maintenance we perform. Line maintenance consists of routine daily and weekly scheduled maintenance checks and unplanned maintenance on our aircraft. We maintain Sun Country technicians in Minneapolis, with limited line maintenance capabilities in Gulfport, Mississippi, Dallas-Fort Worth/Alliance Fort Worth, Texas, Lakeland Linder Airport, Florida, Laughlin/Bullhead International Airport, Arizona, Fort Meyers, Florida and Reno, Nevada. All other line maintenance is provided by third-party maintenance contractors, as needed.
Heavy maintenance consists of engine, auxiliary power units, landing gear, and airframe overhauls, some of which are quite extensive and can take several months to complete. We maintain an inventory of spare engines to provide for continued operations during engine maintenance events. Airframe heavy maintenance visits consist of a series of complex tasks that generally take from one to six weeks to accomplish and are performed on a set schedule with varying repeat intervals. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance, engine restoration and major part repair is more economical. On our cargo aircraft, heavy maintenance is a pass-through expense to our customer, Amazon.
We outsource component maintenance. Component maintenance consists of the ongoing and routine maintenance of aircraft components that are line replaceable units. These contracts cover the majority of our aircraft component inventory acquisition, replacement and repairs, thereby reducing the need to carry extensive spare parts inventory.
Human Capital
As of December 31, 2024, we had 3,141 employees.
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
As of December 31, 2024, approximately 60% of our employees were represented by labor unions as set forth in the table below. AMFA organized our technicians in 2022 and negotiations for an initial CBA with our technicians and related craft employees began in October of 2022 and negotiations are ongoing with the assistance of a federal mediator appointed by the NMB. IBT organized our below-the-wing employees in 2023 and negotiations began in March of 2023 and are ongoing. Our CBA with our pilots is amendable on December 21, 2025. Our CBA with our flight attendants became amendable on December 31, 2019. We entered into negotiations in November 2019. Negotiations were paused by mutual consent in March 2020 due to the COVID-19 pandemic. We restarted negotiations with our flight attendants in October of 2021 and in July of 2023, we and IBT jointly requested the appointment of a mediator through the NMB. The parties began NMB mediated negotiations in December of 2023. The parties reached a tentative agreement in February 2025 and the ratification vote is expected to occur in the first quarter of 2025. Our CBA with our dispatchers became amendable on November 30, 2024. Negotiations began in June 2024. The parties reached a tentative agreement in January 2025 and the ratification vote is expected to occur in the first quarter of 2025.

Table of Content
As of December 31, 2024, the status of the CBAs for our employees was as follows:

Employee Group	Number of Employees	Representative	Status of Agreement/Amendable Date
Pilots	662	ALPA	Amendable in December 2025
Flight Attendants	756	IBT	Currently amendable (commenced as of December 2019)(1)
Dispatchers	34	TWU	Currently amendable (commenced as of November 2024)(2)
Technicians and related craft employees	197	AMFA	Contract in negotiations
Below the Wing Fleet Service Employees	237	IBT	Contract in negotiations
(1) In February 2025, we reached a tentative agreement with our flight attendants. The ratification vote is expected to occur in the first quarter of 2025.
(2) In January 2025, we reached a tentative agreement with our dispatchers. The ratification vote is expected to occur in the first quarter of 2025.
The RLA governs our relations with labor organizations. Under the RLA, the CBA's generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a PEB may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent a strike and “self-help” by enacting legislation that, among other things, imposes a settlement on the parties.
Safety and Security
Sun Country Airlines prioritizes the safety and security of its employees and customers. We are committed to maintaining the highest level of safety compliance, with all operations guided by procedures and policies.

Ensuring that employees are trained to the proper standards and equipped with the necessary tools and resources to perform their roles safely and efficiently is essential to our operations. We gather employee feedback through annual safety culture surveys to identify improvement areas, which are used to develop corrective action plans.

We also engage in industry best practices by participating in safety-sharing programs with other airlines and using the FAA’s Aviation Safety Information Analysis and Sharing System to exchange critical safety data.

Sun Country invests in safety and security programs, including:

•Flight Operations Quality Assurance, a program designed to collect and analyze flight operations data to identify areas for safety, efficiency, and training improvements.

•Investments in advanced training devices, such as a new cabin simulator, to enhance flight attendant training.

•ProSafeT, an SMS that enables anonymous safety concern reporting and supports hazard identification and mitigation efforts.

Table of Content
•ASAP, a partnership with the FAA and labor unions to encourage the reporting of safety issues without fear of FAA enforcement.

The information from these safety programs is used to inform management, ensuring the ongoing health and effectiveness of our SMS. Sun Country Airlines is dedicated to fostering a culture of safety and security that meets the highest industry standards.
Community Involvement
At Sun Country, we place tremendous value in our stakeholders, such as our customers, partners, and members of our community. As a fast-growing and dynamic airline, we know our success depends on collaboration with stakeholders, and we strive to engage with stakeholders in our community and more broadly.
We are a longtime partner with Make-A-Wish Minnesota and provide flights for children with critical illnesses to help them safely travel to and from their wish destinations. In 2021, we made a three-year commitment to donate travel to accommodate every Wish Kid traveling anywhere that our airline flies. In 2024, we continued our commitment to donate travel to Make-A-Wish Minnesota by signing a new three-year agreement that automatically renews at the end of the agreement. Each December, our “Flight to the North Pole” helps bring holiday cheer to Wish Kids by “flying” them to the home of Santa Claus.
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
We sponsor the Hennepin Theatre Trust Spotlight Education program. We also support the development of a “workforce of tomorrow” by investing in initiatives like STARBASE STEM and Girls in Aviation, which both serve to educate and create a pipeline for historically disadvantaged students.
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

Table of Content
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
The U.S. government has negotiated “open skies” agreements with many countries, which allow unrestricted access between the United States and the applicable foreign country and to points beyond the foreign country on flights serving the foreign country. With certain other countries, however, the United States has a restricted air transportation agreement. Our international flights to Mexico are governed by a liberalized bilateral air transport agreement, which the DOT has determined has all the attributes of an “open skies” agreement. Changes in the aviation policies of the United States, Mexico or other countries in which we operate could result in the alteration or termination of the corresponding air transport agreement, diminish the value of our international route authorities or otherwise affect our operations to or from these countries.

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

Table of Content
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
GHG Emissions
Concern about climate change and greenhouse gases has resulted, and is expected to continue to result, in additional regulation or taxation of aircraft emissions in the United States and abroad. In particular, on March 6, 2017, the ICAO, an agency of the United Nations established to manage the administration and governance of the Convention on International Civil Aviation, adopted new CO2 certification standards for new aircraft beginning in 2020. The new CO2 standards apply to new aircraft type designs from 2020, and to aircraft type designs already in production as of 2023. In-production aircraft that do not meet the standard by 2028 will no longer be able to be produced unless their designs are modified to meet the new standards. In August 2016, the EPA made a final endangerment finding that GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare, which obligates the EPA under the Clean Air Act to set GHG emissions standards for aircraft. On January 11, 2021, the EPA issued a proposed rule regulating GHG emissions from aircraft that largely conforms to the March 2017 ICAO standards. Like the ICAO standards, the final EPA standards would not apply retroactively to engines on in-service aircraft. These final standards have been challenged by several states and environmental groups. On November 15, 2021, the EPA announced that it would not rewrite the existing aircraft engine GHG emissions standards but would seek more ambitious new aircraft GHG emission standards within the ICAO process. The outcome of the legal challenge and whether there will be any development of new aircraft GHG emissions standards cannot be predicted at this time. On November 23, 2022, the EPA published the final rule for particulate matter emission standards and test procedures for civil aircraft engines, which took effect on January 1, 2023. There may be future rulemaking that may result in stricter GHG emissions standards than those contained in the proposed rule.

Table of Content
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

The costs of complying with our future obligations under CORSIA are uncertain because there is significant uncertainty with respect to the future supply and price of carbon offset credits and lower-carbon aircraft fuels. We were not required to purchase any carbon offset credits or lower-carbon aircraft fuels for the CORSIA pilot phase (2021-2023). In addition, as described above, we will not directly control our CORSIA compliance costs because our compliance obligations through 2032 are based on the growth in emissions of the global aviation sector and will begin to incorporate a factor for individual airline operator emissions growth starting in 2033.

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
Noise
Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system, subject to FAA review under the Airport Noise and Control Act of 1990. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during take-off and initial climb and limiting the overall number of flights at an airport. While we have had sufficient scheduling flexibility to accommodate local noise restrictions in the past, our operations could be adversely impacted if the ICAO or locally imposed regulations become more restrictive or widespread. In addition, foreign governments may allow airports to enact similar restrictions, which could adversely impact our international operations or require significant expenditures in order for our aircraft to comply with the restrictions.
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

Table of Content
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
Inflation risk is the risk that the value of assets or income will be worth less in the future as inflation decreases the value of money. In recent years, inflation increased throughout the U.S. economy. In response, the Federal Reserve raised certain benchmark interest rates in an effort to combat inflation. Inflation can adversely affect us by resulting in increased costs of goods and services, including those we use in our operations, which would increase our expenses. In addition, our customers could also be affected by inflation, which could have a negative impact on demand for air travel. If the U.S. economy continues to feel the effects of inflationary pressures, our business, results of operations and financial condition could be materially adversely affected.
Our business has been, and in the future may be, materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
The cost of aircraft fuel is highly volatile and is one of our largest individual operating expenses, accounting for approximately 24% and 27% of our operating expenses for the years ended December 31, 2024 and 2023, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could have a material adverse effect on our business, results of operations and financial condition, including as a result of legacy network airlines and LCCs adapting more rapidly or effectively to higher fuel prices through new-technology aircraft that is more fuel efficient than our aircraft. Over the past several years, the price of aircraft fuel has

Table of Content
fluctuated substantially and prices continue to be highly volatile. In addition, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft.
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
From time-to-time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, but such contracts may not fully protect us from all related risks. In general, our Charter and Cargo operations have pass-through provisions for fuel costs, and as such we do not hedge our fuel requirements for that portion of our business. As of December 31, 2024, we had no outstanding fuel derivative contracts.
The airline industry is exceedingly competitive, and we compete against new entrants, LCCs, ULCCs, legacy network airlines and cargo carriers, as well as air travel substitutes; if we are not able to compete successfully in our markets, our business will be materially adversely affected.
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

Table of Content
Our growth and the success of our high-growth, low-cost business model could stimulate competition in our markets through our competitors’ development of their own LCC or ULCC strategies, new pricing policies designed to compete with LCCs, ULCCs or new market entrants. Airlines increase or decrease capacity in markets based on perceived profitability. If our competitors increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route that we serve, it could have a material adverse impact on our business. If a legacy network airline were to develop, continue to offer, or increase the number of its low-cost products, or if we were to experience increased competition from LCCs, our business could be materially adversely affected. Regardless of cost structure, the domestic airline industry has often been the source of fare wars undertaken to grow market share or for other reasons.
Our LCC and ULCC competitors may choose to enhance their product offerings, including the addition of premium products, which could have an adverse effect on our business, results of operations and financial condition.
Our low-cost structure is one of our primary competitive advantages. A competitor adopting an LCC or ULCC strategy may have greater financial resources and access to lower cost sources of capital than we do, which could enable them to operate their business with a lower cost structure or lower marginal revenues without substantial adverse effects than we can. Further, we have limited control over many of our costs and cannot guarantee we will be able to maintain our relatively low costs. If these competitors adopt and successfully execute an LCC or ULCC business model, or if our cost structure increases and we are no longer able to maintain a competitive cost structure, our business could be materially adversely affected.
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
Our competitors may also choose to commence, or expand their existing, Cargo operations. In addition, our competitors could seek to provide Cargo services to Amazon, which could adversely impact our ability to maintain or renew the A&R ATSA. This could result in reduced frequencies for our Cargo operations, which could have a material adverse effect on our business, results of operations and financial condition.
There has been significant consolidation within the airline industry and there may be additional consolidation in our industry in the future. Business combinations could significantly alter industry conditions and competition within the airline industry and could permit our competitors to reduce their fares.
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
In addition to airline competition from legacy network airlines, LCCs and ULCCs, we also face competition from air travel substitutes. On our domestic routes, particularly those with shorter stage lengths, we face competition from some other transportation alternatives, such as bus, train or automobile. In addition, technology advancements may limit the demand for air travel.
Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; air traffic control staffing; air traffic incidents; government shutdowns or mandates; FAA grounding of aircraft; major construction or improvements at airports; adverse weather conditions, such as hurricanes or blizzards; threatened or actual terrorist attacks, war or other security concerns; or the outbreak or rapid spread of disease, any of which could have a material adverse effect on our business, results of operations and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, air traffic incidents, major construction or improvements at airports at

Table of Content
which we operate, increased security measures, adverse weather conditions, threatened or actual terrorist attacks, war, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. The federal government also controls airport security.
An accident, catastrophe or incident could have an adverse effect on the airline industry and our business, results of operations and financial condition if such accident, catastrophe or incident creates a public perception that air travel is not safe or there are air traffic controller staffing shortages. If any such accident, catastrophe or incident were to involve our aircraft or personnel or a type of aircraft in our fleet, the impact to our business, results of operations and financial condition could be even more significant.
In addition, there are proposals before Congress that would treat a wide range of consumer protection issues, which could increase the costs of doing business. Further, implementation of the Next Generation Air Transportation System, or NextGen, by the FAA would result in changes to aircraft routings and flight paths that could lead to increased noise complaints and lawsuits, resulting in increased costs. NextGen is a multi-year modernization project which had an initial target of having all major components in place by 2025. The FAA now expects to complete the remaining components by 2030. Furthermore, a federal government grounding of our aircraft type could result in flight cancellations and adversely affect our business. Governmental mandates requiring certain behaviors from employees, such as vaccine mandates, could limit our ability to staff to meet demand because employees may choose to resign or decide not to apply for or accept open positions.
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
Terrorist attacks (including attempted attacks) particularly those involving airlines, heightened security and military action in response thereto, and war could cause substantial revenue losses and increased security costs, and such event, even if not directly involving an airline, could have a material adverse effect on our business, results of operations and financial condition. Security concerns resulting in enhanced passenger screening, increased regulation governing carry-on baggage and cargo and other similar restrictions on passenger travel and cargo may further increase customer inconvenience and reduce the demand for air travel or increase costs associated with providing Cargo service. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to customers in the form of higher prices.
Outbreaks or rapid spreads of pandemic or contagious viral or bacterial infections, diseases or similar public health threats, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), COVID-19, H1N1 (swine) flu, pertussis (whooping cough) and zika virus, or their respective variants, could result in the implementation of restrictions and regulations, including travel restrictions, quarantines, limitations on aircraft capacity, supply chain disruptions, testing requirements and restrictions on our ability to access our facilities or aircraft or requirements to collect additional passenger data or our ability to maintain a suitably skilled and sized workforce. In addition, governments, non-governmental organizations and entities in the private sector may issue non-binding advisories or recommendations regarding air travel or other physical distancing measures, including limitations on the number of persons that should be present at public gatherings, which may significantly reduce demand. These and other restrictions and regulations, as well as general concerns about

Table of Content
traveling during a public health threat, could have a material adverse impact on our business, operating results, financial condition and liquidity. In the past, passenger bookings during a significant disease outbreak were, on average, closer to the date of service than in prior periods, which reduced our visibility into future revenue.
Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees or reductions in staffing levels, including air traffic controllers. Federal government shutdowns can also affect the availability of federal resources necessary to provide air traffic control and airport security and impact our ability to take delivery of aircraft and commence operations in new domestic stations. Another extended shutdown like the instance in December 2018-January 2019 may have a negative impact on our operations and financial results.
The industry is experiencing increased competition in pilot hiring, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots, reductions in the number of military pilots entering the commercial workforce, increased training requirements and other factors that have led to a shortage of pilots, which could materially adversely affect our business.
Commercial airline pilots are subject to rigorous certification standards and must adhere to flight time and rest requirements. The minimum flight hour requirement to achieve a commercial pilot’s license in the United States increased from 250 to 1,500 hours, thereby significantly increasing the time and cost commitment required to become licensed to fly a commercial aircraft. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has been decreasing. The FAA also mandates that pilots retire at age 65. These and other factors have led to a shortage of qualified, entry-level pilots and increased compensation costs, particularly at carriers other than the large legacy carriers. The foregoing factors have led to additional competition from carriers attempting to meet their hiring needs. With the current pilot shortage, airlines may be unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.
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

Table of Content
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
For the years ended December 31, 2024 and 2023 we generated ancillary revenues of $307,909 and $276,133, respectively. Our ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. In 2024, the Senate’s Homeland Security Permanent Subcommittee on Investigations released a report that included criticism of ancillary product fees. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on ancillary revenues, our business, results of operations and financial condition could be negatively impacted. Congressional, Federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for ancillary services. See also “—Risks Related to Our Business—We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies. We cannot assure you that compliance with laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.”
We are subject to various environmental and noise laws and regulations and risks associated with climate change, including increased regulation to reduce emissions of greenhouse gases, which could have a material adverse effect on our business, results of operations and financial condition.
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

Table of Content
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
Compliance with existing and future environmental laws and regulations, including, but not limited to, CORSIA, ICAO standards and any existing or new laws or regulations adopted by the SEC or states, can require significant expenditures and operational changes, and violations can lead to significant fines and penalties and reputational harm. The impact of complying with any existing and future environmental laws and regulations could have an adverse impact on our financial position, results of operations, business and prospects. Please see “Business—Government Regulation—Environmental Regulation,” for additional information on environmental regulation impacting the Company.

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
We also participate with other airlines in fuel consortia and fuel committees at our airports where economically beneficial, which agreements generally include cost-sharing provisions and environmental indemnities that are generally joint and several among the participating airlines. Any costs (including remediation and spill response costs) incurred by such fuel consortia could also have an adverse impact on our business, results of operations and financial condition.
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
We are subject to extensive regulation by the FAA, the DOT, the TSA, the CBP and other U.S. and foreign governmental agencies. We cannot assure you that compliance with and changes in laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that impose significant costs. Compliance with and changes in the laws, regulations, orders, rulings and guidance applicable to the airline industry may increase our costs, which could have a material adverse effect on our business. In addition, the TSA imposes security procedures and requirements on U.S. airports and airlines serving U.S. airports, some of which are funded by a security fee imposed on passengers and collected by airlines, which impedes our ability to stimulate demand through low fares. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. Furthermore, the DoD continues to issue new IT systems security requirements which require expenditures in order to bring our systems into compliance.
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

Table of Content
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
Our international business also exposes us to trade and economic sanctions and other restrictions imposed by the United States or other governments or organizations. The U.S. Departments of Justice, Commerce, State and Treasury, and other foreign authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the FCPA and other federal statutes and regulations, including the International Traffic in Arms Regulations and those established by the OFAC, and similar or more restrictive foreign laws, rules and regulations, which may also apply to us. Under these laws and regulations, the government may require export licenses, or impose restrictions that would require modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities, and modifications to compliance programs, which may increase compliance costs. Failure to implement changes may subject us to fines, penalties and other sanctions. We emphasize compliance with all applicable laws and regulations in all jurisdictions where we operate and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of our employees, third-party providers and partners with regard to business ethics and key legal requirements; however, we cannot assure that our employees, third-party providers or partners will adhere to our code of ethics and other policies. In the event we believe or have reason to believe our employees, third-party providers or partners have or may have violated applicable laws or regulations, we may incur investigation costs, potential penalties and other related costs.
Changes to law, regulations or government policy that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to operating and maintenance requirements; foreign and domestic changes in customs, immigration and security policy and requirements that impede travel into or out of the United States; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to consumer protection laws; changes to public health policy; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; public company reporting requirements; environmental regulation, including new environmental, social and governance disclosures required by the SEC; and antitrust enforcement. Any such changes could make it more difficult and/or more expensive for us to obtain new aircraft or engines and

Table of Content
parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.
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

Table of Content
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
Our Cargo business is concentrated with Amazon, and any decrease in volumes or increase in costs, or a termination of the A&R ATSA, could have a material adverse effect on our business, operations, financial condition and brand.
For the year ended December 31, 2024, Cargo revenue under the A&R ATSA represented 10% of our total operating revenues and our Cargo revenue consisted entirely of air cargo transportation services provided to Amazon under the A&R ATSA. The A&R ATSA does not require a minimum amount of flying and Amazon is permitted to decrease flying volume at any time. Our Cargo business would decline if Amazon’s use of our

Table of Content
Cargo services decreases for any reason, including due to general economic conditions or preferences of Amazon and its customers, which a decline would materially adversely affect our business, results of operations, and prospects.
In addition, the profitability of the A&R ATSA is dependent on our ability to manage and accurately predict costs. Our projections of operating costs, crew productivity and maintenance expenses contain key assumptions, including flight hours, aircraft reliability, crewmember productivity, compensation and benefits and maintenance costs. If actual costs are higher than projected or aircraft reliability is less than expected, or aircraft become damaged and are out of revenue service for repair, the profitability of the A&R ATSA and future operating results may be negatively impacted. We rely on flight crews that are unionized. If CBAs increase our costs and we cannot recover such increases, our operating results would be negatively impacted. It may be necessary for us to terminate certain customer contracts or curtail planned growth.
Performance under the A&R ATSA is subject to a number of challenges and uncertainties, such as: unforeseen maintenance and other costs; our ability to hire pilots, crew and other personnel necessary to support our CMI services, which can be impacted by industry-wide staffing shortages; interruptions in the operations under the A&R ATSA as a result of unexpected or unforeseen events, whether as a result of factors within the Company’s control or outside of the Company’s control; and the level of operations and results of operations, including margins, under the A&R ATSA being less than the Company’s current expectations and projections. The A&R ATSA also contains monthly incentive payments for reaching specific on-time arrival performance thresholds and there are monetary penalties for on-time arrival performance below certain thresholds. As a result, our operating revenues may vary from period-to-period depending on the achievement of monthly incentives or the imposition of penalties. Further, we could be found in default if we do not maintain certain minimum thresholds over an extended period of time. If we are placed in default due to the failure to maintain reliability thresholds, Amazon may elect to terminate all or part of the services we provide after a cure period and pursue those rights and remedies available to it at law or in equity, in which case the 2019 Warrants would remain outstanding. Amazon may also terminate the A&R ATSA for convenience, subject to certain notice requirements and payment of a termination fee. The A&R ATSA is also subject to two, two-year extension options, which Amazon may choose not to exercise.
To the extent our volume of flying for Amazon decreases or costs associated with our Cargo business increase, or if the A&R ATSA is terminated for any reason, our business, results of operations and financial condition could be materially and adversely affected.
Our business is significantly tied to and consolidated in our main hub in Minneapolis-St. Paul, and any decrease in traffic in this hub could have a material adverse effect on our business, operations, financial condition and brand.
Our service is concentrated around our hub in MSP and our business is impacted by economic and geophysical factors of this region. We maintain a large presence in MSP. For example, approximately 94% of 2024 Scheduled Service capacity, as measured by ASMs, had MSP as either their origin or destination. Flight operations in Minneapolis can face extreme weather challenges in all seasons, but especially in the winter which at times has resulted in severe disruptions in our operation and the incurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Minneapolis market or by continued or increased congestion, delays or cancellations. For instance, MSP is also a significant hub for Delta Air Lines. If we were to experience increased competition from LCCs or ULCCs, or increased competition on low-fare products from Delta airlines or another legacy network airline in the Minneapolis market, our business, results of operations and prospects could be materially adversely affected.
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

Table of Content
acceptable terms with respect to operations and cost of operations, or at all, or that our ongoing use of these facilities will not include additional or increased fees.
Our reputation, brand and business could be adversely affected if we were to experience significant publicity, including in the event of an accident or similar public incident involving our aircraft or personnel, or through social media, or if we were unable to adequately protect our intellectual property rights.
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
In addition, any accident involving the Boeing 737-NG or an aircraft similar to the Boeing 737-NG that we operate, or essential parts of our aircraft, could result in the curtailment of such aircraft or parts by aviation regulators, manufacturers and other airlines and could create a negative public perception about the safety of our aircraft, any of which could have a material adverse effect on our business, results of operations and financial condition. The pendency and resolution of any such matters or similar matters may be time-consuming and costly and could have an adverse impact on our results of operations, financial condition, business and prospects.
We may also be exposed to adverse publicity in the ordinary course of business. In the past, we have experienced customer complaints related to, among other things, product and pricing changes related to our business strategy and customer service. In particular, we have generally experienced a higher volume of complaints when we implemented changes to our unbundling policies, such as charging for seats and baggage. These complaints, together with reports of lost baggage, delayed and cancelled flights, and other service issues, are reported to the public by the DOT. In addition, we could become subject to complaints about our booking practices. Additionally, we operate in a public-facing industry with significant exposure to social media. Negative publicity, whether or not justified, can spread rapidly through social media. In particular, passengers can use social media to portray interactions with Sun Country, without context, in a manner that can be quickly and broadly disseminated. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand can be harmed. Damage to our overall reputation and brand could have a negative impact on our financial results.
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
We rely on third-party service providers and other commercial partners to perform functions integral to our operations, including distributing a portion of our airline tickets.
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

Table of Content
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
We also rely on third-party distribution channels, including those provided by or through GDS, conventional travel agents and OTAs, to distribute a significant portion of our airline tickets, and we expect in the future to rely on these channels to also collect a portion of our ancillary revenues. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility, and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. In addition, in the last several years there has been significant consolidation among GDSs and OTAs. This consolidation and any further consolidation could affect our ability to manage our distribution costs due to a reduction in competition or other industry factors. Any inability to manage such costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
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

Table of Content
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
We operate a single aircraft type and may be dependent on a sole-source for the majority of our aircraft parts at certain locations within our network.
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
Near term supply constraints from original equipment manufacturers pressure the availability and cost of the Boeing 737-NG aircraft and CFM56 engines Sun Country operates. While our fleet strategy partially mitigates these pressures, our business could be materially adversely impacted by broader industry trends.

Table of Content
In addition, we have a contract with Delta Air Lines, Inc., or Delta, one of our competitors that is also the largest airline operating at MSP, to supply us with aircraft parts. Due to our operational strategy, we may be dependent on Delta for the majority of our aircraft parts at certain locations within our network. Accordingly, we may be vulnerable to any problems associated with the performance of Delta’s obligations to supply our aircraft parts, including design defects, mechanical problems and regulatory issues associated with engines and other parts, which would have a material adverse effect on our business, results of operations and financial condition.
Loss of the services of key personnel, increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial condition.
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
In addition, our business is labor intensive, with labor costs representing approximately 34% and 32% of our total operating costs for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately 60% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages. In addition, one or more of our competitors may significantly reduce their labor costs, thereby providing them with a competitive advantage over us. New entrants to the market may not have unionized workforces and therefore may have substantially lower costs or better labor efficiencies. Furthermore, our labor costs may increase in connection with our growth, especially if we needed to hire more pilots in order to grow various segments of our business, including Cargo. We may also become subject to additional CBAs in the future as non-unionized workers may unionize.
Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board, or the NMB. This process continues until either the parties have reached agreement on a new CBA, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
On December 1, 2019, our dispatchers approved a new CBA. Our CBA with our dispatchers became amendable on November 30, 2024. Negotiations began in June 2024. The parties reached a tentative agreement in January 2025 and the ratification vote is expected to occur in the first quarter of 2025. Our CBA with our flight attendants is currently amendable. Negotiations with the union representing this group commenced in November of 2019. By mutual consent, the negotiations were paused in March 2020 due to the COVID-19 pandemic. We restarted negotiations in October of 2021 and in July of 2023, we and the union jointly requested the appointment of a mediator through the NMB. The parties began NMB mediated negotiations in December 2023. The parties reached a tentative agreement in February 2025 and the ratification vote is expected to occur in the first quarter of 2025. Our CBA with our pilots is amendable on December 21, 2025. Negotiations for a new CBA with our technicians and related craft employees began in October of 2022 and negotiations are ongoing with the assistance of a federal mediator appointed by the NMB. Our fleet service employees (cargo, commissary/catering, ramp agents, and bag room agents) elected to be represented by the International Brotherhood of Teamsters on January 4, 2023. Negotiations for a new CBA began in March of 2023 and are ongoing. See also “Business—Employees” in this Annual Report. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future CBAs may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions, stoppages or shortages. Any such action or other

Table of Content
labor dispute with unionized employees could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. As a result, our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the unions representing our employees.
We rely on efficient daily aircraft utilization to address peak demand days of the week and months of the year, which makes us vulnerable to flight delays, flight cancellations or aircraft unavailability during peak demand periods.
We aim to optimize our daily aircraft utilization rate by tailoring service to customer demand patterns, which are seasonal and vary by day of the week. Our average daily aircraft utilization was 7.3 hours and 6.9 hours for the years ended December 31, 2024 and 2023, respectively. Aircraft utilization is block hours divided by number of days in the period divided by average aircraft. Part of our business strategy is to efficiently deploy our aircraft, which is achieved in part by higher utilization during the most profitable seasonal periods and days of the week and more limited usage of less expensive aircraft during weak demand periods. During peak demand periods, we may utilize all of our aircraft, and in the event we experience delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions, because we do not have accommodation arrangements with other airlines like legacy network airlines do and cannot reaccommodate passengers on our aircraft because of our limited schedule, we may incur additional costs in completing customer journeys. Due to the relatively small size of our fleet and the limited and changing nature of our Scheduled Service and our point-to-point network, the unexpected unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition. Additionally, we frequently use all freighters in support of our Cargo business. In the event we experience a series of aircraft out of service, we would experience a decline in revenue and potentially customer satisfaction. Furthermore, in the event we are unable to procure aircraft at the price-point necessary to allow for lower utilization during weak demand periods, our costs will be higher and could have a material adverse effect on our business, results of operations and financial condition.
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

Table of Content
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
Our principal sources of liquidity are cash and cash equivalents, investments and availability under our Revolving Credit Facility. We are and will continue to be dependent on our Operating Cash Flows, Cash and Cash Equivalents, and Short-Term Investment balances to fund our operations, provide capital reserves and make scheduled payments on our aircraft-related fixed obligations. If our operating cash flows become insufficient to cover the entirety of our cash outflows, the Revolving Credit Facility may not be adequate to finance our operations. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not have access to availability under the Revolving Credit Facility, or other sources of borrowings or equity financing, we could default on our obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
Our liquidity would be adversely impacted, potentially materially, in the event one or more of our credit card processors were to impose holdback restrictions for payments due to us from credit card transactions.
We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors may have financial risk associated with tickets purchased for travel which can occur several weeks or months after the purchase. As of December 31, 2024, we were not subject to any credit card holdbacks under our credit card processing agreements, although if we fail to meet certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them. If our credit card processors were to impose holdback restrictions on us, the negative impact on our liquidity could be significant which, could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will fluctuate over time; additionally we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet and obligations to the lessors, and we could incur significant maintenance expenses outside of such maintenance schedules in the

Table of Content
future. The cost of aircraft repairs and maintenance and unexpected delays in the time required to complete aircraft maintenance could negatively affect our operating results.
We have substantial maintenance expense obligations. Outside of scheduled maintenance, we incur from time-to-time unscheduled maintenance which is not forecast in our operating plan or financial forecasts, and which can impose material unplanned costs and the loss of flight equipment from revenue service for a significant period of time. For example, a single unplanned engine event can require a shop visit costing several million dollars and cause the engine to be out of service for a number of weeks. We also provide flight services throughout the world and could be operating in remote regions. Our aircraft may experience maintenance events in locations that do not have the necessary repair capabilities or are difficult to reach. As a result, we may incur additional expenses and lose billable revenues that we would have otherwise earned.
Furthermore, the terms of certain of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our Balance Sheets, and there are restrictions on the extent to which such maintenance reserves are available for reimbursement. As of December 31, 2024, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Maintenance.”
We have a significant amount of aircraft and other fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive. As of December 31, 2024, our 45 passenger aircraft fleet consisted of 11 aircraft financed under finance leases and 34 aircraft financed under secured debt arrangements or owned outright. As of December 31, 2024, we had six aircraft that are currently on lease to unaffiliated airlines. As of December 31, 2024, we had future debt principal obligations of $330,122 and future finance lease obligations of $337,279. During 2025, based on our aircraft leases and debt structure as of December 31, 2024, we expect to make payments of $88,682 related to debt principal obligations and $37,897 related to finance lease obligations. Additionally, we made payments for maintenance reserves of $16,675 for 2024 and expect to make significant payments for maintenance reserves in the future. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, availability under the Revolving Credit Facility and our ability to secure adequate future financing, which will in turn depend on, among other things, the success of our current business strategy and our future financial and operating performance, competitive conditions, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:
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

Table of Content
Our ability to obtain financing or access capital markets may be limited and there can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. A failure to pay our operating lease, debt and other fixed cost obligations or a breach of our contractual obligations, including the Credit Agreement, could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs and our secured lenders could foreclose against the assets securing the indebtedness owing to them, which would have a material adverse effect on our business, results of operations and financial condition.
Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic United States, Canada, Mexico or Caribbean markets, or a reduction in demand for our Charter or Cargo operations, could harm our business, results of operations and financial condition.
A significant portion of our operations are conducted to and from the domestic United States, Canada, Mexico or Caribbean markets. Our business, results of operations and financial condition could be harmed if we lose our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, public health restrictions, including testing or vaccination requirements, negative public perception of these destinations, unfavorable weather conditions, public health concerns, civil unrest, violence or terrorist-related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. In addition, a reduction in demand from our Charter customers, including as a result of decreased DoD troop movements or fewer sports events and related travel, or from Amazon under the A&R ATSA could have a material and adverse effect on our business, results of operations and financial condition.
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

Table of Content
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
Our business model includes lessee and sublease arrangements for aircrafts, engines and aircraft equipment. Any lessee defaults or reorganizations, failure by our lessees to meet their maintenance and recordkeeping obligations, failure by our lessees to adequately insure our aircraft or obtain required licenses, consents and approvals or changes in fuel costs could materially adversely affect our business, financial condition and results of operations and result in lost revenue and additional costs.
The Company has entered into certain transactions where it serves as a lessor. Some of our lessees may experience payment difficulties, particularly in difficult economic or operating environments. The airline industry is cyclical, economically sensitive and highly competitive, and our lessees are affected by several factors over which we and they have limited control. In the event that a lessee defaults under a lease or files for bankruptcy, any security deposit paid or letter of credit provided by the lessee may not be sufficient to cover the lessee’s outstanding or unpaid lease obligations and required maintenance and transition expenses. In such instances, the lessee may not make lease payments or may return aircraft to us before the lease expires or may elect or be required to restructure the lease. If a lessee files for bankruptcy with the intent of reorganizing its business, we may agree to adjust our lease terms, including reducing lease payments by a significant amount. Certain jurisdictions give rights to the trustee in a bankruptcy to assume or reject the lease or to assign it to a third party, or entitle the lessee or another third party to retain possession of the aircraft without paying lease rentals or performing all or some of the obligations under the relevant lease. Although we have the right to repossess the aircraft and to exercise other remedies upon a lessee default, repossession of an aircraft would likely lead to significant costs for us.
The value and income producing potential of an engine or aircraft depends heavily on it being maintained in accordance with an approved maintenance system and complying with all applicable governmental directives and manufacturer requirements. Prior to an aircraft being returned in connection with an aircraft lease, we will incur costs to restore these aircraft to the condition required by the terms of the underlying leases. The amount and timing of these so-called “return conditions” costs can prove unpredictable due to uncertainty regarding the maintenance status of each particular aircraft at the time it is to be returned and it is not unusual for disagreements to ensue between the airline and the leasing company as to the required redelivery conditions on a given aircraft or engine. Also, under certain customer agreements, we are required to provide a spare aircraft while scheduled maintenance is completed. If delays occur in the completion of aircraft maintenance, we may incur additional expense to provide airlift capacity and forgo revenues. In addition, for an engine or aircraft to be available for service, all records, logs, licenses and documentation relating to maintenance and operations of the engine or aircraft must be maintained in accordance with governmental and manufacturer specifications. Our leases make the lessees primarily responsible for maintaining the engines or aircraft, keeping related records and complying with governmental directives and manufacturer requirements. Failures by lessees to meet their maintenance and recordkeeping obligations under our leases could adversely affect the value of our leased engines and aircraft and our ability to lease the engines and aircraft in a timely manner following termination of the leases.
When an aircraft is on lease, we do not directly control its operation. Nevertheless, because we hold title to the aircraft, we could be sued or held strictly liable for losses resulting from the operation of such aircraft, or may be held liable for losses on other legal theories or claims may be made against us as the owner of an aircraft requiring us to expend resources in our defense. As a result, we separately purchase contingent liability insurance and contingent hull insurance on all aircraft in our owned fleet. We also separately require our

Table of Content
lessees to obtain specified levels of insurance customary in the aviation industry and indemnify us for, and insure against, liabilities arising out of the lessee’s use and operation of the aircraft. Our or our lessees’ failure to adequately insure our aircraft, or our lessees’ failure to fulfill their indemnity obligations to us, could reduce insurance proceeds otherwise payable to us in certain cases, and may result in increased costs and liabilities for our business.
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

Political and economic instability in the international markets we operate as well as income and other taxes could negatively affect our business and operating results due to our multi-jurisdictional operations.
Some of our target growth markets include countries with less developed economies, legal systems, financial markets and business and political environments that are vulnerable to economic and political disruptions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of charges by governments, as well as health and safety concerns. The occurrence of any of these events in markets served by us now or in the future and the resulting instability may have a material adverse effect on our business, results of operations and financial condition.

Due to operating in multiple jurisdictions we may also become subject to a wide range of income and other taxes. If we are unable to execute our business in jurisdictions with favorable tax treatment, our operations may be subject to significant income and other taxes. Further, any changes in tax laws in any of the jurisdictions that subject us to income or other taxes, such as increases in tax rates or limitations on our ability to deduct certain expenses from taxable income, such as depreciation expense and interest expense, could materially affect our tax obligations and effective tax rate.

Table of Content
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

Table of Content
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

Table of Content
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
The warrants granted to Amazon in 2019 increase the number of diluted shares reported, which has an effect on our diluted earnings per share to the extent the warrants actually vest. The warrants have an exercise price of approximately $15.17 per share, approximately 43% of which had vested as of December 31, 2024. A portion of the 2019 Warrants will vest incrementally based on aggregate global payments by Amazon to the Company or its affiliates pursuant under both the original and A&R ATSA. In addition, vesting can occur immediately in certain circumstances, including upon a change of control (as defined in the 2019 Warrant) or certain transfers of 30% or more of the voting power in the Company to a new person or group, other than any equity offering by the Company pursuant to an effective registration statement so long as no person or group, within the meaning of the Exchange Act, acquires more than 50% of the voting power of the Company in such offering). If additional 2019 Warrants vest and Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, to the extent the common stock issued upon exercise of the 2019 Warrants is transferred to non-U.S. citizens, it will further limit the amount of our common stock that may be owned or controlled by other non-U.S. citizens. Furthermore, any sales in the public market of any common stock issuable upon the exercise of the 2019 Warrants could adversely affect prevailing market prices of our common stock.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
As of December 31, 2024, we had 53,157,964 shares of common stock outstanding, warrants to purchase 9,482,606 shares of common stock, options to purchase 3,569,719 shares of common stock and 842,377 shares of common stock that may be issued upon the vesting of outstanding restricted stock units. In addition, certain of our existing stockholders, including Amazon, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Pursuant to these registration rights, we filed a "shelf" registration statement, under which Amazon could offer and sell, from time-to-time, up to 9,482,606 shares of our common stock issuable upon exercise of outstanding warrants. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the Omnibus Incentive Plan and the SCA Acquisition Equity Plan. After registration, these shares can be freely sold in the public market upon issuance. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult to sell shares of common stock at a time and price that you deem appropriate.
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

Table of Content
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
We expect that the payments we make under the income tax receivable agreement could be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will aggregate to be approximately $97,694 as of December 31, 2024. Payments in accordance with the terms of the income tax receivable agreement could have an adverse effect on our liquidity and financial condition.
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
For more information on the income tax receivable agreement, see Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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

Table of Content
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

Table of Content
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
ITEM 2. PROPERTIES
Aircraft Fleet
We fly Boeing 737-NG aircraft, which we believe provides us significant operational and cost advantages compared to airlines that operate multiple fleet types. Flight crews are interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support are highly simplified relative to more complex fleets. As of December 31, 2024, Sun Country's fleet consisted of 63 Boeing 737-NG aircraft, comprised of 58 Boeing 737-800s and five Boeing 737-900ERs. This includes 45 aircraft in the passenger fleet, 12 cargo operated aircraft through the A&R ATSA with Amazon, and six aircraft that are currently on lease to unaffiliated airlines. We do not have an aircraft order book because we only purchase mid-life aircraft. As a result, unlike many other airlines, we are not locked into large future capital expenditures. Rather, we opportunistically take advantage of aircraft prices with purchases at the time of our choosing.
As of December 31, 2024, we operated 45 aircraft in our passenger fleet. Of these passenger aircraft, 11 were financed under finance leases, 27 of the owned aircraft were financed and seven aircraft were unencumbered. The average age of the passenger aircraft in our fleet was approximately 16 years as of December 31, 2024.
The Company also has six aircraft that are currently on lease to unaffiliated airlines, which is comprised of four Owned Aircraft Held for Operating Lease and two subleased aircraft. The Company owns five Boeing 737-900ERs, four of which are currently on lease. The fifth aircraft is currently being inducted into the Company's passenger fleet. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates through the fourth quarter of 2025. In January 2025, amendments were executed to extend the lease expiry terms for three of the four remaining Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026. On each lease expiry date, the Owned Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The average age of the Owned Aircraft Held for Operating lease in our fleet was approximately 10 years as of December 31, 2024.
The Company has subleased two Boeing 737-800 aircraft, which will be delivered to Sun Country on the sublease expiry date. The subleases are classified as operating leases and do not relieve the Company of its primary lease obligations with the lessor. The Company operates the subleased aircraft under finance leases and will continue to be leased upon redelivery. The Company is entitled to fixed payments over the remaining lease terms, with additional variable lease payments based on aircraft utilization. During the year ended December 31, 2024, amendments were executed to extend the lease expiry terms for both subleased aircraft through November 2025. Upon expiry of these subleases, both aircraft will be redelivered to the Company and are expected to be inducted into the Company's passenger fleet. The average age of the two subleased aircraft was approximately 11 years as of December 31, 2024.
We currently operate 12 aircraft dedicated to our Cargo business. These freighters had an average age of 22 years as of December 31, 2024. All freighters are subleased directly from Amazon and we operate them pursuant to the A&R ATSA. In June 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20. The first additional aircraft was received in January 2025 and is expected to begin service in the first quarter of 2025. All eight additional aircraft are expected to be operational by the end of the third quarter of 2025. Based upon review of the A&R ATSA, the sublease arrangement does not qualify as a lease under ASC 842, Leases, because the Company does not control the use of the aircraft. As such, no right-of-use asset and

Table of Content
lease liability is recognized in these financial statements for the Amazon arrangement. This conclusion is unchanged from the original ATSA.
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
PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES AND EQUITY SECURITIES
Market Information
On March 17, 2021, our common stock began trading on the Nasdaq under the symbol “SNCY”. Prior to that date, there was no public market for our common stock. As of December 31, 2024, there were 53,157,964 shares of common stock outstanding and held of record by approximately three stockholders and no shares of preferred stock were outstanding. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names. We are unable to estimate the total

Table of Content
number of stockholders represented by the holders. For this reason, the actual number of stockholders is greater than this number of record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The Company has 3,600,000 shares authorized under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan, of which 2,241,578 remain available as of December 31, 2024. For more information on the Company's compensation plans, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	68,540	$33.03	2,241,578
Sun Country Airlines 2018 Equity Incentive Plan	3,501,179	$5.94	—
Total	3,569,719	$6.46	2,241,578
Purchases of Equity Security by the Issuer and Affiliated Purchasers
The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans. Any repurchases made under this program will be funded from the Company’s existing cash flows, or future cash flows. The Company did not repurchase any shares of its Common Stock during the three months ended December 31, 2024. As of December 31, 2024, the Company did not have any remaining amount of Board authorization to repurchase shares of its Common Stock.
Subsequent to December 31, 2024, the Company received authorization from its Board of Directors to repurchase up to $10,000 of its Common Stock in connection with a secondary public offering by the SCA Horus Stockholder. As part of this transaction, the Company repurchased 630,914 shares of its Common Stock, for a total cost of $10,000, or an average price of $15.85 per share.

Table of Content

Stock Performance Graph
The following graph compares the cumulative total return from March 17, 2021 through December 31, 2024 on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment on our common stock and each of the Indexes was $100 on March 17, 2021, and further assumes that all dividends are reinvested.

$160
$140
$120
$100
$80
$60
$40
3/17/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
SNCY
NYSE Arca Airline Index
NASDAQ Composite Index

	3/17/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
SNCY	$100.00	$74.90	$43.60	$43.24	$40.08
NYSE Arca Airline Index	100.00	71.28	46.12	59.15	58.56
NASDAQ Composite Index	100.00	115.67	77.39	110.99	142.78
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
ITEM 6: [RESERVED]
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms "Sun Country," "we," "us" and "our" refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2024 and 2023. Also discussed is our financial position as of December 31, 2024 and 2023. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2022 items and fiscal year 2023 compared to fiscal year 2022, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, which was filed with the SEC and is incorporated herein by reference. This section should be read in conjunction with our Consolidated Financial Statements and related

Table of Content
notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report titled “Risk Factors” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report. The “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” should be read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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

Our diversified business model, which includes a focus on leisure and VFR passengers, Charter and Cargo service, is unique in the airline sector and helps mitigate the impact of economic and industry downturns on our business when compared with other large U.S. passenger airlines. Our business model is flexible, which gives us the ability to adjust our services in response to market conditions and is intended to produce the highest possible returns for Sun Country. In June 2024, the Company entered into the A&R ATSA with Amazon that will result in an increase in the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20. The first additional aircraft was received in January 2025 and is expected to begin service in the first quarter of 2025. All eight additional aircraft are expected to be operational by the end of the third quarter of 2025. In the near term, the increase in aircraft that we operate on behalf of Amazon will result in more resources being allocated to the Cargo business. This aligns with our strategy of long-term flexibility and supports our ability to mitigate the impact of economic and industry downturns on our business.
The impact of macroeconomic conditions, continue to impact the Company, as well as the industry. For example, airports were using CARES Act funding to mitigate certain price increases. As of December 31, 2024, these funds have been largely exhausted, resulting in price increases. Certain of our operating costs have been further impacted by inflationary pressures, supply chain issues, and other macroeconomic conditions. To date, our strategy has allowed us to offset a majority of additional costs associated with the impact of macroeconomic conditions. Additionally, our Charter and Cargo businesses have the ability to pass on certain costs to customers.
For more information on our business and strategic advantages, see the "Business" section within Part I, Item 1 of this Annual Report.
Operating Revenues
Scheduled Service. Scheduled Service revenue mainly consists of base fares and expired passenger travel credits.

Table of Content
Charter. Charter revenue consists of revenue earned from our Charter business, primarily generated through our service to the DoD, collegiate and professional sports teams, and casinos.
Ancillary. Ancillary revenue consists primarily of revenue generated from air travel-related services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales.
Cargo. Cargo revenue consists of air cargo transportation services under the A&R ATSA with Amazon, primarily related to e-commerce delivery services.
Other. Other revenue consists primarily of revenue from services in connection with our SCV products, including organizing ground services, such as hotel, car and transfers, as well as the rental revenue related to certain transactions where we act as a lessor. Other revenue also includes services not directly related to providing passenger services such as the advertising, marketing and brand elements resulting from our co-branded credit card program.
Operating Expenses
Aircraft Fuel. Aircraft fuel expense includes jet fuel, federal and state taxes, and other fees. Aircraft fuel expense can be volatile, even between quarters, due to global economic and geopolitical factors, as well as domestic and local supply factors that impact the price of crude oil.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense includes salaries, hourly wages, bonuses, equity-based compensation, and profit sharing paid to employees for their services, as well as related expenses associated with medical benefits, employee benefit plans, employer payroll taxes and other employee related costs.
Aircraft Rent. Aircraft rent expense consists of monthly lease charges for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent, which consists of maintenance reserves paid to aircraft lessors in advance of the performance of significant maintenance activities that are not probable of being reimbursed to us by the lessor during the lease term, as well as lease return costs, which consist of probable costs that would be incurred at the return of the aircraft, including costs incurred to return the airframe and engines to the condition required by the lease. As of December 31, 2024, we are not operating any aircraft under an operating lease. The acquisition of future aircraft through operating leases is at the discretion of management.
Maintenance. Maintenance expense includes the cost of all parts, materials and fees for repairs performed by us and our third-party vendors to maintain our fleet. It excludes direct labor costs related to our own mechanics, which are included in salaries, wages, and benefits expense. It also excludes maintenance expenses, which are deferred based on the built-in overhaul method for owned and certain finance leased aircraft, which is subsequently amortized as a component of depreciation and amortization expense.
Sales and Marketing. Sales and marketing expense includes credit card processing fees, travel agent commissions and related GDS fees, advertising, sponsorship and distribution costs, such as the costs of our call centers, and costs associated with our loyalty program. It excludes related salary and wages of personnel, which are included in salaries, wages, and benefits expense.
Depreciation and Amortization. Depreciation and amortization expense includes depreciation of fixed assets we own, amortization of leasehold improvements, amortization of finance leased assets, as well as the amortization of certain finite-lived other intangible assets. It also includes the depreciation of significant maintenance expenses deferred under the built-in overhaul method for owned and certain finance leased aircraft.
Ground Handling. Ground handling includes ground services at airports, including baggage handling, ticket counter and other ground services.
Landing Fees and Airport Rent. Landing fees and airport rent includes aircraft landing fees and charges for the use of airport facilities.

Table of Content
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

Table of Content
Operating Statistics
Key Operating Statistics and Metrics

	Year Ended December 31, 2024 (1)				Year Ended December 31, 2023 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	29,039	10,359	13,094	53,009	26,144	10,387	13,009	50,040
Block hours (2)	92,391	20,775	33,744	148,518	82,618	21,154	34,592	139,841
Aircraft miles (2)	36,060,794	7,191,928	12,770,713	56,538,114	32,494,683	7,331,362	13,145,001	53,450,328
ASMs (thousands) (2)	6,707,308	1,270,455		8,071,949	6,044,011	1,286,175		7,416,189
TRASM (cents) (3)	10.87	15.51		11.47	12.27	14.78		12.56
Average passenger aircraft during the period (4)				43.0				41.8
Passenger aircraft at end of period (4)				45				42
Leased aircraft (5)				6				6
Cargo aircraft at end of period				12				12
Average daily aircraft utilization (hours) (4)				7.3				6.9
Average stage length (miles)				1,098				1,090
Revenue passengers carried (6)	4,483,515				4,140,663
Revenue passenger miles (RPMs) (thousands) (6)	5,648,351				5,217,852
Load factor (6)	84.2%				86.3%
Average base fare per passenger (6)	$91.25				$109.61
Ancillary revenue per passenger (6)	$68.68				$66.69
Total fare per passenger (6)	$159.93				$176.30
Charter revenue per block hour (6)		$9,485				$8,988
Fuel gallons consumed (thousands) (2)	71,631	13,666		86,185	64,450	14,299		79,574
Fuel cost per gallon, excluding indirect fuel credits				$2.77				$3.11
Employees at end of period				3,141				2,783
CASM (cents) (7)				12.01				12.43
Adjusted CASM (cents) (8)				7.59				7.49
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

Table of Content
Results of Operations
For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,		% Change
	2024	2023
Operating Revenues:
Scheduled Service	$409,133	$453,862	(10)%
Charter	197,045	190,128	4%
Ancillary	307,909	276,133	12%
Passenger	914,087	920,123	(1)%
Cargo	107,174	99,735	7%
Other	54,478	29,762	83%
Total Operating Revenues	1,075,739	1,049,620	2%

Operating Expenses:
Aircraft Fuel	237,160	246,669	(4)%
Salaries, Wages, and Benefits	326,775	295,640	11%
Aircraft Rent	—	2,281	(100)%
Maintenance	68,770	60,588	14%
Sales and Marketing	34,935	34,105	2%
Depreciation and Amortization	94,989	88,151	8%
Ground Handling	42,118	37,506	12%
Landing Fees and Airport Rent	59,549	49,615	20%
Other Operating, net	105,457	107,565	(2)%
Total Operating Expenses	969,753	922,120	5%
Operating Income	105,986	127,500	(17)%

Non-operating Income (Expense), net:
Interest Income	7,833	10,180	(23)%
Interest Expense	(44,300)	(42,634)	4%
Other, net	55	(887)	106%
Total Non-operating Expense, net	(36,412)	(33,341)	9%

Income before Income Tax	69,574	94,159	(26)%
Income Tax Expense	16,671	21,978	(24)%
Net Income	$52,903	$72,181	(27)%
Total Operating Revenues increased $26,119, or 2%, to $1,075,739 for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The revenue growth was driven by an increase in rental revenue included within Other revenue, as well as an increase in Cargo revenue due to the A&R ATSA, partially offset by a decrease in Passenger revenue as a result of a 9% decrease in total fare per passenger which was impacted by increased industry capacity. These items are discussed in further detail below.

Table of Content
Passenger. Passenger revenue decreased by $6,036, or 1%, to $914,087 for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The table below presents select operating data for lines of revenue within Passenger:

	Year Ended December 31,		% Change
	2024	2023
Scheduled Service and Ancillary Statistics:
Departures	29,039	26,144	11%
Block Hours	92,391	82,618	12%
Passengers	4,483,515	4,140,663	8%
Average base fare per passenger	$91.25	$109.61	(17)%
Ancillary revenue per passenger	$68.68	$66.69	3%
Total Fare per passenger	$159.93	$176.30	(9)%
RPMs (thousands)	5,648,351	5,217,852	8%
ASMs (thousands)	6,707,308	6,044,011	11%
TRASM (cents)	10.87	12.27	(11)%
Passenger load factor	84.2%	86.3%	(2)%

Charter Statistics:
Departures	10,359	10,387	—%
Block hours	20,775	21,154	(2)%
Charter revenue per block hour	$9,485	$8,988	6%
The year-over-year decreases in both total fare per passenger and TRASM were impacted by increased capacity across the industry. The fare decreases were offset by a 6% increase in average daily aircraft utilization and growth in the passenger fleet, which supported an increase in volume. As a result, Scheduled Service departures and ASMs both increased by 11%, which drove the 8% increase in Scheduled Service passengers. The increase in capacity also had an impact on the 2 percentage points reduction in load factor. The 8% increase in Scheduled Service passengers during the period also resulted in greater sales of ancillary products.
Passenger revenue was further supported by the $6,917 increase, or 4%, to $197,045 for Charter revenue during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to the 6% increase in Charter revenue per block hour. The improvement in Charter revenue per block hour was due to rate increases and management initiatives to reduce the number of ferry flights.
Cargo. Revenue from Cargo services increased $7,439, or 7%, to $107,174 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by rate escalations as a result of the A&R ATSA, partially offset by a 2% year-over-year decrease in block hours.
Other. Other revenue increased $24,716, or 83%, to $54,478 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Other revenue benefited from the $42,320 of lease related revenue primarily associated with an average of seven leased aircraft during the year ended December 31, 2024, as compared to $18,457 in rental revenue associated with an average of four leased aircraft during the year ended December 31, 2023. For more information on the components of our lease income, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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

Table of Content
The primary components of Aircraft Fuel expense are shown in the following table:

	Year Ended December 31,		% Change
	2024	2023
Total Aircraft Fuel Expense	$237,160	$246,669	(4)%
Indirect Fuel Credits	1,461	976	50%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$238,621	$247,645	(4)%
Fuel Gallons Consumed (thousands)	86,185	79,574	8%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.77	$3.11	(11)%
Aircraft Fuel expense decreased by 4% year-over-year, primarily due to a 11% decrease in the average fuel cost per gallon, partially offset by an 8% increase in consumption as a result of increased operations.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $31,135, or 11%, to $326,775 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The year-over-year increase in Salaries, Wages, and Benefits was due to a 13% increase in employee headcount to support the increase in total system block hours as a result of operational growth, and contractual rate increases for our pilots; partially offset by an acceleration of stock-based compensation expense recognized during the prior year for the vesting of our time-based and performance-based stock options.
Aircraft Rent. Aircraft rent expense decreased by $2,281, to $0 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Aircraft Rent expense decreased due to the composition of our aircraft fleet shifting from aircraft under operating leases to all owned aircraft or aircraft under finance leases.
Maintenance. Maintenance expense increased $8,182, or 14%, to $68,770 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The year-over-year increase in Maintenance expense was primarily driven by an increase in routine, time-based heavy maintenance and landing gear events, as well as the increase in the size of our fleet and operations.
Sales and Marketing. Sales and marketing expense increased $830, or 2%, to $34,935 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The change year-over-year was primarily driven by an increase in advertising and other costs.
Depreciation and Amortization. Depreciation and amortization expense increased $6,838, or 8%, to $94,989 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of owned aircraft and aircraft under finance leases. For the years ended December 31, 2024 and 2023, there were an average of 36 and 33 owned aircraft and 15 and 12 aircraft under finance leases, respectively.
Ground Handling. Ground handling expense increased $4,612, or 12%, to $42,118 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The year-over-year increase was primarily the result of an 8% increase in Passenger segment departures, due to our expanding operations, as well as rate increases due to market pressures.
Landing Fees and Airport Rent. Landing fees and airport rent increased $9,934, or 20%, to $59,549 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was a result of airports exhausting their remaining CARES Act funding, which increased rates. The increase was also impacted by rate increases due to market pressures and the 8% increase in Passenger segment departures as a result of our expanding operations.
Other Operating, net. Other operating, net expense decreased $2,108, or 2%, to $105,457 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This was primarily the result of our engine and part sales programs, mostly offset by an increase in operations.

Table of Content
Non-operating Income (Expense)
Interest Income. Interest income decreased by $2,347, or 23%, to $7,833 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to the reduction in the Company's average investment balance year-over-year.
Interest Expense. Interest expense increased $1,666, or 4%, to $44,300 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was due to the change in our aircraft fleet that resulted in an increase of aircraft under finance leases, owned aircraft that were financed with debt proceeds, and a loss related to the partial refinancing of the term loan credit facility. For more information on the Company's Debt, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Other, net. Other, net changed by $942 to a net benefit of $55 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The change is primarily a result of secondary offering costs incurred during the year ended December 31, 2023.
Income Tax Expense. Our effective tax rate increased by 0.7% to 24.0% for the year ended December 31, 2024, as compared to 23.3% for the year ended December 31, 2023. The increase in the effective tax rate was due to the impact of permanent stock compensation items. For more information on the Company's tax rate, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.
Segment Information
For the Years Ended December 31, 2024 and 2023:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$968,565	$107,174	$1,075,739	$949,885	$99,735	$1,049,620
Operating Expenses:
Aircraft Fuel	237,108	52	237,160	246,600	69	246,669
Salaries, Wages, and Benefits	255,887	70,888	326,775	225,744	69,896	295,640
Aircraft Rent	—	—	—	2,281	—	2,281
Maintenance	54,619	14,151	68,770	46,211	14,377	60,588
Sales and Marketing	34,935	—	34,935	34,105	—	34,105
Depreciation and Amortization	94,971	18	94,989	88,098	53	88,151
Ground Handling	42,102	16	42,118	37,506	—	37,506
Landing Fees and Airport Rent	58,951	598	59,549	49,175	440	49,615
Other Operating, net	85,199	20,258	105,457	87,293	20,272	107,565
Total Operating Expenses	863,772	105,981	969,753	817,013	105,107	922,120
Operating Income (Loss)	$104,793	$1,193	$105,986	$132,872	$(5,372)	$127,500

Operating Margin %	10.8%	1.1%	9.9%	14.0%	(5.4)%	12.1%
Passenger. Passenger operating income decreased by $28,079 to $104,793 for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Operating Margin Percentage decreased by 3.2 percentage points, to 10.8%, as compared to the year ended December 31, 2023. The year-over-year decreases in Passenger Operating Income and Operating Margin Percentage were primarily driven by a 9% decrease in total fare per passenger as a result of increased capacity across the industry, partially offset by a 8% increase in Passenger segment departures. Operating Income and Operating Margin Percentage were

Table of Content
further impacted by increased expenses as a result of contractual rate increases for our pilots, an increase in heavy maintenance and landing gear events, and rate increases for Landing Fees and Airport Rent; partially offset by an 11% decrease in the average fuel cost per gallon. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income increased by $6,565 to $1,193 for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Operating Margin Percentage increased by 6.5 percentage points over the same periods. The changes in both Operating Income and Operating Margin Percentage were driven by rate escalations attributable to executing the A&R ATSA and scheduling efficiency improvements between our segments, which partially offset the contractual rate increases for our pilots and resulted in materially consistent year-over-year Operating Expenses. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.
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
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income and Adjusted EBITDA
Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted Net Income, and Adjusted EBITDA are non-GAAP measures included as supplemental disclosure because we believe they are useful indicators of our operating performance. Derivations of Operating Income and Net Income are well-recognized performance measurements in the airline industry that are frequently used by our management, as well as by investors, securities analysts and other interested parties in comparing the operating performance of companies in our industry.
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

Table of Content
The following table presents the reconciliation of Operating Income to Adjusted Operating Income, and Adjusted Operating Income Margin for the periods presented below.

	Year Ended December 31,
	2024	2023
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$1,075,739	$1,049,620
Operating Income	105,986	127,500

Stock Compensation Expense	6,020	9,274
Adjusted Operating Income	$112,006	$136,774

Operating Income Margin	9.9%	12.1%
Adjusted Operating Income Margin	10.4%	13.0%
The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Year Ended December 31,
	2024	2023
Adjusted Net Income Reconciliation:
Net Income	$52,903	$72,181

Stock Compensation Expense	6,020	9,274
Loss on Debt Refinancing	551	—
Secondary Offering Costs	—	1,128
TRA Adjustment (a)	—	(331)
Income Tax Effect of Adjusting Items, net (b)	(1,511)	(2,392)
Adjusted Net Income	$57,963	$79,860
__________________________

(a)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense), net.
(b)	The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period. The TRA adjustment is not tax deductible and therefore not included in this adjustment.

Table of Content
The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Year Ended December 31,
	2024	2023
Adjusted EBITDA Reconciliation:
Net Income	$52,903	$72,181
Stock Compensation Expense	6,020	9,274
Secondary Offering Costs	—	1,128
TRA Adjustment (a)	—	(331)
Interest Income	(7,833)	(10,180)
Interest Expense	44,300	42,634
Provision for Income Taxes	16,671	21,978
Depreciation and Amortization	94,989	88,151
Adjusted EBITDA	$207,050	$224,835
__________________________

(a)	This represents the adjustment to the TRA for the period, which is recorded in Non-operating Income (Expense), net.
CASM and Adjusted CASM
CASM is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a metric that uses a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our Cargo operations, depreciation and amortization recognized on certain assets that generate lease income, stock-based compensation, certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and by our Board of Directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. The Company has entered into certain transactions where it serves as a lessor. As of December 31, 2024, we leased or subleased six aircraft. Depreciation and Amortization expense on these aircraft materially began during the three months ended June 30, 2023. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. Our compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.

Table of Content
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
The following tables present the reconciliation of CASM to Adjusted CASM.

	Year Ended December 31,
	2024		2023
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$969,753	12.01	$922,120	12.43
Less:
Aircraft Fuel	237,160	2.94	246,669	3.33
Stock Compensation Expense	6,020	0.07	9,274	0.12
Cargo expenses, not already adjusted above	104,634	1.30	102,995	1.39
Sun Country Vacations	1,257	0.01	1,138	0.01
Leased Aircraft, Depreciation and Amortization Expense (a)	8,059	0.10	6,669	0.09
Adjusted CASM	$612,623	7.59	$555,375	7.49

ASM (thousands)	8,071,949		7,416,189
__________________________

(a)	Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated airlines.
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
Our primary sources of liquidity as of December 31, 2024 included our existing cash and cash equivalents of $83,219 and short-term investments of $104,053, our expected cash generated from operations, and the $24,743 of available funds from the Revolving Credit Facility. We invest cash and cash equivalents in highly liquid securities with strong credit ratings. We classify our investments as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
In addition, we had restricted cash of $17,252 as of December 31, 2024, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that Charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
Our primary uses of liquidity are for operating expenses, capital expenditures, lease rentals and maintenance reserve deposits, purchase options on finance leases we are reasonably certain to exercise, debt repayments, working capital requirements, TRA payments to the pre-IPO stockholders (the “TRA holders”), and other general corporate purposes. Our single largest capital expenditure requirement relates to the acquisition of aircraft. We

Table of Content
do not maintain an aircraft order book; instead, we enter into aircraft transactions on an opportunistic basis based on market conditions, our prevailing level of liquidity and capital market availability. As a result, we are not locked into large future capital expenditures. We have historically acquired aircraft through operating leases, finance leases, and debt. Our management team retains broad discretion to allocate liquidity.
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
Aircraft – As of December 31, 2024, we had a fleet of 63 Boeing 737-NG aircraft. This includes 45 aircraft in the passenger fleet and 12 cargo operated aircraft through the A&R ATSA and six aircraft that are currently on lease to unaffiliated airlines. For more information on our fleet and related lease payments, see Note 5 and Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance of scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Consolidated Balance Sheets. As of December 31, 2024, we had $54,145 in total Lessor Maintenance Deposits. As of December 31, 2024, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. As of December 31, 2024, we had $24,743 of the $25,000 Revolving Credit Facility available due to $257 being pledged to support a letter of credit, and no balance drawn. We were in compliance with all covenants as of December 31, 2024 and 2023.
Debt - At our discretion, we obtain debt financing in order to purchase, or refinance aircraft. In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the proceeds to repay a portion of the term loan credit facility.
For more information on our credit facilities or debt, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
TRA Liability - During the years ended December 31, 2024 and 2023, we made payments of $3,350 and $2,425 to the TRA holders, respectively, which includes certain members of the Company's management and certain members of the Company's Board of Directors. The total TRA liability balance as of December 31, 2024 was $97,694, of which $10,325 was current. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. For more information on the TRA liability, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Table of Content
Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	December 31,
	2024	2023
Cash and Cash Equivalents	$83,219	$46,279
Available-for-Sale Securities	97,636	134,240
Amount Available Under Revolving Credit Facility	24,743	24,650
Total Liquidity	$205,598	$205,169

	December 31,
	2024	2023
Total Debt, net	$327,122	$401,645
Finance Lease Obligations	271,262	277,302
Operating Lease Obligations	20,650	18,830
Total Debt, net and Lease Obligations	619,034	697,777
Stockholders' Equity	570,373	514,403
Total Invested Capital	$1,189,407	$1,212,180

Debt-to-Capital	0.52	0.58

Sources and Uses of Liquidity

	Year Ended December 31,		% Change
	2024	2023
Total Operating Activities	$164,862	$174,120	(5)%

Investing Activities:
Purchases of Property & Equipment	(47,332)	(218,160)	(78)%
Proceeds from the Sale of Property & Equipment	17,166	4,953	247%
Purchases of Investments	(92,404)	(95,535)	(3)%
Proceeds from the Maturities of Investments	130,125	137,220	(5)%
Other, net	842	291	189%
Total Investing Activities	8,397	(171,231)	105%

Financing Activities:
Common Stock Repurchases	(12,134)	(68,585)	(82)%
Proceeds from Borrowings	70,000	119,200	(41)%
Repayment of Finance Lease Obligations	(45,942)	(21,883)	110%
Repayment of Borrowings	(145,518)	(69,276)	110%
Other, net	(2,874)	(1,593)	80%
Total Financing Activities	(136,468)	(42,137)	224%
Net Increase (Decrease) in Cash	$36,791	$(39,248)	194%
__________________________

“Cash” consists of Cash, Cash Equivalents and Restricted Cash
“NM” stands for not meaningful

Table of Content
Operating Cash Flow Activities
Operating activities in the years ended December 31, 2024 and 2023 provided $164,862 and $174,120 of cash, respectively. During the years ended December 31, 2024 and 2023, Net Income was $52,903 and $72,181, respectively. For more information on the components of Net Income for the years ended December 31, 2024 and 2023, refer to the Consolidated Results of Operations discussion above.
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
Aircraft Fuel. Aircraft Fuel expense represented approximately 24% and 27% of our total operating expense for the years ended December 31, 2024 and 2023, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 11% year-over-year due to the impact of global geopolitical events on the price of fuel during the year ended December 31, 2023. Fuel consumption has increased by 8% year-over-year, as a result of the increase in fleet size and total operations. We expect volatility in Aircraft Fuel prices per gallon to continue for the foreseeable future due to the impact of market conditions and global geopolitical events.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $47,332 and $218,160 for the years ended December 31, 2024 and 2023, respectively. Our capital expenditures during the year ended December 31, 2024 included the acquisition of one aircraft and other items not individually material. Our capital expenditures during the year ended December 31, 2023 primarily included the purchase of five Owned Aircraft Held for Operating Lease and one incremental aircraft for our passenger fleet.
Investments. During the years ended December 31, 2024 and 2023, our net investment activity in debt securities resulted in cash inflows of $37,721 and $41,685, respectively, due to maturities of debt securities exceeding purchases of investments. The year-over-year change is a result of a difference in timing of debt security maturities and a reduction in the Company's average investment balance year-over-year and does not represent a change in investment strategy.
Financing Cash Flow Activities
Debt. In December 2024, the Company reissued Class C trust certificates of its 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied all the proceeds to repay a portion of the term loan credit facility. During the year ended December 31, 2023, we executed a term loan credit facility with a face amount of $119,200 for the purpose of financing the five Owned Aircraft Held for Operating Lease. For additional information regarding these financing arrangements, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Finance Leases. Our repayments of finance lease obligations were $45,942 and $21,883 for the years ended December 31, 2024 and 2023, respectively. During 2024, we purchased three aircraft previously classified as finance leases, which are now unencumbered. The resulting cash outflows are recorded as payments for finance lease obligations. For the years ended December 31, 2024 and 2023, there were an average of 15 and 12 finance leases, respectively.
Common Stock Repurchases. During the year ended December 31, 2024, the Company completed open market repurchases for 755,284 shares of its Common Stock at a total cost of $11,493, or an average price of $15.22 per share. During the year ended December 31, 2024, the Company also made an excise tax payment of $641 for stock repurchases made in 2023. During the year ended December 31, 2023, the Company repurchased 4,213,975 shares of its Common Stock at a total cost of $68,585, or an average price of $16.28 per share. The repurchases were part of secondary public offerings of the Company's shares by the SCA Horus

Table of Content
Stockholder, as well as open market purchases. The settlement of a $25,000 Accelerated Share Repurchase Program occurred during January 2023, upon which the Company received an additional 480,932 shares. For more information on the Company's stock repurchases, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Other. During the years ended December 31, 2024 and 2023, we made payments of $3,350 and $2,425 to the TRA holders, respectively, which includes certain members of the Company's management and certain members of the Company's Board of Directors. For more information on the payment of the TRA, see Note 13 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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
Pass-Through Trusts. We have equipment notes outstanding issued under the 2019-1 EETC and 2022-1 EETC. Generally, the structure of the EETC financings consists of pass-through trusts created by us to issue pass-through certificates, which represent fractional undivided interests in the respective pass-through trusts and are not obligations of Sun Country. The proceeds of the issuance of the pass-through certificates are used to purchase equipment notes which are issued by us and secured by our aircraft. The payment obligations under the equipment notes are those of Sun Country. We use these certificates to finance or refinance aircraft purchases. The obligations are listed in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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
Commitments and Contractual Obligations
Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt. For further detail of our long-term debt and the timing of expected future payments, see Note 7 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report. Interest coupon payments on the Company's EETC financings are paid semi-annually. The Term Loan is repaid monthly.
•Aircraft Leases and Maintenance Reserves. For more information on our finance leases, as well as the timing of expected future lease payments, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report.
•TRA Liability. For more information on the TRA liability to be paid to the TRA holders, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report.
For additional information on the status of our union contracts, as well as our contractual obligations and commitments, refer to Note 2 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2024.

Table of Content
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
We have identified the following critical accounting policies:
–Revenue Recognition
–Asset Impairment Analysis
Revenue Recognition
Scheduled Service, Charter, and most Ancillary revenues are recognized when the passenger flight occurs. Revenues exclude amounts collected on behalf of other parties, including transportation taxes.
We initially defer Scheduled Service ticket sales as an air traffic liability and recognize revenue when the passenger flight occurs. Unused non-refundable tickets expire at the date of scheduled travel and are recorded as revenue unless the customer notifies the Company in advance of such date that the customer will not travel. If notification is made, a travel credit is created for the face value, including ancillary fees, less applicable change fees. Revenue for change fees is deferred and recognized when the passenger travel is provided.
Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. As of December 31, 2024 and 2023, the Company’s air traffic liability included $5,822 and $6,048, respectively, related to travel credits for future travel. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. During the years ended December 31, 2024 and 2023, the Company recorded $8,455 and $10,240, respectively, of estimated travel credit breakage. A portion of travel credits will expire unused, at which time any remaining revenue is recognized.
The estimated breakage rate is primarily based on historical experience of travel credit activity and other factors that may not be indicative of future trends, such as program changes or modifications that could affect the ultimate usage patterns of tickets and travel credits. The Company continuously monitors its breakage rate assumptions and may adjust its estimated breakage rate in the future. Changes in the Company’s estimated breakage rate impact revenue recognition prospectively.
For the year ended December 31, 2024, a 10% change in the Company’s estimated travel credit breakage rate would have resulted in a change to Passenger Revenue of approximately $770.
There are no critical accounting estimates associated with Charter or Cargo revenue recognition that would materially impact the amount of revenue recognized in any specific period.

Table of Content
Asset Impairment Analysis
The Company’s long-lived assets, such as Property & Equipment and Other Intangible Assets with Finite-Lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s long-lived assets include aircraft and associated engines, operating and finance lease assets, the Company’s customer relationship and over-market finite-lived Other Intangible Assets, and other long-lived assets. The Company reviews the current economic and operating environment to determine whether events or circumstances indicate that these assets (or asset groups) may be impaired. Such indicators include, but are not limited to: 1) significant, permanent decrease in the market price of the Company’s long-lived assets, 2) significant decrease in the projected cash flows generated from the use of its long-lived assets, 3) changes in the estimated useful life or productive capacity of the asset, 4) changes in the regulatory environment in which the Company operates, and 5) a decision to permanently remove flight equipment or other long-lived assets from operations. If such factors are identified and the Company determines that the carrying amount of the long-lived asset (or asset group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the asset (or asset group’s) carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
When the Company assesses its long-lived assets for impairment, it utilizes certain assumptions, including, but not limited to: 1) estimated fair value of the assets, and 2) estimated future undiscounted cash flows expected to be generated by those assets. Cash flow estimates are determined based on additional assumptions, including asset utilization, average fares, projected fuel costs and other operating costs, along with the estimated service life of the asset. Certain of these assumptions are highly volatile and could change significantly from period-to-period due to various macroeconomic and industry-specific events.
To determine whether impairment exists, the Company groups its assets based on the lowest level of identifiable cash flows. The Company operates a fleet comprised exclusively of one type of aircraft, the Boeing 737-NG. Therefore, the Company's largest asset group is its fleet of Boeing 737-NG aircraft, associated engines, as well as related finite-lived Other Intangible Assets. All of the Company’s long-lived assets are owned by, or associated with, the Passenger operating segment.
The Company has not recorded an impairment on its long-lived assets, nor did it identify any triggering events, for any of the periods presented in these Consolidated Financial Statements.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. For example, based on our forecasted Aircraft Fuel expense for the first quarter of 2025, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase Aircraft Fuel expense by approximately $250. Aircraft Fuel expense does not include amounts where we are considered the customer's agent for procuring fuel. We had no fuel option and swap contracts in place to hedge the economic risk associated with volatile fuel prices as of December 31, 2024. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. A change in market interest rates would impact interest expense under the term loan credit facility used to finance the Owned Aircraft Held for Operating Lease. In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the

Table of Content
proceeds to repay a portion of the term loan credit facility. This significantly reduced the Company's exposure to market risk associated with changes in interest rates related to our variable-rate debt. A 100 basis point increase in interest rates on the term loan would result in a corresponding increase in interest expense of approximately $331 annually. The Company also maintains a $25,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of December 31, 2024, the Company had $24,743 of financing available through the Revolving Credit Facility, as $257 had been pledged to support a letter of credit. As of December 31, 2024, no amounts on the Revolving Credit Facility had been drawn.
Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $97,636 as of December 31, 2024. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.

Table of Content
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sun Country Airlines Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sun Country Airlines Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Table of Content
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

Sufficiency of audit evidence over aircraft transactions

As discussed in Note 5 to the consolidated financial statements, the Company operates 51 passenger aircraft, including owned and leased aircraft. During the year ended December 31, 2024, the Company acquired one incremental owned aircraft, took control of two aircraft through finance lease arrangements, executed the purchase option on three aircraft that were previously under finance lease arrangements and accepted delivery of one aircraft that was previously leased to an unaffiliated airline. As of December 31, 2024, the Company had recorded total aircraft and flight equipment of $775,210 thousand, aircraft and flight equipment held for operating lease of $124,383 thousand, and finance lease assets of $309,877 thousand.

We identified the evaluation of the sufficiency of audit evidence over the Company’s aircraft purchase and lease transactions as a critical audit matter. The volume and magnitude of the transactions facilitating the revenue generating activities of the Company required subjective auditor judgement in determining the nature and extent of procedures to perform and in evaluating those procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied subjective auditor judgment to determine the nature and extent of procedures to be performed over aircraft purchase and lease transactions. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s identification and recording of aircraft purchase and lease transactions and related financial statement disclosures. We inquired with management, including general counsel, regarding executed aircraft transactions, read meeting minutes of the Company’s board of directors and compared the Company’s records of its existing fleet of aircraft to third-party external information. For each aircraft transaction, we evaluated the amounts recorded by the Company and the related presentation by comparing such amounts to relevant underlying documentation, including purchase agreements, cash settlement, and contractual lease agreements. We evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
Minneapolis, Minnesota
February 12, 2025

Table of Content

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$83,219	$46,279
Restricted Cash	17,252	17,401
Investments	104,053	141,127
Accounts Receivable, net of an allowance for credit losses of $617 and $17, respectively	35,296	38,166
Short-term Lessor Maintenance Deposits	521	1,046
Inventory, net of a reserve for obsolescence of $784 and $977, respectively	10,467	7,793
Prepaid Expenses	13,837	15,823
Other Current Assets	1,939	3,716
Total Current Assets	266,584	271,351
Property & Equipment, net:
Aircraft and Flight Equipment	775,210	685,559
Aircraft and Flight Equipment Held for Operating Lease	124,383	154,185
Ground Equipment and Leasehold Improvements	46,550	39,847
Computer Hardware and Software	22,436	17,875
Finance Lease Assets	309,877	304,384
Rotable Parts	26,626	19,848
Total Property & Equipment	1,305,082	1,221,698
Accumulated Depreciation & Amortization	(334,993)	(252,717)
Total Property & Equipment, net	970,089	968,981
Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $29,903 and $24,190, respectively	77,838	83,551
Operating Lease Right-of-use Assets	16,896	14,917
Aircraft Deposits	7,925	9,564
Long-term Lessor Maintenance Deposits	53,624	44,675
Other Assets	14,998	8,365
Total Other Assets	393,504	383,295
Total Assets	$1,630,177	$1,623,627
See accompanying Notes to Consolidated Financial Statements

Table of Content
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$56,034	$59,011
Accrued Salaries, Wages, and Benefits	38,327	33,305
Accrued Transportation Taxes	20,534	18,097
Air Traffic Liabilities	160,686	157,996
Finance Lease Obligations	20,175	44,756
Loyalty Program Liabilities	10,121	9,898
Operating Lease Obligations	3,281	2,219
Current Maturities of Long-term Debt, net	87,579	74,177
Income Tax Receivable Agreement Liability	10,325	3,250
Other Current Liabilities	15,228	15,873
Total Current Liabilities	422,290	418,582
Long-term Liabilities:
Finance Lease Obligations	251,087	232,546
Loyalty Program Liabilities	4,480	3,839
Operating Lease Obligations	17,369	16,611
Long-term Debt, net	239,543	327,468
Deferred Tax Liability	23,566	9,148
Income Tax Receivable Agreement Liability	87,369	97,794
Other Long-term Liabilities	14,100	3,236
Total Long-term Liabilities	637,514	690,642
Total Liabilities	1,059,804	1,109,224
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Common Stock with $0.01 par value, 995,000,000 shares authorized, 59,500,970 and 58,878,723 issued and 53,157,964 and 53,291,001 outstanding at December 31, 2024 and 2023, respectively	595	589
Preferred Stock with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Treasury Stock, at cost, 6,343,006 and 5,587,722 shares held at December 31, 2024 and 2023, respectively	(105,866)	(94,341)
Additional Paid-In Capital	528,604	513,988
Retained Earnings	147,132	94,229
Accumulated Other Comprehensive Loss	(92)	(62)
Total Stockholders' Equity	570,373	514,403
Total Liabilities and Stockholders' Equity	$1,630,177	$1,623,627
See accompanying Notes to Consolidated Financial Statements

Table of Content
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating Revenues:
Passenger	$914,087	$920,123	$792,433
Cargo	107,174	99,735	90,350
Other	54,478	29,762	11,661
Total Operating Revenue	1,075,739	1,049,620	894,444

Operating Expenses:
Aircraft Fuel	237,160	246,669	268,363
Salaries, Wages, and Benefits	326,775	295,640	245,855
Aircraft Rent	—	2,281	8,768
Maintenance	68,770	60,588	46,604
Sales and Marketing	34,935	34,105	31,053
Depreciation and Amortization	94,989	88,151	67,641
Ground Handling	42,118	37,506	33,816
Landing Fees and Airport Rent	59,549	49,615	45,658
Other Operating, net	105,457	107,565	90,978
Total Operating Expenses	969,753	922,120	838,736
Operating Income	105,986	127,500	55,708

Non-operating Income (Expense), net:
Interest Income	7,833	10,180	4,527
Interest Expense	(44,300)	(42,634)	(31,018)
Other, net	55	(887)	(5,235)
Total Non-operating Expense, net	(36,412)	(33,341)	(31,726)

Income before Income Tax	69,574	94,159	23,982
Income Tax Expense	16,671	21,978	6,306
Net Income	$52,903	$72,181	$17,676

Net Income per share to common stockholders:
Basic	$1.00	$1.30	$0.31
Diluted	$0.96	$1.23	$0.29
Shares used for computation:
Basic	52,908,322	55,507,144	57,951,955
Diluted	55,055,897	58,524,652	61,046,595
See accompanying Notes to Consolidated Financial Statements

Table of Content
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income	$52,903	$72,181	$17,676

Other Comprehensive (Loss) Income:
Net unrealized (losses) gains on Available-for-Sale securities, net of deferred tax (benefit) expense of $(8), $222, and $(241), respectively	(30)	745	(807)
Other Comprehensive (Loss) Income	(30)	745	(807)
Comprehensive Income	$52,873	$72,926	$16,869

See accompanying Notes to Consolidated Financial Statements

Table of Content
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Warrants	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2021	1,643,660	57,872,452	$579	—	$—	$485,638	$4,372	$—	$490,589
Stock issued for Stock-Based Awards	—	345,195	3	—	—	1,983	—	—	1,986
Net Stock Settlement of Stock-Based Awards	—	—	—	1,823	(52)	—	—	—	(52)
Common Stock Repurchases	—	—	—	890,586	(17,553)	(7,501)	—	—	(25,054)
Net Income	—	—	—	—	—	—	17,676	—	17,676
Amazon Warrants	758,608	—	—	—	—	5,600	—	—	5,600
Stock-based Compensation	—	—	—	—	—	2,774	—	—	2,774
Other Comprehensive Loss	—	—	—	—	—	—	—	(807)	(807)
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock issued for Stock-Based Awards	—	661,076	7	—	—	2,653	—	—	2,660
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Common Stock Repurchases and Excise Tax	—	—	—	4,694,907	(76,728)	7,501	—	—	(69,227)
Net Income	—	—	—	—	—	—	72,181	—	72,181
Amazon Warrants	821,825	—	—	—	—	6,066	—	—	6,066
Stock-based Compensation	—	—	—	—	—	9,274	—	—	9,274
Other Comprehensive Income	—	—	—	—	—	—	—	745	745
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock issued for Stock-Based Awards	—	622,247	6	—	—	2,063	—	—	2,069
Common Stock Repurchases and Excise Tax	—	—	—	755,284	(11,525)	—	—	—	(11,525)
Net Income	—	—	—	—	—	—	52,903	—	52,903
Amazon Warrants	885,042	—	—	—	—	6,533	—	—	6,533
Stock-based Compensation	—	—	—	—	—	6,020	—	—	6,020
Other Comprehensive Loss	—	—	—	—	—	—	—	(30)	(30)
December 31, 2024	4,109,135	59,500,970	$595	6,343,006	$(105,866)	$528,604	$147,132	$(92)	$570,373
See accompanying Notes to Consolidated Financial Statements

Table of Content
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income	$52,903	$72,181	$17,676
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	94,989	88,151	67,641
Income Tax Receivable Agreement Liability Adjustment	—	(331)	5,000
Operating Lease Right-of-use Assets	2,020	4,291	1,538
Gain on Asset Transactions, net	(6,285)	(1,305)	(1,107)
Amortization of Over-market Assets	1,713	1,300	—
Deferred Income Taxes	14,427	21,886	4,893
Amazon Warrants Expense	4,357	6,066	5,600
Stock-based Compensation Expense	6,020	9,274	2,774
Other, net	367	(2,267)	(1,108)
Changes in Operating Assets and Liabilities:
Accounts Receivable	11,223	(2,667)	(3,312)
Inventory	(5,041)	(1,458)	(3,014)
Prepaid Expenses	1,986	(4,394)	(2,918)
Lessor Maintenance Deposits	(15,712)	(12,047)	(13,005)
Aircraft Deposits	—	(457)	(2,583)
Other Assets	(3,573)	(2,881)	(8,403)
Accounts Payable	(2,961)	(3,028)	17,623
Accrued Transportation Taxes	2,437	430	4,930
Air Traffic Liabilities	2,690	1	39,433
Loyalty Program Liabilities	864	(1,701)	(4,281)
Operating Lease Obligations	(2,178)	(4,387)	(1,718)
Other Liabilities	4,616	7,463	1,781
Net Cash Provided by Operating Activities	164,862	174,120	127,440
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(47,332)	(218,160)	(187,922)
Proceeds from the Sale of Property & Equipment	17,166	4,953	2,451
Purchases of Investments	(92,404)	(95,535)	(178,960)
Proceeds from the Maturities of Investments	130,125	137,220	5,000
Other, net	842	291	10,101
Net Cash Provided by (Used in) Investing Activities	8,397	(171,231)	(349,330)
Cash Flows from Financing Activities:
Common Stock Repurchases	(12,134)	(68,585)	(25,054)
Proceeds from Borrowings	70,000	119,200	188,277
Repayment of Finance Lease Obligations	(45,942)	(21,883)	(42,062)
Repayment of Borrowings	(145,518)	(69,276)	(113,492)
Other, net	(2,874)	(1,593)	(636)
Net Cash (Used in) Provided by Financing Activities	(136,468)	(42,137)	7,033
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	36,791	(39,248)	(214,857)
Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	63,680	102,928	317,785
Cash, Cash Equivalents and Restricted Cash--End of the Period	$100,471	$63,680	$102,928
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental information:
Cash Payments for Interest	$42,784	$41,454	$24,051
Cash Payments for Income Taxes, net	392	1,498	1,691
Non-cash transactions:
Aircraft and Flight Equipment Acquired under Finance Leases	40,116	18,419	40,480
Changes to Finance Lease Assets due to Lease Modifications	6,513	26,427	46,311
Aircraft and Flight Equipment Acquired from Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	40,632	2,386	28,012
Purchases of Property & Equipment in Accounts Payable	3,219	3,035	4,367
Property & Equipment Acquired through Maintenance Contract Incentive Liability	10,307	2,149	—
Maintenance Rights Asset Capitalized into Aircraft and Flight Equipment upon End of Lease	5,054	—	—
Maintenance Rights Asset Converted to Accounts Receivable upon End of Lease	4,265	—	—
Settlement of Accelerated Share Repurchase Program	—	7,501	—
Derecognition of Operating Lease Right-of-Use Assets, net due to Purchase Aircraft and Flight Equipment	—	—	8,674
Derecognition of Operating Lease Obligations due to Purchase Aircraft and Flight Equipment	—	—	8,674
The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Consolidated Balance Sheets:

	December 31,
	2024	2023	2022
Cash and Cash Equivalents	$83,219	$46,279	$92,086
Restricted Cash	17,252	17,401	10,842
Total Cash, Cash Equivalents and Restricted Cash	$100,471	$63,680	$102,928
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
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant areas of judgment relate to passenger revenue recognition, maintenance under the built-in overhaul method, lease accounting, impairment of long-lived and other intangible assets, and air traffic liabilities.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the Consolidated Financial Statements.
A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:
Revenue Recognition – Scheduled Service, Charter, and most ancillary revenues are recognized when the passenger flight occurs. Revenues exclude amounts collected on behalf of other parties, including transportation taxes.
Scheduled Service. The Company initially defers ticket sales as an Air Traffic Liability and recognizes revenue when the passenger flight occurs. Unused non-refundable tickets expire at the date of scheduled travel and are recorded as revenue unless the customer notifies the Company in advance of such date that the customer will not travel. If notification is made, a travel credit is created for the face value, including ancillary fees, less applicable change fees. Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. Therefore, these credits are recorded as a current liability on the Company's Consolidated Balance Sheets. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. The estimated breakage rate is primarily based on historical experience of travel credit activity and other factors that may not be indicative of future trends, such as program changes or modifications that could affect the ultimate usage patterns of tickets and travel credits. The Company continuously monitors its breakage rate assumptions and may adjust its estimated breakage rate in the future. Changes in the Company’s estimated breakage rate impact revenue recognition prospectively. The Company currently accounts for direct selling costs, including credit card fees, and commissions, in accordance with the terms of each service. The expense is deferred and recognized when the travel occurs.

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

Revenue is recognized as the services are performed based on Block Hours operated on behalf of customers. The costs of obtaining the Company's Charter contracts are not material.
Cargo. In December 2019, the Company signed the ATSA with Amazon. In June 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20 in 2025. The first additional aircraft was received in January 2025 and is expected to begin service in the first quarter of 2025. All eight additional aircraft are expected to be operational by the end of the third quarter of 2025. The A&R ATSA includes an initial six-year term, which expires in October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term. The ATSA has annual rate escalations. Cargo revenue is typically recognized based on hours flown, number of flights, and the number of aircraft operated during a reporting period.
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

The A&R ATSA with Amazon consists of three main components of consideration, which are unchanged from the original ATSA; a fixed amount is received each month per aircraft, a fixed amount is received each month per flight, and an amount per block hour is received each month. The A&R ATSA contains a SLA and penalties for certain delays and cancellations. The SLA can result in a bonus or penalty for the month depending on the Company's performance. The economics of the three main components of consideration and the SLA for the A&R ATSA have been revised from the original ATSA. When determining the transaction price, the Company will estimate the variable consideration and consideration payable to Amazon over the contract term. Each period, the Company updates its estimate for the variable consideration and consideration payable to the customer and treats the adjustment as an adjustment to the transaction price. When updating the estimate, the Company considers whether there are any changes in expected block hours, changes in expected bonuses or penalties based on performance, changes in warrants expected to be issued, and changes in reimbursable costs. The transaction price is allocated to the performance obligations based on their relative standalone selling price. The transaction price for Flight Services, which includes an upfront payment for startup costs, is reduced by the estimated value of warrants to be issued to Amazon based on expected performance under the A&R ATSA.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Loyalty Program Accounting – The Company records a liability for loyalty points earned by passengers under its Sun Country Rewards program using two methods: 1) a liability for points that are earned by passengers on purchases of the Company’s services is established by deferring revenue based on the redemption value net of breakage, and 2) a liability for points attributed to loyalty points issued to the Company’s co-branded credit card holders is established by deferring a portion of payments received from the Company’s co-branded agreement. The Company’s Sun Country Rewards program allows for the redemption of loyalty points to include payment towards air travel, land travel, taxes, and other ancillary purchases. The Company determines the standalone selling price of loyalty points issued using a redemption value approach, which considers the value a passenger will receive upon redemption of the loyalty points. Consideration allocated to loyalty points is deferred, net of estimated breakage, and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs. The Company estimates breakage for loyalty points that are not likely to be redeemed. These estimates are based on historical experience of loyalty point redemption activity and other factors, such as program changes and modifications that could affect the ultimate usage pattern of loyalty points. The current portion of the Loyalty Point Liability is an estimate based on historical redemption patterns over the past 12 months.
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
The Debt Securities are classified as Current Assets on the Consolidated Balance Sheets because the securities are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. These investments have original maturities of three months or greater. As of December 31, 2024, all of the Company's outstanding Debt Securities will mature by June 2026. The Company limits its exposure to any one issuer or market sector and largely limits its investments to investment grade quality securities. Securities downgraded below policy minimums after purchase will be disposed of in accordance with the Company’s investment policy.
The Company's Debt Securities are classified as Available-for-Sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized gains and losses on the Company's Available-for-Sale securities are excluded from Net Income and are reported as a component of Accumulated Other Comprehensive Income, net of income tax effects, within Stockholders' Equity on the Consolidated Balance Sheets until realized. Realized gains and losses are recorded using the specific identification method and

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

reflected in Other, net within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations. The Company did not realize any gains or losses on its Available-for-Sale investments for the years ended December 31, 2024, 2023 and 2022. Premiums and discounts recorded on Available-for-Sale debt securities are accounted for in Interest Income within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations.
At each reporting period, the Company assesses its Available-for-Sale investments in an unrealized loss position to determine whether an impairment exists. The Company will record an impairment if management intends to sell an impaired security, will likely be required to sell a security before recovery of the entire amortized cost, or the same level of collectible cash flows from the security is no longer expected. The entire impairment will be included in Other, net within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations. The Company did not recognize any impairment losses on its Available-for-Sale investments for the years ended December 31, 2024, 2023 and 2022.
Accounts Receivable – Accounts Receivable are recorded at the amount due from customers and do not bear interest. They consist primarily of amounts due from Amazon, credit card companies associated with ticket sales and Charter customers. The Company's Accounts Receivable balances at December 31, 2024 and 2023 also included $612 and $664, respectively, due from aircraft lessors related to maintenance deposits. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. During the year ended December 31, 2024, no amounts in Accounts Receivable were written off. For the years ended December 31, 2023 and 2022, $127 and $70 in Accounts Receivable were written off, respectively.
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
Maintenance reserve payments that are expected to be recoverable via reimbursable expenses are reflected as Lessor Maintenance Deposits on the accompanying Consolidated Balance Sheets. These deposits are expected to be reimbursed to the Company upon performance of maintenance activities. Upon completion of the maintenance event, the lessor is billed and the amount due is recorded in Accounts Receivable. Lessor Maintenance Deposits deemed improbable of recovery are expensed as incurred and recorded within Aircraft Rent.
The Company makes certain assumptions at the inception of the lease and at each Balance Sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor, and the estimated number of flight hours and cycles the aircraft is to be utilized before it is purchased or returned to the lessor. Changes in estimates are accounted for on a prospective basis. As of December 31, 2024, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Inventory – Inventory primarily consist of expendable parts related to flight equipment, which cannot be economically repaired, reconditioned or reused after removal from the aircraft, are carried at average cost and charged to operations as consumed. An allowance for obsolescence and excess is provided over the remaining useful life of the related fleet for spare parts expected to be on hand at the date that aircraft type is retired from service. These parts are assumed to have an estimated residual value of 10% of the original cost.

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
Finance Leases
Finance leases are initially recorded at the net present value of future minimum lease payments, which includes certain lease and non-lease components. Finance leases generally have one of these five attributes: 1) ownership of the underlying asset transfers to the Company at the end of the lease term, 2) the lease agreement contains a purchase option that the Company is reasonably certain to exercise, 3) the lease term represents the major part of the asset’s economic life, 4) the present value of lease payments over the lease term equals or exceeds substantially all of the fair value of the asset, and 5) the underlying asset is so specialized in nature that it provides no alternative use to the lessor after the lease term. Finance Lease Assets are presented separately on the Consolidated Balance Sheets. The Company depreciates Finance Lease Assets consistent with its useful life policy presented within "Property & Equipment".
Leased Aircraft Return Costs
The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes, engines, and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. The Company assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. When costs become both probable and estimable, lease return costs are expensed on the Consolidated Statements of Operations.
Property & Equipment – Property and equipment are recorded at cost or fair value on the date of acquisition and depreciated, when the asset is ready for its intended use, on a straight-line basis to an estimated residual value over their estimated useful lives or lease term (if applicable), whichever is shorter, as follows:

Airframes	10-25 years (depending on age)
Engines – Core	7 or 12 years (based on remaining cycles)
Engines - Initial Greentime (time remaining until the first scheduled major maintenance event)	1st scheduled maintenance event
Leasehold Improvements, Aircraft, Other	3-25 years (or life of lease, if shorter)
Office and Ground Equipment	5-7 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases (1)	Lesser of the lease term or economic life
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 9 years
_____________________________

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
Maintenance Rights Asset - During the year ended December 31, 2023, the Company acquired five Boeing 737-900ERs that at the time of purchase were on lease to an unaffiliated airline. Upon purchase of the Owned Aircraft Held for Operating Lease, the Company recognized a Maintenance Rights Asset which represents the Company’s contractual right to receive the aircraft in a specified maintenance condition at the end of the lease.

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
Subsequent accounting for the Maintenance Rights Asset will occur at the end of the lease term when the end of lease compensation has been settled between the Company and the unaffiliated lessee. One of the following scenarios will occur based on the underlying facts and circumstances: 1) the aircraft is returned at lease expiry in the contractually specified maintenance condition without any cash payment to the Company by the lessee, the Maintenance Rights Asset is relieved, and an aircraft improvement asset is recorded to the extent the improvement is substantiated and deemed to meet the Company’s capitalization policy; 2) the lessee pays the Company cash compensation at lease expiry in excess of the value of the Maintenance Rights Asset, the excess is recognized as revenue and presented within Other Revenue on the Consolidated Statements of Operations; or 3) the lessee pays the Company cash compensation at lease expiry that is less than the value of the Maintenance Rights Asset, the shortfall is recorded as an aircraft improvement asset to the extent the improvement is substantiated and meets the Company’s capitalization policy, if it does not meet capitalization criteria the shortfall is recognized as an expense within Maintenance on the Consolidated Statements of Operations. Any aircraft improvement will be applied at the aircraft component level, will be depreciated in accordance with the Company’s policy and reported as a component of Depreciation and Amortization on the accompanying Consolidated Statements of Operations.
Asset Impairment Analysis – Long-lived assets, such as Property & Equipment and Finite-Lived Other Intangible Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If circumstances require a long-lived asset or asset group be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
No impairment losses on the Company's long-lived assets were recognized during the years ended December 31, 2024, 2023 or 2022.
Goodwill and Other Intangible Assets – Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Other Intangible Assets with Indefinite-Lives represents a tradename acquired in a business combination. Other Intangible Assets with Finite-Lives represent customer relationships acquired in a business combination and over-market lease assets acquired when the Company purchased five Owned Aircraft Held for Operating Lease. Goodwill and Other Intangible Assets with Indefinite-Lives must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that they might be impaired. Goodwill is tested at the reporting unit level. The Company has two reporting units: Passenger and Cargo, all of the Company's Goodwill balance is associated with the Passenger reporting unit.
Other Intangible Assets with Finite-Lives are amortized over an estimated useful life. The estimated useful life for the Company's customer relationship intangible asset was based on several factors, including the effects of demand, competition, contractual relationship, and other business factors. The Company concluded that the customer relationships Finite-Lived Other Intangible Assets have an estimated life of 12 years and are being amortized over this period on a straight-line basis. The Company's over-market lease asset will be amortized over the remaining lease terms for the respective aircraft. As of December 31, 2024, the remaining leases expire over various dates through the fourth quarter of 2025. In January 2025, amendments were executed to

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

extend the lease expiry terms for three of the four remaining Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026.
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
When the Company evaluates Goodwill or its Other Indefinite-Lived Intangible Assets for impairment using a quantitative approach, the Company utilizes market and income approach valuation techniques. These measurements include the following key assumptions, 1) forecasted revenues, expenses and cash flows, 2) current discount rates, 3) comparative market multiples, 4) observable market transactions, and 5) anticipated changes to the regulatory environment. These assumptions are consistent with those that hypothetical market participants would use. Because the Company is required to make estimates and assumptions when evaluating Goodwill and Other Indefinite-Lived Intangible Assets for impairment, actual transaction amounts may differ materially from these estimates.
The Company performed its most recent annual Goodwill and Other Indefinite-Lived Intangible Assets impairment analysis as of October 1, 2024. The Company did not recognize any impairment losses for the years ended December 31, 2024, 2023 or 2022.
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
TRA Liability – In connection with the Company’s IPO, the legal entity Sun Country Airlines Holdings, Inc. entered into a TRA with the pre-IPO stockholders (the “TRA holders”). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or are deemed to realize in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). The Company will retain the benefit of the remaining 15% of these cash savings.
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
The Company began making TRA payments during the year ended December 31, 2023. TRA payments are classified as Financing Activities in the Company's Consolidated Statement of Cash Flows. The portion of the TRA expected to be paid in the next 12 months is reflected as a current liability on the Consolidated Balance Sheets. All other amounts are reflected as a non-current liability on the Consolidated Balance Sheets.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Aircraft Fuel - The Company’s operations are inherently dependent upon the price of aircraft fuel. Aircraft fuel expense includes jet fuel, federal and state taxes, and other fees. As of December 31, 2024 and 2023, the Company had no outstanding fuel derivative contracts.
Sales and Marketing - Sales and Marketing expense includes credit card processing fees, travel agent commissions and related global distribution systems fees, advertising, sponsorship and distribution costs, such as the costs of our call centers, and costs associated with our loyalty program. The Company expenses advertising costs as incurred.
Equity Incentive Plan – Under its Equity Incentive Plan, the Company has primarily issued Time-Based Stock Options, Performance-Based Stock Options, Restricted Stock, PRSUs, and RSU awards. Further, the Company has elected to account for forfeitures as they occur, rather than forecasting the future forfeitures. If an award is forfeited prior to vesting, the associated reduction in expense is reflected net in stock-based compensation expense in that period. Stock compensation expense is reported as a component of Salaries, Wages, and Benefits within the Company's Consolidated Statement of Operations. See Note 9 for further information on the Equity Incentive Plan.
Earnings per Share - Basic earnings per share, which excludes dilution, is computed by dividing Net Income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of shares relating to securities or other contracts to issue common stock is calculated by applying the treasury stock method. The treasury stock method assumes a hypothetical issuance of shares to settle the securities or other contracts to issue common stock, with the assumed proceeds used to purchase common stock at the average market price for the period. Assumed proceeds include the amount to be paid upon exercise, if applicable, and the average unrecognized compensation cost. The difference between the number of shares assumed issued and the number of shares assumed purchased represents the dilutive shares.
Warrants held by Amazon are included in the calculation of dilutive weighted average shares outstanding as of the date the warrants vest to the extent the impact is dilutive. The unvested warrants have not been included in dilutive shares as their performance condition has not been satisfied.
During the year ended December 31, 2023, all conditions associated with the time-based and performance-based options granted under the SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan were met. As a result, 100% of the performance-based stock options vested and are included in the calculation of dilutive shares to the extent the impact is dilutive. As of December 31, 2022, 33% of the performance-based stock options had vested and 59% of the awards were expected to vest. Prior to this, the performance conditions for the Company's unvested performance-based stock options were assessed quarterly and were included in the calculation of dilutive shares to the extent that the performance conditions had been met and the impact would be dilutive.
Concentration Risk
Approximately 25% and 27% of the Company’s Accounts Receivable balances as of December 31, 2024, and 2023 were due from Amazon, respectively. In addition, approximately 13% and 21% of the Company’s Accounts Receivable balances as of December 31, 2024 and 2023, were due from one financial institution for tickets purchased via credit cards.
Approximately 45% of the Company's fuel purchases were made from two vendors that each had fuel purchases representing 10% or more of the Company's total fuel purchases during the year ended December 31, 2024. Approximately 59% and 69% of the Company's fuel purchases were made from three vendors that each had fuel purchases representing 10% or more of the Company's total fuel purchases for the years ended December 31, 2023 and 2022, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Approximately 60% of the Company’s workforce were under union contracts as of December 31, 2024 with four different unions: ALPA, IBT, TWU and AMFA. As of December 31, 2024, approximately 100% of the Company’s union workforce are under contracts that are being negotiated, have become amendable or will expire within the next year.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help users of financial statements understand how the CODM evaluates segment expenses and operating results. The ASU does not change how an entity identifies its operating segments. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. On January 1, 2024, the Company adopted ASU 2023-07 on a prospective basis, as required by the standard. See Note 16 included within these Consolidated Financial Statements for additional information.
Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company continues to assess the impact of this ASU on its Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the Statement of Operations; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes of the financial statements. The ASU is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company continues to assess the impact of this ASU on its Consolidated Financial Statements.
3. REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Passenger (consisting of Scheduled Service, Charter, and Ancillary), Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the DoD, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon under both the original ATSA and the A&R ATSA. For more information on the original and the A&R ATSA, see Note 2 included within these Consolidated Financial Statements. Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company serves as a lessor.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The significant categories comprising Operating Revenues are as follows:

	Year Ended December 31,
	2024	2023	2022
Scheduled Service	$409,133	$453,862	$438,308
Charter	197,045	190,128	161,619
Ancillary	307,909	276,133	192,506
Passenger	914,087	920,123	792,433
Cargo	107,174	99,735	90,350
Other	54,478	29,762	11,661
Total Operating Revenue	$1,075,739	$1,049,620	$894,444
The Company attributes and measures its Operating Revenue by geographic region as defined by the DOT for airline reporting based upon the origin of each passenger and cargo flight segment.
The Company’s operations are highly concentrated in the U.S., primarily within its MSP home market, but include service to many international locations, primarily based on Scheduled Service to Latin America during the winter season and on military Charter flights.
Total Operating Revenues by geographic region are as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$1,039,339	$1,008,582	$857,764
Latin America	36,400	40,548	36,537
Other	—	490	143
Total Operating Revenue	$1,075,739	$1,049,620	$894,444
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
As part of the ATSA executed in December 2019, Amazon paid the Company $10,300 toward start-up costs. Upon signing the ATSA, Amazon received 632,183 fully vested warrants to purchase the Company’s common stock, with a fair value of $4,667. This fair value was assigned to a portion of the $10,300 cash received from Amazon and the remaining $5,633 was recorded in Other Liabilities on the Company’s Consolidated Balance Sheets. This deferred up-front payment is being amortized into revenue over the remaining term of the A&R ATSA and is immaterial on an annual basis. The warrant agreement was not amended in connection with the A&R ATSA, and Amazon did not receive any additional warrants in connection with the A&R ATSA. Accordingly, warrants issued to Amazon will continue to vest in accordance with the terms of the warrant agreement executed in December 2019.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Contract Assets and Liabilities are as follows:

	December 31,
	2024	2023
Contract Assets
Amazon Contract	$4,135	$1,493
Total Contract Assets	$4,135	$1,493

Contract Liabilities
Air Traffic Liabilities	$160,686	$157,996
Loyalty Program Liabilities	14,601	13,737
Amazon Contract	1,612	2,575
Total Contract Liabilities	$176,899	$174,308
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the year ended December 31, 2024, $155,151 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2023.
Loyalty Program
The Sun Country Rewards program provides loyalty awards to program members based on accumulated loyalty points. For more information on the Company's loyalty awards to program members, see Note 2 include within these Consolidated Financial Statements. The balance of the Loyalty Program Liabilities fluctuates based on seasonal patterns, which impacts the volume of loyalty points awarded through travel or issued to co-branded credit card and other partners (deferral of revenue) and loyalty points redeemed (recognition of revenue). Due to these reasons, the timing of loyalty point redemptions can vary significantly.
Changes in the Loyalty Program Liabilities are as follows:

	2024	2023
Balance - January 1	$13,737	$15,437
Loyalty Points Earned	8,810	8,250
Loyalty Points Redeemed (1) (2)	(7,946)	(9,950)
Balance - December 31	$14,601	$13,737
________________________________

(1)	Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
(2)	Includes $355 of Other Deferred Loyalty payments, net of the amount earned for the year ended December 31, 2024.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

4. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Net Income	$52,903	$72,181	$17,676

Denominator:
Weighted Average Common Shares Outstanding - Basic	52,908,322	55,507,144	57,951,955
Dilutive effect of Stock Options, RSUs and Warrants	2,147,575	3,017,508	3,094,640
Weighted Average Common Shares Outstanding - Diluted	55,055,897	58,524,652	61,046,595

Basic earnings per share	$1.00	$1.30	$0.31
Diluted earnings per share	$0.96	$1.23	$0.29
The Company has excluded 4,646,754 of stock options, RSUs and warrants that would have had an anti-dilutive effect on its diluted earnings per share calculation for the year ended December 31, 2024. The Company's anti-dilutive shares for the years ended December 31, 2023 and 2022 were not material to the Consolidated Financial Statements.
5. AIRCRAFT
As of December 31, 2024, Sun Country's fleet consisted of 63 Boeing 737-NG aircraft, comprised of 58 Boeing 737-800s and five Boeing 737-900ERs.
The following tables summarize the Company’s aircraft fleet activity for the years ended 2024 and 2023, respectively:

	December 31, 2023	Additions	Reclassifications	Removals	December 31, 2024
Passenger:
Owned	29	1	4	—	34
Finance leases	13	1	(3)	—	11
Sun Country Airlines' Fleet	42	2	1	—	45
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	(1)	—	4
Subleased Aircraft (1)	1	1	—	—	2
Total Aircraft Operated	60	3	—	—	63

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	December 31, 2022	Additions	Reclassifications	Removals	December 31, 2023
Passenger:
Owned	29	1	—	(1)	29
Finance leases	11	—	2	—	13
Operating leases	2	—	(2)	—	—
Sun Country Airlines' Fleet	42	1	—	(1)	42
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	—	5	—	—	5
Subleased Aircraft (1)	—	1	—	—	1
Total Aircraft Operated	54	7	—	(1)	60

(1)	The head leases associated with these subleases are classified as finance leases.
During the year ended December 31, 2024, the Company acquired one incremental owned aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to the same unaffiliated airline to whom we subleased another aircraft during the year ended December 31, 2023. During the year ended December 31, 2024, amendments were executed to extend the lease expiry terms for both subleased aircraft through November 2025. Upon expiry of these subleases, both aircraft will be redelivered to the Company and are expected to be inducted into the Company's passenger fleet. Further, the Company purchased three aircraft previously classified as a finance lease, which are now unencumbered. Additionally, the Company accepted delivery of one of the Owned Aircraft Held for Operating Lease that was leased to an unaffiliated airline, which will be inducted into the passenger fleet. See Note 8 of these Consolidated Financial Statements for more information on this transaction. In January 2025, amendments were executed to extend the lease expiry terms for three of the four remaining Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026. Of the 38 Owned aircraft and Owned Aircraft Held for Operating Lease as of December 31, 2024, 31 aircraft were financed and seven aircraft were unencumbered.
During the year ended December 31, 2023, the Company acquired five Boeing 737-900ERs that are currently on lease to an unaffiliated airline. The five Owned Aircraft Held for Operating Lease were financed through a term loan arrangement. Additionally, during the year ended December 31, 2023, the Company acquired one incremental aircraft and executed two lease amendments to purchase two aircraft at the end of their respective lease terms. The lease amendments modified the classification of these leases from operating leases to finance leases. During the year ended December 31, 2023, management retired one aircraft, the impact of which was not material. During the year ended December 31, 2023, the Company took control of one aircraft through a finance lease arrangement, which was subsequently subleased to an unaffiliated airline.
Depreciation, amortization, and rent expense on aircraft is as follows:

		Year Ended December 31,
Aircraft Status	Expense Type	2024	2023	2022
Owned	Depreciation	$56,383	$55,260	$40,311
Finance Leased	Amortization	22,079	20,122	16,871
Operating Leased	Aircraft Rent (1)	—	2,281	8,768
		$78,462	$77,663	$65,950

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
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Components of Goodwill and Other Intangible Assets were as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$222,223	$—	$222,223
Other Intangible Assets with Finite Lives:
Customer Relationships	48,000	(26,890)	21,110
Over-Market Asset	3,741	(3,013)	728
Other Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	107,741	(29,903)	77,838
Total Goodwill and Other Intangible Assets	$329,964	$(29,903)	$300,061

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$222,223	$—	$222,223
Other Intangible Assets with Finite Lives:
Customer Relationships	48,000	(22,890)	25,110
Over-Market Asset	3,741	(1,300)	2,441
Other Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	107,741	(24,190)	83,551
Total Goodwill and Other Intangible Assets	$329,964	$(24,190)	$305,774
The Company recognized $5,713, $5,300 and $4,000 of amortization expense on Other Intangible Assets with finite-lives during the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024 and 2023, $1,713 and $1,300 of the amortization expense on Other Intangible Assets with finite-lives is associated with the over-market asset amortization, respectively. The amortization expense associated with the over-market asset is recorded as contra revenue within Other Revenue on the Consolidated Statements of Operations.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Estimated future annual amortization on the Company's Other Intangible Assets with Finite-Lives is as follows:

December 31	Annual Amortization of Other Intangible Assets with Finite-Lives
2025	$4,728
2026	4,000
2027	4,000
2028	4,000
2029	4,000
Thereafter	1,110
Total	$21,838
7. DEBT
Credit Facilities
On February 10, 2021, the Company executed the Credit Agreement with a group of lenders that replaced the Company’s prior $25,000 asset-based revolving credit facility. The Credit Agreement included a $25,000 Revolving Credit Facility and a $90,000 DDTL, which are collectively referred to as the “Credit Facilities". The interest rate on borrowings is determined by various alternative base rates plus an applicable margin ranging from 4% to 5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.5%. The proceeds from the Revolving Credit Facility can be used for general corporate purposes, whereas proceeds from the DDTL were to be used solely to finance the acquisition of aircraft or engines to be registered in the United States. Due to previous transactions involving the DDTL that were subsequently refinanced, no amounts under the DDTL were available to the Company as of December 31, 2024 and 2023. The Credit Agreement includes financial covenants that require a minimum trailing 12-month EBITDAR ($87,700 as of March 31, 2022 and beyond) and a minimum liquidity, as defined within the Credit Agreement, of $30,000 at the close of any business day. The Company was in compliance with these covenants as of December 31, 2024 and December 31, 2023.
As of December 31, 2024, the Company had $24,743 of financing available through the Revolving Credit Facility, as $257 had been pledged to support letters of credit.
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
During the fourth quarter of 2024, the lease term expired for one Owned Aircraft Held for Operating Lease. As of the lease term date, the LTV level was not in excess of the 75% LTV ratio. Therefore, a principal prepayment was not required to reduce the ratio. The interest rate in effect as of December 31, 2024, for the delivered aircraft was 7.7%.
In December 2024, the Company made a partial repayment of $60,000 on the term loan credit facility using proceeds from the reissued Class C trust certificates from the 2019-1 EETC. The Company recorded a $551 loss related to the $60,000 partial refinancing of the term loan credit facility.
As of December 31, 2024, four of the Owned Aircraft Held for Operating Lease were within 12 months of the end of its lease term. Due to the partial term loan repayment, the LTV level on these aircraft were not in excess of 75% as of December 31, 2024. The interest rate in effect for the Owned Aircraft Held for Operating Lease as of December 31, 2024 was 8.2%.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.05% as of December 31, 2024.
In December 2019, the Company arranged for the issuance of the 2019-1 EETC, in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments on the 2019-1 EETC each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 7.10%. The weighted average interest rate was 5.35% as of December 31, 2024.
In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the proceeds to repay a portion of the term loan credit facility. The reissued Class C trust certificates had no impact on the bi-annual payment schedule or the term of the 2019-1 EETC.
Long-term Debt includes the following:

	December 31,
	2024	2023
2019-1 EETC (see terms and conditions above)	$158,510	$138,423
2022-1 EETC (see terms and conditions above)	138,532	158,775
Term Loan Credit Facility (see terms and conditions above)	33,080	108,442
Total Debt	330,122	405,640
Less: Unamortized debt issuance costs	(3,000)	(3,995)
Less: Current Maturities of Long-term Debt, net	(87,579)	(74,177)
Total Long-term Debt, net	$239,543	$327,468

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Future maturities of the outstanding Debt are as follows:

December 31	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
2025	$88,682	$(1,103)	$87,579
2026	61,703	(803)	60,900
2027	88,636	(590)	88,046
2028	22,620	(260)	22,360
2029	30,972	(155)	30,817
Thereafter	37,509	(89)	37,420
Total	$330,122	$(3,000)	$327,122
The fair value of Debt was $311,103 and $383,061 as of December 31, 2024 and 2023, respectively. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
8. LEASES
Lessee and Sublease Arrangements
The Company classifies its Leases into three categories: Aircraft, Real Estate, and Other. Aircraft leases consist of aircrafts, engines, and aircraft equipment under lease agreements. As of December 31, 2024, the Company had 13 leases for aircraft, all of which were under finance leases. Real estate leases consist of leased hangar and headquarter facilities, a simulator housing facility, and other leases consist of non-aircraft equipment under operating lease agreements. Real estate and other leases generally have initial terms of up to ten years.
The Company’s Cargo fleet of 12 aircraft is subleased directly from Amazon and the Company operates them pursuant to the A&R ATSA. The sublease arrangement does not qualify as a lease, because the Company does not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in these financial statements for the Amazon arrangement. This conclusion is unchanged from the original ATSA. For more information on the A&R ATSA, see Note 2 within these Consolidated Financial Statements.
As of December 31, 2024 the Company had two subleased aircraft which are classified as operating leases. These sublease arrangements do not relieve the Company of its primary lease obligations with the lessor (the "head lease"). Therefore, the Company continues to account for the head leases as finance leases. The Company is entitled to fixed payments over the remaining lease terms, with additional variable lease payments based on aircraft utilization. The subleases expire in November 2025. The aircraft will be delivered to Sun Country on the sublease expiry dates and the aircraft will continue to be leased by the Company. The aircraft are expected to be inducted into the Company's fleet upon redelivery. The rental revenue associated with the sublease is recognized as it is earned and is included in Other Revenue. As of December 31, 2024, future undiscounted cash flows of $6,800 are expected to be received in 2025.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Lessor Arrangements

During the year ended December 31, 2023, the Company acquired five Owned Aircraft Held for Operating Lease. The Company obtained outright ownership of these aircraft upon purchase and assumed the position of lessor until the end of the related aircraft lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates through the fourth quarter of 2025. On each lease expiry date, the Owned Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The rental revenue associated with the Owned Aircraft Held for Operating Lease is recognized as it is earned and is included in Other Revenue. The Company recognized $23,380 and $17,689 of rental revenue during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, future undiscounted cash flows of $10,026 are expected to be received in 2025.

In January 2025, amendments were executed to extend the lease expiry terms for three of the four remaining Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026. As a result, future undiscounted cash flows of $14,316 and $3,630 are expected to be received in 2025 and 2026, respectively.

Upon acquisition of the Owned Aircraft held for Operating Lease, the Company recognized a Maintenance Rights Asset associated with the acquired leases. During the fourth quarter of 2024, the lease term for one of the Owned Aircraft Held for Operating Lease ended. Based on the maintenance condition of the aircraft on the lease return date, the Maintenance Rights Asset settlement resulted in capitalized asset improvements of $5,054 and end of lease compensation revenue in excess of the Maintenance Rights Asset of $2,849. The end of lease compensation revenue is a result of the combined value of the maintenance condition of the aircraft and the cash received from the lessee as end of lease compensation, exceeding the original amount recognized for the Maintenance Rights Asset. The end of lease compensation revenue was recognized within Other Revenue on the Company’s Consolidated Statement of Operations. For more information on the Maintenance Rights Asset and related accounting, see Note 2 included within these Consolidated Financial Statements.
The following table summarizes the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets:

		December 31,
	Classification	2024	2023
Assets
Finance lease assets, net	Property and Equipment, net	$234,960	$243,060
Operating lease assets	Operating Lease Right-of-use Assets	16,896	14,917
Owned Aircraft and Flight Equipment Held for Operating Lease	Property and Equipment, net	113,535	147,584
Total lease assets		$365,391	$405,561
Liabilities
Current:
Finance lease liabilities	Short-term Finance Lease Obligations	$20,175	$44,756
Operating lease liabilities	Short-term Operating Lease Obligations	3,281	2,219
Long-term:
Finance lease liabilities	Long-term Finance Lease Obligations	251,087	232,546
Operating lease liabilities	Long-term Operating Lease Obligations	17,369	16,611
Total lease liabilities		$291,912	$296,132

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table provides details of the Company’s obligations under Finance and Operating Leases as of December 31, 2024:

	Finance Leases			Operating Leases
Year Ending December 31	Aircraft	Real Estate	Total	Real Estate and Other
2025	$36,124	$1,773	$37,897	$4,771
2026	76,132	1,773	77,905	4,819
2027	26,724	1,773	28,497	4,806
2028	44,232	1,773	46,005	4,844
2029	87,153	1,404	88,557	2,922
Thereafter	58,418	—	58,418	3,428
Total Minimum Lease Payments	328,783	8,496	337,279	25,590
Less: Amount Representing Interest	(64,205)	(1,812)	(66,017)	(4,940)
Present Value of Minimum Lease Payments	264,578	6,684	271,262	20,650
Less: Short-term Obligations	(19,037)	(1,138)	(20,175)	(3,281)
Long-term Lease Obligations	$245,541	$5,546	$251,087	$17,369
The following table presents lease costs related to the Company’s Finance and Operating Leases:

		Year Ended December 31,
	Classification	2024	2023	2022
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	$23,108	$21,150	$17,900
Interest on lease liabilities	Interest Expense	19,568	16,325	13,782

Operating lease cost
Included in ROU asset - Aircraft	Aircraft Rent (1)	—	2,210	8,465
Included in ROU asset - Real Estate & Other	Ground Handling, Landing Fees and Airport Rent & Other Operating	4,644	4,438	3,692
Short-term	Aircraft Rent	—	396	691
Variable - Aircraft	Aircraft Rent (1)	—	(325)	(388)
Variable - Other	Landing Fees & Airport Rentals	2,691	2,212	1,838
Sublease Income	Other Revenue	(16,091)	(768)	—
Total Lease cost		$33,920	$45,638	$45,980
_________________________________

1)
The years ended December 31, 2023 and 2022 included credits of $723 and $3,228, respectively, for the amortization of Over-market Liabilities established at the Acquisition Date related to lease rates and maintenance reserves. As of December 31, 2023, the balance of Over-market liabilities was $0.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table presents Supplemental cash flow information related to leases, included in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows for Operating Leases	$3,888	$5,971	$12,378
Operating Cash Flows for Finance Leases	$19,568	$16,325	$13,782
Financing Cash Flows for Finance Leases	$45,942	$21,883	$42,062
The table below presents lease-related terms and discount rates related to the Company’s Finance and Operating Leases:

	Year Ended December 31,
	2024	2023	2022
Weighted-average remaining lease term
Operating Leases	5.6 years	6.8 years	5.9 years
Finance Leases	4.4 years	4.9 years	6.1 years

Weighted-average discount rates
Operating Leases	7.8%	6.5%	6.3%
Finance Leases	6.8%	6.6%	6.2%
During the years ended December 31, 2023, and 2022 the Company expensed $620 and $2,191 of maintenance reserve payments, respectively. These expenses are reflected in Aircraft Rent on the accompanying Consolidated Statements of Operations. During the year ended December 31, 2023, the composition of our aircraft fleet shifting from aircraft under operating leases to all owned aircraft or aircraft under finance leases. Accordingly, we did not expense any maintenance reserve payments during the year ended December 31, 2024 because all maintenance deposits are expected to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
9. STOCK-BASED COMPENSATION
In March 2021, the stockholders approved the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (the “Plan”). The Plan authorizes that no more than 3,600,000 shares of Common Stock may be delivered in the aggregate pursuant to Awards granted under the Plan. An “Award” means any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, RSU, Other Stock-Based Award, or Other Cash-Based Award granted under the Plan. As of December 31, 2024, there were 2,241,578 shares available for future grants under the Plan. Upon implementation of the Plan, grants under the October 2018 equity incentive plan ceased. Awards already issued under the 2018 plan are not impacted by the new Plan.
Stock compensation expense was $6,020, $9,274, and $2,774 during the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022 there was a $45, $1,048 and $1,032 tax benefit recognized in income related to stock compensation expense. During the year ended December 31, 2023, all conditions associated with the time-based and performance-based options granted under the SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan were met. As a result, 100% of the remaining unvested time-based and performance-based stock options vested. Therefore, during the year ended December 31, 2023, the Company recognized an acceleration of stock-based compensation expense for the time-based and performance-based stock options totaling $2,960. There was $7,374 of total unrecognized compensation expense related to both the RSUs and PRSUs that are probable of

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

vesting as of December 31, 2024. This unrecognized compensation is expected to be fully recognized over a weighted average period of approximately 1.7 years.
Time-Based Stock Options
The following table is a summary of the Company's time-based stock option activity:

	Time-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,653,943	$7.57	$3.22	7.2
Forfeited	(119,605)	20.09	8.03
Exercised	(177,816)	5.63	2.49
Outstanding as of December 31, 2022	1,356,522	$6.72	$2.89	6.1
Forfeited	(3,882)	28.24	11.80
Exercised	(89,542)	5.78	2.54
Outstanding as of December 31, 2023	1,263,098	$6.72	$2.93	5.2
Forfeited	(32,060)	15.17	6.69
Exercised	(132,837)	5.30	2.39
Outstanding, Exercisable and Vested as of December 31, 2024	1,098,201	$6.65	$2.88	4.2	$9,304
All time-based stock options had vested as of December 31, 2024. All time-based stock options expire ten years after the grant date. The intrinsic value of stock options exercised in 2024, 2023 and 2022 was $1,060, $1,421 and $3,468, respectively.
Performance-Based Stock Options
The following table is a summary of the Company's performance-based stock option activity:

	Performance-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,636,771	$7.10	$1.53	7.2
Forfeited	(307,894)	14.13	4.43
Exercised	(150,344)	6.55	1.74
Outstanding as of December 31, 2022	3,178,533	$6.45	$1.83	6.1
Forfeited	(7,812)	25.54	9.76
Exercised	(372,567)	5.75	1.59
Outstanding as of December 31, 2023	2,798,154	$6.49	$1.84	5.1
Forfeited	(69,135)	15.17	3.39
Exercised	(257,501)	5.30	1.50
Outstanding, Exercisable and Vested as of December 31, 2024	2,471,518	$6.37	$1.83	4.1	$21,257

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

All performance-based stock options had vested as of December 31, 2024. The intrinsic value of performance-based stock options exercised in 2024, 2023 and 2022 was $2,097, $5,253 and $2,511, respectively. All performance-based stock options expire ten years after the grant date.
Time-Based Restricted Stock Units

	Time-Based Restricted Stock Units
	Number of shares	Weighted average grant date fair value per share
Outstanding as of December 31, 2021	4,679	$40.60
Granted	248,025	20.44
Forfeited	(5,478)	23.04
Vested	(17,035)	25.87
Outstanding as of December 31, 2022	230,191	$20.39
Granted	458,271	17.19
Forfeited	(54,751)	18.89
Vested	(198,967)	18.60
Outstanding as of December 31, 2023	434,744	$18.03
Granted	509,366	13.76
Forfeited	(39,869)	15.85
Vested	(231,909)	18.15
Outstanding as of December 31, 2024	672,332	$14.88
The Company measures compensation expense for grants of time-based RSUs using the Company's share price on the date of grant. The Company recognizes expense associated with the RSUs in an amount equal to the fair value on the date of the grant and on a straight-line basis over the requisite service period of the award. RSUs vest ratably over the term of the award, which is typically three years. The total fair value of restricted stock units vested was $4,209, $3,701 and $441 during the years ended December 31, 2024, 2023 and 2022, respectively.
Performance-Based Restricted Stock Units

	Performance-Based Restricted Stock Units
	Number of shares	Weighted average grant date fair value per share
Outstanding as of December 31, 2023	—	$—
Granted	172,737	14.48
Forfeited	(2,692)	14.49
Outstanding as of December 31, 2024	170,045	$14.48
The PRSUs are long-term incentive opportunities that represent the right to receive shares of the Company’s Common Stock based on the achievement of certain performance conditions over a three-year period. The Company measures compensation expense for grants of PRSUs using the Company's share price on the date of grant. The Company recognizes compensation expense for grants of PRSUs to the extent it is probable the performance condition(s) will be satisfied. Potential payouts range from 50%-150% of a target level.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

10. DEFINED CONTRIBUTION 401(k) PLAN
The Company has a 401(k) profit-sharing retirement plan covering substantially all employees. The plan allows employee contributions up to 50% of a participant’s eligible compensation, subject to limits established under the 401(k) plan and annual IRS elective deferral limits. The Company currently matches 100% of participants' contributions up to a maximum of 4% for non-pilot participants’ eligible compensation. Pursuant to the current pilot CBA, the Company was required to make non-discretionary contributions based on gross earnings of 13% in 2022, 14% in 2023, and 15% in 2024 and thereafter. Contributions are classified in Salaries, Wages, and Benefits on the Consolidated Statements of Operations.
The Company made 401(k) contributions as follows:

	Year Ended December 31,
	2024	2023	2022
Non-Discretionary	$21,237	$16,733	$13,692
Discretionary	3,079	2,429	2,730
Total 401(k) Contributions	$24,316	$19,162	$16,422
11. INVESTMENTS
A summary of debt securities by major security type:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (1):
Corporate Debt Securities	$53,452	$22	$(40)	$53,434
U.S. Government Agency Securities	44,303	2	(103)	44,202
Total	$97,755	$24	$(143)	$97,636

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (1):
Municipal Debt Securities	$6,981	$—	$(5)	$6,976
Corporate Debt Securities	59,222	76	(50)	59,248
U.S. Government Agency Securities	68,118	23	(125)	68,016
Total	$134,321	$99	$(180)	$134,240

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Consolidated Balance Sheets totaling $6,417 and $6,887 as of December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, the unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of December 31, 2024, the Company believes that any unrealized losses will recover prior to the investment's conversion to cash.
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
Debt – See Note 7 for more information on the Company's debt financings and related fair values.
The following table summarizes the assets measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$83,219	$—	$—	$83,219
Available-for-Sale Securities:
Corporate Debt Securities	—	53,434	—	53,434
U.S. Government Agency Securities	—	44,202	—	44,202
Total Available-for-Sale Securities	—	97,636	—	97,636
Certificates of Deposit	6,417	—	—	6,417
Total Assets Measured at Fair Value on a Recurring Basis	$89,636	$97,636	$—	$187,272

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$46,279	$—	$—	$46,279
Available-for-Sale Securities:
Municipal Debt Securities	—	6,976	—	6,976
Corporate Debt Securities	—	59,248	—	59,248
U.S. Government Agency Securities	—	68,016	—	68,016
Total Available-for-Sale Securities	—	134,240	—	134,240
Certificates of Deposit	6,887	—	—	6,887
Total Assets Measured at Fair Value on a Recurring Basis	$53,166	$134,240	$—	$187,406
13. INCOME TAXES
The following table summarizes the significant components of the provision for income taxes from continuing operations:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$1,697	$—	$1,329
State and Local	547	92	84
Total Current Tax Expense	2,244	92	1,413

Deferred:
Federal	13,389	19,609	4,393
State and Local	1,038	2,277	500
Total Deferred Tax Expense	14,427	21,886	4,893
Total Income Tax Expense	$16,671	$21,978	$6,306
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Expected Provision at Federal Statutory Tax Rate	21.0%	21.0%	21.0%
State Tax, net of Federal Impact	1.8%	2.0%	1.9%
Stock Compensation Benefit	(0.1)%	(1.1)%	(4.3)%
Tax Receivable Agreement	—%	(0.1)%	4.4%
Executive Compensation Limitation	0.3%	1.0%	2.0%
Other Permanent Adjustments	1.0%	0.5%	1.3%
Effective Tax Rate	24.0%	23.3%	26.3%

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table summarizes the significant components of the Company’s deferred taxes:

	December 31,
	2024	2023
Deferred Tax Assets:
Net Operating Loss	$66,834	$73,559
Finance Lease Obligations	42,840	36,602
Operating Lease Obligations	4,123	3,576
Goodwill and Other Intangible Assets	1,038	3,925
Loyalty Program Liabilities	3,258	3,105
Interest Expense Limitation	8,374	6,876
Other	10,241	6,526
Total Deferred Tax Assets	136,708	134,169

Deferred Tax Liabilities:
Accelerated Depreciation	(113,679)	(103,606)
Finance Lease Assets	(36,535)	(31,646)
Operating Lease Right-of-use Assets	(3,886)	(3,431)
Prepaid Maintenance	(4,135)	(3,476)
Other	(2,039)	(1,158)
Total Deferred Tax Liabilities	(160,274)	(143,317)
Total Net Deferred Tax (Liabilities) Assets	$(23,566)	$(9,148)
As of December 31, 2024, the Company has $64,263 of federal NOLs and $2,571 of state NOLs, net of tax effect, available that may be applied against future tax liabilities. As a result of ownership changes that occurred in 2021, the existing federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code. However, the Company does not believe these limitations will adversely impact its ability to use these losses to offset taxable income in future periods. There is no expiration of federal net operating losses. The state NOLs begin to expire in 2033.
In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all the Deferred Tax Assets will not be realized. The ultimate realization of the Deferred Tax Assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2024, management believes that it is more likely than not that the future results of the operations will generate sufficient taxable income to realize the tax benefits related to its Deferred Tax Assets.
The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company had no liability for unrecognized tax benefits recorded in its Consolidated Balance Sheets.
The Company files income tax returns in the United States and various states. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal income tax purposes, the

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Company's 2023, 2022, and 2021 tax returns remain open to examination. For U.S. state income tax purposes, the Company's 2023, 2022, 2021, and 2020 tax returns remain open to examination.
Tax Receivable Agreement
In connection with the Company’s IPO, the legal entity Sun Country Airlines Holdings, Inc. entered into a TRA with the TRA holders. Upon the closing of the IPO, the Company recognized a non-current liability of $115,200, which represented undiscounted aggregate payments that were expected to be paid to the TRA holders, with an offset to Stockholders’ Equity. The total TRA balance as of December 31, 2024 and 2023 was $97,694 and $101,044, of which $10,325 and $3,250 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. Payments will be made in future periods as the Pre-IPO Tax Attributes are utilized. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. During the years ended December 31, 2024 and 2023, the Company made payments of $3,350 and $2,425, respectively, to the TRA holders, which includes certain members of the Company's management and certain members of the Company's Board of Directors. For more information on the TRA see Note 2 within these Consolidated Financial Statements.
14. STOCKHOLDERS’ EQUITY
The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans. As of December 31, 2024, the Company did not have any remaining amount of Board authorization to repurchase shares of its Common Stock.
During the year ended December 31, 2024, the Company completed open market repurchases for 755,284 shares of its Common Stock at a total cost of $11,493 or an average price of $15.22 per share. During the year ended December 31, 2024, the Company accrued $32 of excise taxes related to stock repurchases in 2024 and made an excise tax payment of $641 for stock repurchases made in 2023.
Subsequent to December 31, 2024, the Company announced the commencement of a secondary public offering of 6,346,105 shares of its Common Stock by the SCA Horus Stockholder. Upon the completion of the secondary public offering, the SCA Horus Stockholder did not own any shares of the Company’s Common Stock. The Company did not receive any of the proceeds from the offering. The Company received authorization from its Board of Directors to repurchase up to $10,000 of its Common Stock in connection with this offering. The underwriters agreed to sell to the Company, and the Company agreed to purchase up to $10,000 of the Company's Common Stock from the underwriters equal to the price at which the underwriter purchased the shares from the SCA Horus Stockholder. As part of this transaction, the Company repurchased 630,914 shares of its Common Stock, for a total cost of $10,000, or an average price of $15.85 per share.
During the year ended December 31, 2023, the Company repurchased 4,213,975 shares of its Common Stock at a total cost of $68,585, or an average price of $16.28 per share. The repurchases were part of secondary public offerings of the Company's shares by the SCA Horus Stockholder, as well as open market purchases.
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
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide Cargo services under the original ATSA. In connection with the original ATSA, the Company issued warrants to Amazon to purchase

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. The exercise period of these warrants is through the eighth anniversary of the issue date. There were 632,183 warrants that vested upon execution of the ATSA and 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the years ended December 31, 2024, 2023 and 2022, total warrants vested were 885,042, 821,825 and 758,608, respectively. This resulted in Amazon holding 4,109,135 vested warrants as of December 31, 2024. No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA. For more information on the A&R ATSA, see Note 2 within these Consolidated Financial Statements.
15. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements (see Note 8), repayment of debt (see Note 7), payments under the TRA (see Note 13), and probable future purchases of aircraft.
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. The Company has appealed the results of the audit through a formal protest with the IRS. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of December 31, 2024.
As of December 31, 2024, the Company had surety bonds of approximately $2,148, primarily related to bond contractual performance.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
16. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise about which separate financial information is both available and evaluated regularly by the CODM and is used in resource allocation and performance assessments. The Company’s CODM is considered to be the Company’s Chief Executive Officer. The Company has two operating and reportable segments: Passenger and Cargo, which are determined by the services provided and fleet utilized. The CODM makes resource allocation decisions with the objective of generating high returns and margins and mitigating the seasonality of the Company’s route network. The CODM assesses performance using multiple measures. Operating Income is the measure of segment profit that is the most consistent with the amounts presented in the Company’s Consolidated Financial Statements, as well as the measures the CODM uses to assess segment performance. The accounting policies for the Company’s reportable segments are consistent with those described in the Summary of Significant Accounting Policies included within Note 2 of these Consolidated Financial Statements. There are no intercompany transactions between the Company’s reportable segments.
The Company’s Passenger segment is comprised of two businesses: Scheduled Service and Charter. The Scheduled Service business provides passenger airline service primarily to leisure and VFR travelers. The Scheduled Service business offers a base fare and allows customers to purchase ancillary products and services for an additional fee. Sources of our ancillary revenue include air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. The Charter business includes ad hoc, repeat, short-term and long-term service contracts. Under these Charter agreements, the Company is obligated to provide aircraft, crew, maintenance, and insurance for travel. Our diverse Charter customer base includes, but is not limited to the DoD, collegiate and professional sports teams and casinos.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Both Scheduled Service and Charter utilize the Company's Passenger fleet. The CODM maximizes the return on these aircraft through the combination of both the Scheduled Service and Charter flights. This allows for the most profitable use of the aircraft, either Scheduled Service or Charter, to be selected at any point in time. The Company routinely schedules its Passenger fleet using what is referred to as “Power Patterns,” which involves scheduling aircraft and crew on trips that combine Scheduled Service and Charter legs, dynamically replacing what would be lower margin Scheduled Service flights with Charter opportunities. The Company determined that it was appropriate that these businesses be viewed as a singular Passenger operating segment as the CODM evaluates the combined financial results of these businesses, due to their complimentary nature, to ensure the highest levels of returns for the Passenger fleet. Operating revenues for the Passenger segment also includes amounts recorded within Other Revenue. This is in line with how the CODM regularly reviews results and allocates resources.
The Cargo segment began providing CMI service under the ATSA in May 2020. In June 2024, the Company entered into the A&R ATSA with Amazon. The CMI service is asset-light, as Amazon supplies the aircraft under the A&R ATSA. Currently, Amazon is our only CMI customer. The Company is responsible for flying the aircraft under its air carrier certificate, crew, aircraft line maintenance and insurance. Fuel consumed in Cargo operations is directly reimbursed by Amazon and therefore aircraft fuel revenue is presented net of such reimbursements on the Consolidated Statements of Operations. Fuel consumed in Cargo maintenance activities is included within Aircraft Fuel expense in the Cargo segment. Certain operating expenses are directly attributable to the Cargo operating segment.
Certain operating expenses are allocated between the Passenger and Cargo segments. Non-Fuel operating expenses are allocated based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. Other Operating, net includes crew and other employee travel, interrupted trip expenses, information technology, property taxes and insurance, including hull-liability insurance, supplies, legal and other professional fees, facilities and all other administrative and operational overhead expenses. The CODM does not consider Interest Income, Interest Expense, and Other Income, net, in assessing the financial performance of its operating segments. Collectively, these items are included in reconciliations of reporting segment financial amounts to consolidated financial amounts.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31, 2024
	Passenger	Cargo	Total
Operating Revenues	$968,565	$107,174	$1,075,739

Operating Expenses:
Aircraft Fuel	237,108	52	237,160
Salaries, Wages, and Benefits	255,887	70,888	326,775
Maintenance	54,619	14,151	68,770
Sales and Marketing	34,935	—	34,935
Depreciation and Amortization	94,971	18	94,989
Ground Handling	42,102	16	42,118
Landing Fees and Airport Rent	58,951	598	59,549
Other Operating, net	85,199	20,258	105,457
Total Operating Expenses	863,772	105,981	969,753
Operating Income	$104,793	$1,193	105,986
Interest Income			7,833
Interest Expense			(44,300)
Other, net			55
Income Before Income Tax			$69,574

	Year Ended December 31, 2023
	Passenger	Cargo	Total
Operating Revenues	$949,885	$99,735	$1,049,620

Operating Expenses:
Aircraft Fuel	246,600	69	246,669
Salaries, Wages, and Benefits	225,744	69,896	295,640
Aircraft Rent	2,281	—	2,281
Maintenance	46,211	14,377	60,588
Sales and Marketing	34,105	—	34,105
Depreciation and Amortization	88,098	53	88,151
Ground Handling	37,506	—	37,506
Landing Fees and Airport Rent	49,175	440	49,615
Other Operating, net	87,293	20,272	107,565
Total Operating Expenses	817,013	105,107	922,120
Operating Income (Loss)	$132,872	$(5,372)	127,500
Interest Income			10,180
Interest Expense			(42,634)
Other, net			(887)
Income Before Income Tax			$94,159

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31, 2022
	Passenger	Cargo	Total
Operating Revenues	$804,094	$90,350	$894,444

Operating Expenses:
Aircraft Fuel	268,279	84	268,363
Salaries, Wages, and Benefits	189,134	56,721	245,855
Aircraft Rent	8,768	—	8,768
Maintenance	33,293	13,311	46,604
Sales and Marketing	31,053	—	31,053
Depreciation and Amortization	67,530	111	67,641
Ground Handling	33,808	8	33,816
Landing Fees and Airport Rent	45,234	424	45,658
Other Operating, net	71,148	19,830	90,978
Total Operating Expenses	748,247	90,489	838,736
Operating Income (Loss)	$55,847	$(139)	55,708
Interest Income			4,527
Interest Expense			(31,018)
Other, net			(5,235)
Income Before Income Tax			$23,982
17. PARENT COMPANY FINANCIAL STATEMENTS
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
Sun Country Airlines Holdings, Inc. is the parent company of Sun Country, Inc. ("Subsidiary"), which is a certificated air carrier. Sun Country Airlines Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, the Parent is dependent upon cash dividends and distributions and other transfers from its Subsidiary to meet obligations. The ability of Sun Country Holdings, Inc.’s operating Subsidiary to pay dividends is restricted due to terms of the Credit Agreement, as defined in Note 7, which was negotiated with the Subsidiary. The covenants of the Credit Agreement place an annual limit on the amount of dividends the Subsidiary can pay Sun Country Holdings, Inc., as calculated using six percent of the Company's market capitalization plus the greater of $10,000 or 10% of EBITDAR. There are no significant limitations on Sun Country Airlines Holdings, Inc.'s ability to direct the Subsidiary to make periodic payments under the TRA.
The Parent’s significant accounting policies are consistent with those described in the Consolidated Financial Statements, except that the Subsidiary is accounted for as an equity method investment.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following Condensed Parent Company Financial Statements are presented to show only the parent company, Sun Country Airlines Holdings, Inc.
Balance Sheets

	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Other Assets:
Investment in Subsidiary	668,067	615,447
Total Other Assets	668,067	615,447
Total Assets	$668,067	$615,447

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income Tax Receivable Agreement Liability	$10,325	$3,250
Total Current Liabilities	10,325	3,250

Income Tax Receivable Agreement Liability	87,369	97,794
Total Liabilities	97,694	101,044

Stockholders' Equity:
Common Stock	595	589
Treasury Stock	(105,866)	(94,341)
Additional Paid In Capital	528,604	513,988
Retained Earnings	147,132	94,229
Accumulated Other Comprehensive Loss	(92)	(62)
Total Stockholders' Equity	570,373	514,403
Total Liabilities and Stockholders' Equity	$668,067	$615,447

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Statements of Operations

	Year Ended December 31,
	2024	2023	2022
Operating Expenses:
Other Operating, net	$823	$659	$465
Total Operating Expenses	823	659	465
Operating Loss	(823)	(659)	(465)

Non-operating Income (Expense), net:
Equity in Income of Subsidiary	53,726	72,509	23,141
Income Tax Receivable Agreement Adjustment	—	331	(5,000)
Total Non-operating Income, net	53,726	72,840	18,141

Income before Income Tax	52,903	72,181	17,676
Income Tax Expense	—	—	—
Net Income	52,903	72,181	17,676
Other Comprehensive Income (Loss)	(30)	745	(807)
Comprehensive Income	$52,873	$72,926	$16,869
A Statement of Cash Flows has not been presented as Sun Country Airlines Holdings, Inc. did not have material cash transactions for the years ended December 31, 2024, 2023, and 2022. Further, Sun Country Airlines Holdings, Inc. did not have material cash balances as of December 31, 2024 and 2023. All cash transactions involving Sun Country Airlines Holdings, Inc. are performed at the Subsidiary level.
During the years ended December 31, 2024, 2023 and 2022 Sun Country Airlines Holdings, Inc. directed the Subsidiary to repurchase the Parent's Common Stock and make a payment to the TRA holders. For more information on these transactions see Note 13 and Note 14 within these Consolidated Financial Statements. These transactions have been recorded as non-cash dividends from the Subsidiary to the Parent.
18. SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through February 12, 2025, the date that the Consolidated Financial Statements were available to be issued.
Subsequent to December 31, 2024, the Company announced the commencement of a secondary public offering of 6,346,105 shares of its Common Stock by the SCA Horus Stockholder. Upon the completion of the secondary public offering, the SCA Horus Stockholder did not own any shares of the Company’s Common Stock. The Company did not receive any of the proceeds from the offering. The Company received authorization from its Board of Directors to repurchase up to $10,000 of its Common Stock in connection with this offering. The underwriters agreed to sell to the Company, and the Company agreed to purchase up to $10,000 of the Company's Common Stock from the underwriters equal to the price at which the underwriter purchased the shares from the SCA Horus Stockholder. As part of this transaction, the Company repurchased 630,914 shares of its Common Stock, for a total cost of $10,000, or an average price of $15.85 per share.
***

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established by the COSO in Internal Control - Integrated Framework (2013). Management’s assessment included evaluation of criteria in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and has concluded that such internal controls over financial reporting were effective.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2024, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act ("Rule 10b5-1") and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans ("Rule 10b5-1 Trading Plans"). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. During the three months ended December 31, 2024, our directors and executive officers did not adopt, terminate, or modify any instructions or written plans for the sale or purchase of our securities that would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

4.15*#
First Amendment to Trust Indenture and Mortgage, dated as of December 30, 2024, by and between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee.

4.16*#
First Amendment to Participation Agreement, dated as of December 30, 2024, by and among Sun Country, Inc., Wilmington Trust, National Association, as pass through trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as subordination agent, Wilmington Trust, National Association, as mortgagee, and Wilmington Trust, National Association, in its individual capacity as set forth therein.

4.17*#
Amendment to Intercreditor Agreement, dated as of December 30, 2024, by and among Sun Country, Inc., Wilmington Trust, National Association, not in its individual capacity but solely as trustee under the Sun Country Pass Through Trust 2019-1A, trustee under the Sun Country Pass Through Trust 2019-1B, and trustee under the Sun Country Pass Through Trust 2019-1C(R), and Wilmington Trust, National Association, not in its individual capacity except as expressly set forth therein but solely as subordination agent.

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

10.39†
Employment Agreement, dated as of July 1, 2019, by and between Gregory A. Mays and Sun Country, Inc. (incorporated by reference to Exhibit 10.45 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.40
Income Tax Receivable Agreement, by and among Sun Country Airlines, Inc., Sun Country Airlines Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.41
Credit Agreement, dated as of February 10, 2021, among SCA Acquisition, LLC, Sun Country, Inc., the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.47 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.42
Payroll Support Program 3 Agreement, dated as of April 27, 2021, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2021)

10.43†
Form of Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to exhibit 10.43 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

10.44†
Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Rose Neale (incorporated by reference to exhibit 10.44 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

10.45
Term Loan Facility Agreement, dated as of March 21, 2023, by and among Sun Country Airlines Holdings, Inc., Sun Country, Inc. (D/B/A Sun Country Airlines), the lenders party thereto and UMB Bank, National Association, as facility agent, security trustee and account bank (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2023)

10.46†
Employment Agreement, dated as of April 11, 2023, by and between Jude Bricker and Sun Country, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

10.47†
Employment Agreement, dated as of April 11, 2023, by and between David Davis and Sun Country, Inc. (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

10.48#
Amendment 19 to the Inventory Support Services Agreement, dated as July 20, 2023, by and between Sun Country, Inc., dba Sun Country Airlines and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023)

10.49†
Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Eric Levenhagen (incorporated by reference to exhibit 10.49 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

10.50†
Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Grant Whitney (incorporated by reference to exhibit 10.50 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

10.51
Form of Performance-Based Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024)

10.52
Amended and Restated Air Transportation Services Agreement, dated as of June 18, 2024, by and between Sun Country, Inc. and Amazon.com Services LLC (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on June 20, 2024)

19.1*	Sun Country Airlines Insider Trading Policy

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification by Sun Country’s Chief Executive Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

31.2*	Certification by Sun Country’s President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

97
Sun Country Airlines Clawback Policy (incorporated by reference to exhibit 97 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

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
February 12, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jude Bricker	Chief Executive Officer; Director	February 12, 2025
Jude Bricker	(Principal Executive Officer)

/s/ Dave Davis	President and Chief Financial Officer;	February 12, 2025
Dave Davis	Director (Principal Financial and Accounting Officer)

/s/ Jennifer Vogel	Chair of the Board; Director	February 12, 2025
Jennifer Vogel

/s/ Patrick O'Keeffe	Director	February 12, 2025
Patrick O'Keeffe

/s/ Thomas C. Kennedy	Director	February 12, 2025
Thomas C. Kennedy

/s/ Marion Blakey	Director	February 12, 2025
Marion Blakey

/s/ Kerry Philipovitch	Director	February 12, 2025
Kerry Philipovitch

/s/ Gail Peterson	Director	February 12, 2025
Gail Peterson