Form 10-Q
period 2025-03-31
Sun Country Airlines Holdings, Inc.
filed 2025-05-02
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2025:
Common Stock, $0.01 par value – 53,201,003 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$53,391	$83,219
Restricted Cash	13,737	17,252
Investments	105,376	104,053
Accounts Receivable, net of an allowance for credit losses of $748 and $617, respectively	39,656	35,296
Short-term Lessor Maintenance Deposits	1,146	521
Inventory, net of a reserve for obsolescence of $872 and $784, respectively	11,237	10,467
Prepaid Expenses	14,634	13,837
Other Current Assets	1,753	1,939
Total Current Assets	240,930	266,584

Property & Equipment, net:
Aircraft and Flight Equipment	778,381	775,210
Aircraft and Flight Equipment Held for Operating Lease	124,383	124,383
Ground Equipment and Leasehold Improvements	47,571	46,550
Computer Hardware and Software	22,847	22,436
Finance Lease Assets	309,877	309,877
Rotable Parts	26,791	26,626
Total Property & Equipment	1,309,850	1,305,082
Accumulated Depreciation & Amortization	(353,535)	(334,993)
Total Property & Equipment, net	956,315	970,089

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $31,166 and $29,903, respectively	76,575	77,838
Operating Lease Right-of-use Assets	16,239	16,896
Aircraft Deposits	7,925	7,925
Long-term Lessor Maintenance Deposits	55,712	53,624
Other Assets	16,107	14,998
Total Other Assets	394,781	393,504
Total Assets	$1,592,026	$1,630,177
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$56,917	$56,034
Accrued Salaries, Wages, and Benefits	35,907	38,327
Accrued Transportation Taxes	16,713	20,534
Air Traffic Liabilities	114,257	160,686
Finance Lease Obligations	20,500	20,175
Loyalty Program Liabilities	9,482	10,121
Operating Lease Obligations	3,356	3,281
Current Maturities of Long-term Debt, net	91,715	87,579
Income Tax Receivable Agreement Liability	14,793	10,325
Other Current Liabilities	19,223	15,228
Total Current Liabilities	382,863	422,290

Long-term Liabilities:
Finance Lease Obligations	245,838	251,087
Loyalty Program Liabilities	4,618	4,480
Operating Lease Obligations	16,496	17,369
Long-term Debt, net	220,881	239,543
Deferred Tax Liability	32,125	23,566
Income Tax Receivable Agreement Liability	72,376	87,369
Other Long-term Liabilities	13,812	14,100
Total Long-term Liabilities	606,146	637,514
Total Liabilities	989,009	1,059,804

Commitments and Contingencies (see Note 11)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 60,174,923 and 59,500,970 issued and 53,201,003 and 53,157,964 outstanding at March 31, 2025 and December 31, 2024, respectively	602	595
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost, 6,973,920 and 6,343,006 shares held at March 31, 2025 and December 31, 2024, respectively	(115,866)	(105,866)
Additional Paid-In Capital	534,649	528,604
Retained Earnings	183,667	147,132
Accumulated Other Comprehensive Loss	(35)	(92)
Total Stockholders' Equity	603,017	570,373
Total Liabilities and Stockholders' Equity	$1,592,026	$1,630,177
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Passenger	$285,888	$274,664
Cargo	28,157	23,948
Other	12,604	12,871
Total Operating Revenues	326,649	311,483

Operating Expenses:
Aircraft Fuel	64,619	70,304
Salaries, Wages, and Benefits	92,845	82,238
Maintenance	18,862	16,817
Sales and Marketing	10,395	10,679
Depreciation and Amortization	24,804	23,809
Ground Handling	11,407	9,154
Landing Fees and Airport Rent	16,833	14,729
Special Items, net	1,799	—
Other Operating, net	28,839	28,577
Total Operating Expenses	270,403	256,307
Operating Income	56,246	55,176

Non-operating Income (Expense):
Interest Income	1,995	2,448
Interest Expense	(9,625)	(11,112)
Other, net	(478)	46
Total Non-operating Expense, net	(8,108)	(8,618)

Income Before Income Tax	48,138	46,558
Income Tax Expense	11,603	11,245
Net Income	$36,535	$35,313

Net Income per share to common stockholders:
Basic	$0.68	$0.67
Diluted	$0.66	$0.64
Shares used for computation:
Basic	53,342,226	53,034,538
Diluted	55,508,359	55,397,685
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$36,535	$35,313

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on Available-for-Sale securities, net of deferred tax expense (benefit) of $17 and $(42), respectively	57	(139)
Other Comprehensive Income (Loss)	57	(139)
Comprehensive Income	$36,592	$35,174

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2025
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2024	4,109,135	59,500,970	$595	6,343,006	$(105,866)	$528,604	$147,132	$(92)	$570,373
Stock Issued for Stock-Based Awards	—	673,953	7	—	—	2,483	—	—	2,490
Common Stock Repurchases and Excise Tax	—	—	—	630,914	(10,000)	—	—	—	(10,000)
Net Income	—	—	—	—	—	—	36,535	—	36,535
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,695	—	—	1,695
Other Comprehensive Income	—	—	—	—	—	—	—	57	57
March 31, 2025	4,362,004	60,174,923	$602	6,973,920	$(115,866)	$534,649	$183,667	$(35)	$603,017

	Three Months Ended March 31, 2024
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Shares	Amount	Shares	Amount
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock Issued for Stock-Based Awards	—	75,606	1	—	—	110	—	—	111
Common Stock Repurchases and Excise Tax	—	—	—	755,284	(11,596)	—	—	—	(11,596)
Net Income	—	—	—	—	—	—	35,313	—	35,313
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,514	—	—	1,514
Other Comprehensive Loss	—	—	—	—	—	—	—	(139)	(139)
March 31, 2024	3,413,745	58,954,329	$590	6,343,006	$(105,937)	$517,012	$129,542	$(201)	$541,006
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$36,535	$35,313
Adjustments to reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	24,804	23,809
Deferred Income Taxes	8,542	8,974
Other, net	718	2,883
Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,062)	4,147
Inventory	(772)	(1,319)
Prepaid Expenses	(796)	3,218
Lessor Maintenance Deposits	(2,713)	(4,276)
Other Assets	1,393	1,093
Accounts Payable	2,730	2,455
Accrued Transportation Taxes	(3,821)	(1,638)
Air Traffic Liabilities	(46,428)	(38,058)
Loyalty Program Liabilities	(501)	(669)
Operating Lease Obligations	(798)	(455)
Other Liabilities	1,600	(4,756)
Net Cash Provided by Operating Activities	16,431	30,721
Cash Flows Used in Investing Activities:
Purchases of Property & Equipment	(15,409)	(29,698)
Purchases of Investments	(19,092)	(31,200)
Proceeds from the Maturities of Investments	17,925	39,500
Other, net	6,004	1,091
Net Cash Used in Investing Activities	(10,572)	(20,307)
Cash Flows Used in Financing Activities:
Common Stock Repurchases	(10,000)	(11,493)
Repayment of Finance Lease Obligations	(4,923)	(5,847)
Repayment of Borrowings	(14,829)	(13,830)
Tax Receivable Agreement Payment	(10,525)	(3,350)
Other, net	1,075	26
Net Cash Used in Financing Activities	(39,202)	(34,494)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(33,343)	(24,080)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	100,471	63,680

Cash, Cash Equivalents and Restricted Cash--End of the Period	$67,128	$39,600

Non-cash transactions:
Aircraft Acquired under Finance Lease	$—	$40,116

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	March 31, 2025	March 31, 2024
Cash and Cash Equivalents	$53,391	$28,427
Restricted Cash	13,737	11,173
Total Cash, Cash Equivalents and Restricted Cash	$67,128	$39,600

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
The Company has prepared the unaudited Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (“GAAP”) and has included the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Form 10-Q. Therefore, the accompanying unaudited Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC ("2024 10-K"). These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the respective periods presented. All material intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the impact of macroeconomic conditions, and other factors, operating results for the three months ended March 31, 2025 are not necessarily indicative of operating results for other interim periods or for the full year ending December 31, 2025.
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
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Passenger (consisting of Scheduled Service, Charter, and Ancillary), Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the U.S. Department of Defense ("DoD"), collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Amended and Restated Air Transportation Services Agreement (the “A&R ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

the Company serves as a lessor. The Company recognized rental revenue of $8,636 and $9,275, during the three months ended March 31, 2025 and 2024, respectively.
In June 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20 in 2025. For more information on the A&R ATSA, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" included within Part II, Item 8 of the 2024 10-K. During the three months ended March 31, 2025, the Company received three additional cargo aircraft under the A&R ATSA, of which one aircraft was in-service. All eight additional aircraft are expected to be in-service by the end of the third quarter of 2025.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended March 31,
	2025	2024
Scheduled Service	$143,522	$141,194
Charter	54,692	47,312
Ancillary	87,674	86,158
Passenger	285,888	274,664
Cargo	28,157	23,948
Other	12,604	12,871
Total Operating Revenues	$326,649	$311,483
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
Total Operating Revenues by geographic region are as follows:

	Three Months Ended March 31,
	2025	2024
Domestic	$301,374	$290,214
Latin America	25,176	21,269
Other	99	—
Total Operating Revenues	$326,649	$311,483
Contract Balances
The Company’s contract assets primarily relate to costs incurred to prepare the Amazon cargo aircraft for service under the original ATSA and the A&R ATSA, as well as warrants that have vested and will be amortized against Cargo revenue over the remaining term of the A&R ATSA. The balances are included in Other Current Assets and Other Assets on the Condensed Consolidated Balance Sheets.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The Company’s contract liabilities are primarily comprised of: 1) ticket sales for transportation that have not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets) and, 3) the Amazon Deferred Up-front Payment received under the original ATSA (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets).
Contract Assets and Liabilities are as follows:

	March 31, 2025	December 31, 2024
Contract Assets
Amazon Contract	$5,868	$4,135
Total Contract Assets	$5,868	$4,135

Contract Liabilities
Air Traffic Liabilities	$114,257	$160,686
Loyalty Program Liabilities	14,100	14,601
Amazon Contract	1,668	1,612
Total Contract Liabilities	$130,025	$176,899
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2025, $133,807 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2024.
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
Changes in the Loyalty Program Liabilities are as follows:

	2025	2024
Balance – January 1	$14,601	$13,737
Loyalty Points Earned	2,635	2,430
Loyalty Points Redeemed (1)	(3,136)	(3,099)
Balance – March 31	$14,100	$13,068

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
In March 2025, the Company entered into a Credit Card Program Agreement for a new co-branded credit card program. The new co-branded credit card program is expected to launch in the second half of 2025. Subject to certain exceptions, the Credit Card Program Agreement has a term of seven years following its launch, with automatic successive one-year renewal terms.
3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Income	$36,535	$35,313

Denominator:
Weighted Average Common Shares Outstanding - Basic	53,342,226	53,034,538
Dilutive effect of Stock Options, RSUs and Warrants	2,166,133	2,363,147
Weighted Average Common Shares Outstanding - Diluted	55,508,359	55,397,685

Basic earnings per share	$0.68	$0.67
Diluted earnings per share	$0.66	$0.64

The Company's anti-dilutive shares for the three months ended March 31, 2025 were not material to the Condensed Consolidated Financial Statements. The Company excluded 4,230,975 of stock options, RSUs and warrants that would have had an anti-dilutive effect on its diluted earnings per share calculation for the three months ended March 31, 2024.
4. AIRCRAFT
As of March 31, 2025, Sun Country's fleet consisted of 66 Boeing 737-NG aircraft, comprised of 61 Boeing 737-800s and five Boeing 737-900ERs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The following tables summarize the Company’s aircraft fleet activity for the three months ended March 31, 2025 and 2024, respectively:

	December 31, 2024	Additions	Reclassifications	Removals	March 31, 2025
Passenger:
Owned	34	—	—	—	34
Finance leases	11	—	—	—	11
Sun Country Airlines’ Fleet	45	—	—	—	45
Cargo:
Aircraft Operated for Amazon (1)	12	3	—	—	15
Other:
Owned Aircraft Held for Operating Lease	4	—	—	—	4
Subleased Aircraft (2)	2	—	—	—	2
Total Aircraft	63	3	—	—	66

	December 31, 2023	Additions	Reclassifications	Removals	March 31, 2024
Passenger:
Owned	29	1	—	—	30
Finance leases	13	1	—	—	14
Sun Country Airlines’ Fleet	42	2	—	—	44
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	—	—	5
Subleased Aircraft (2)	1	1	—	—	2
Total Aircraft	60	3	—	—	63

(1)	This amount includes both aircraft in-service and aircraft received, but not in-service as of March 31, 2025.
(2)	The head leases associated with these subleases are classified as finance leases.
During the three months ended March 31, 2025, the Company received three additional cargo aircraft under the A&R ATSA, of which one aircraft was in-service. During the three months ended March 31, 2025, amendments were executed to extend the lease expiry terms for three of the four remaining Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026. Of the 38 Owned aircraft and Owned Aircraft Held for Operating Lease as of March 31, 2025, 31 aircraft were financed, five aircraft have been pledged to support the ability to efficiently utilize the Company's new four-year $75,000 revolving credit facility (“Revolving Credit Facility”) entered into during March 2025, and two aircraft were unencumbered. See Note 5 for more information on the Company's Revolving Credit Facility.
During the three months ended March 31, 2024, the Company acquired one incremental aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to an

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

unaffiliated airline. Upon expiry of the sublease, the aircraft will be redelivered to the Company and is expected to be inducted into the Company's passenger fleet.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended March 31,
Aircraft Status	Expense Type	2025	2024
Owned	Depreciation	$14,419	$14,340
Finance Leased	Amortization	5,206	5,730
		$19,625	$20,070
5.    DEBT
Credit Facilities
In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 Revolving Credit Facility. The interest rate on borrowings is determined using a base rate plus an applicable margin of 2.5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.6%. The Revolving Credit Facility is guaranteed by the Company and secured by a pool of collateral. Accordingly, the Company pledged certain assets as collateral, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. Available funds from the Revolving Credit Facility can be used for general corporate purposes. The Revolving Credit Facility includes financial covenants that require the Company to maintain: 1) minimum liquidity, as defined within the agreement, of not less than $55,000, 2) a minimum adjusted EBITDAR of $110,000 for any four consecutive fiscal quarters and 3) a minimum ratio of the borrowing base of the collateral to outstanding obligations under the Revolving Credit Facility of not less than 1.0 to 1.0. The Company was in compliance with these financial covenants as of March 31, 2025. As of March 31, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility.
Long-term Debt
Term Loan Credit Facility
During the three months ended March 31, 2023, the Company executed a term loan credit facility with a face amount of $119,200 ("Term Loan Credit Facility") for the purpose of financing the five Owned Aircraft Held for Operating Lease. The loan is repaid monthly through March 2030. During the lease term, payments collected from the lessee are applied directly to the repayment of principal and interest on the Term Loan Credit Facility. The Owned Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral. In December 2024, the Company made a partial repayment of $60,000 on the Term Loan Credit Facility using proceeds from the reissued Class C trust certificates Series 2019-1.
The interest rate on the Term Loan Credit Facility is determined using a base rate, which resets monthly, plus an applicable margin, and a fixed credit spread adjustment of 0.1%. The applicable margin during the lease term is fixed at 3.75%, and is subsequently reduced to 3.25% once the aircraft have been redelivered to the Company and a Loan-to-Value ("LTV") ratio calculation is completed. To the extent that the LTV ratio exceeds 75% at the end of the lease term, a principal prepayment will be required in order to reduce the ratio to 75%. For more information on the LTV and the Company's related accounting policies, see Note 7, "Debt" included within Part II, Item 8 of the 2024 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

During the fourth quarter of 2024, the lease term expired for one Owned Aircraft Held for Operating Lease. As of the lease term date, the LTV level was not in excess of the 75% LTV ratio. Therefore, a principal prepayment was not required. The interest rate in effect as of March 31, 2025, for the redelivered aircraft was 7.7%. The interest rate in effect for the four remaining Owned Aircraft Held for Operating Lease as of March 31, 2025 was 8.2%.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of Class A and Class B certificates Series 2022-1 (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.05% as of March 31, 2025.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 7.10%. The weighted average interest rate was 5.35% as of March 31, 2025.
In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the proceeds to repay a portion of the Term Loan Credit Facility. The reissued Class C trust certificates had no impact on the bi-annual payment schedule or the term of the 2019-1 EETC.
Long-term Debt includes the following:

	March 31, 2025	December 31, 2024
2019-1 EETC (see terms and conditions above)	$158,510	$158,510
2022-1 EETC (see terms and conditions above)	128,410	138,532
Term Loan Credit Facility (see terms and conditions above)	28,373	33,080
Total Debt	315,293	330,122
Less: Unamortized debt issuance costs	(2,697)	(3,000)
Less: Current Maturities of Long-term Debt, net	(91,715)	(87,579)
Total Long-term Debt, net	$220,881	$239,543

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2025	$76,881	$(799)	$76,082
2026	63,485	(803)	62,682
2027	87,448	(590)	86,858
2028	21,183	(260)	20,923
2029	29,258	(155)	29,103
Thereafter	37,038	(90)	36,948
Total as of March 31, 2025	$315,293	$(2,697)	$312,596
The fair value of Debt was $301,310 as of March 31, 2025 and $311,103 as of December 31, 2024. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
6. INVESTMENTS
A summary of debt securities by major security type:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Corporate Debt Securities	$54,381	$27	$(23)	$54,385
U.S. Government Agency Securities	44,347	4	(53)	44,298
Total	$98,728	$31	$(76)	$98,683

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Corporate Debt Securities	$53,452	$22	$(40)	$53,434
U.S. Government Agency Securities	44,303	2	(103)	44,202
Total	$97,755	$24	$(143)	$97,636

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,693 and $6,417 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, the unrealized losses were the result of changes in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of March 31, 2025, the Company expects that any unrealized losses are recoverable prior to the investment's conversion to cash.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

7.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$53,391	$—	$—	$53,391
Available-for-Sale Securities:
Corporate Debt Securities	—	54,385	—	54,385
U.S. Government Agency Securities	—	44,298	—	44,298
Total Available-for-Sale Securities	—	98,683	—	98,683
Certificates of Deposit	6,693	—	—	6,693
Total Assets Measured at Fair Value on a Recurring Basis	$60,084	$98,683	$—	$158,767

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$83,219	$—	$—	$83,219
Available-for-Sale Securities:
Corporate Debt Securities	—	53,434	—	53,434
U.S. Government Agency Securities	—	44,202	—	44,202
Total Available-for-Sale Securities	—	97,636	—	97,636
Certificates of Deposit	6,417	—	—	6,417
Total Assets Measured at Fair Value on a Recurring Basis	$89,636	$97,636	$—	$187,272
8.    INCOME TAXES
The Company's effective tax rate for the three months ended March 31, 2025 and 2024, was 24.1% and 24.2%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The effective tax rate in both periods was impacted by permanent stock compensation items.
Tax Receivable Agreement
The total Tax Receivable Agreement ("TRA") balance as of March 31, 2025 and December 31, 2024 was $87,169 and $97,694, of which $14,793 and $10,325 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. During the three months ended March 31, 2025 and 2024, the Company made payments of $10,525 and $3,350, respectively, to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

9.    SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
In March 2025, the Company's flight attendants, represented by the International Brotherhood of Teamsters, ratified a new five-year collective bargaining agreement. Upon ratification of the new agreement, eligible flight attendants became entitled to a one-time ratification bonus. Eligibility requirements stipulate that flight attendants must be on the seniority list as of the ratification date, have completed probation, and hold an active status in order to receive the bonus payment. Certain portions of the ratification bonus will be paid in future periods as flight attendants on the seniority list as of the ratification date complete their probationary period or change their status from inactive to active. Ratification bonuses were paid to all eligible flight attendants during March 2025, per the collective bargaining agreement. The ratification bonus of $1,799, including $138 of payroll related tax expense, was included within Special Items, net on the Company's Condensed Consolidated Statements of Operations.
10.    STOCKHOLDERS' EQUITY
Equity Transactions
Common Stock Repurchases
The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans.
During the three months ended March 31, 2025, the Company announced the commencement of a secondary public offering of 6,346,105 shares of its Common Stock by the SCA Horus Stockholder. Upon completion of the secondary public offering, the SCA Horus Stockholder did not own any shares of the Company’s Common Stock. The Company did not receive any of the proceeds from the offering. The Company received authorization from its Board of Directors to repurchase up to $10,000 of its Common Stock in connection with this offering. The underwriters agreed to sell to the Company, and the Company agreed to purchase up to $10,000 of the Company's Common Stock from the underwriters equal to the price at which the underwriter purchased the shares from the SCA Horus Stockholder. As part of this transaction, the Company repurchased 630,914 shares of its Common Stock, for a total cost of $10,000, or an average price of $15.85 per share. The Company incurred offering expenses of $481 in conjunction with the secondary public offering.
As of March 31, 2025, the Company did not have any remaining amount of Board authorization to repurchase shares of its Common Stock. Subsequent to March 31, 2025, the Company's Board of Directors authorized $25,000 to be used to repurchase shares of the Company's Common Stock.
During the three months ended March 31, 2024, the Company repurchased 755,284 shares of its Common Stock at a total cost of $11,493, or an average price of $15.22 per share. The repurchases were part of open market purchases.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

share. During the three months ended March 31, 2025 and 2024, 252,869 and 189,652 warrants vested in each period. As of March 31, 2025 and 2024, the cumulative vested warrants held by Amazon were 4,362,004 and 3,413,745, respectively. The exercise period of these warrants is through the eighth anniversary of the issue date. No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA.
11.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 5), payments under the TRA (see Note 8), and probable future purchases of aircraft.
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. As of March 31, 2025, the Company has appealed the results of the audit through a formal protest with the IRS and there has been no further communication on this matter. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of March 31, 2025.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
12.    OPERATING SEGMENTS
The Company has two operating and reportable segments: Passenger and Cargo, which are determined by the services provided and fleet utilized. The Chief Operating Decision Maker ("CODM") makes resource allocation decisions with the objective of generating high returns and margins and mitigating the seasonality of the Company’s route network. The CODM assesses performance using multiple measures. Operating Income (Loss) is the measure of segment profit that is the most consistent with the amounts presented in the Company’s Condensed Consolidated Financial Statements, as well as the measures the CODM uses to assess segment performance. The accounting policies for the Company’s reportable segments are consistent with those described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" included within Part II, Item 8 of the 2024 10-K. There are no intercompany transactions between the Company’s reportable segments.
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. Certain operating expenses are allocated between the Passenger and Cargo segments. Certain non-fuel operating expenses are allocated based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. Other Operating, net includes crew and other employee travel, interrupted trip expenses, information technology, property taxes and insurance, including hull-liability insurance, supplies, legal and other professional fees, facilities and all other administrative and operational overhead expenses. The CODM does not consider Interest Income, Interest Expense, and Other Income, net, in assessing the financial performance of its operating segments. Collectively, these items are included in reconciliations of reporting segment financial amounts to consolidated financial amounts.
Nearly all of the Company’s long-lived assets are associated with the Passenger operating segment. Therefore, predominately all depreciation and amortization expense is associated with the Passenger operating segment. Substantially all the Company’s tangible assets are located in the U.S. The Company's

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Aircraft and Flight equipment are mobile across geographic markets. As a result, assets by segment are not reviewed by the CODM and have not been presented herein.
The following table presents financial information for the Company’s two segments.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$298,492	$28,157	$326,649	$287,535	$23,948	$311,483

Operating Expenses:
Aircraft Fuel	64,619	—	64,619	70,304	—	70,304
Salaries, Wages, and Benefits	75,183	17,662	92,845	65,588	16,650	82,238
Maintenance	15,343	3,519	18,862	13,404	3,413	16,817
Sales and Marketing	10,395	—	10,395	10,679	—	10,679
Depreciation and Amortization	24,799	5	24,804	23,804	5	23,809
Ground Handling	11,407	—	11,407	9,145	9	9,154
Landing Fees and Airport Rent	16,684	149	16,833	14,576	153	14,729
Special Items, net	1,799	—	1,799	—	—	—
Other Operating, net	23,543	5,296	28,839	23,504	5,073	28,577
Total Operating Expenses	243,772	26,631	270,403	231,004	25,303	256,307
Operating Income (Loss)	$54,720	$1,526	56,246	$56,531	$(1,355)	55,176
Interest Income			1,995			2,448
Interest Expense			(9,625)			(11,112)
Other, net			(478)			46
Income Before Income Tax			$48,138			$46,558
13.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through May 2, 2025, the date that the Condensed Consolidated Financial Statements were available to be issued.
Subsequent to March 31, 2025, the Company's Board of Directors authorized $25,000 to be used to repurchase shares of the Company's Common Stock. See Note 10 for more information on the Company's stock repurchases.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2025 and 2024. Also discussed is our financial position as of March 31, 2025 and December 31, 2024. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2024 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
In March 2025, we entered into a Credit Card Program Agreement for a new co-branded credit card program. The new co-branded credit card program is expected to launch in the second half of 2025. Subject to certain exceptions, the Credit Card Program Agreement has a term of seven years following its launch, with automatic successive one-year renewal terms.
For more information on our business and strategic advantages, see the "Business" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections within Part I, Item 1 and Part II, Item 7, respectively, in our 2024 10-K.
Operations in Review
We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high-

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

quality passenger experience, offering state-of-the-art interiors, complimentary streaming of in-flight entertainment to passenger devices, seat reclining and seat-back power in all our aircraft.
The demand for air travel services has historically been affected by U.S. and global economic conditions, or other geopolitical events. Our diversified business model, which includes a focus on leisure and VFR passengers, Charter and Cargo service, all primarily within the U.S., is unique in the airline sector and helps mitigate the impact of cyclical, economic, and industry downturns on our business when compared with other large U.S. passenger airlines. For example, most of our Charter contracts are non-cyclical because these customers still fly during normal economic downturns, and our casino contracts are long-term in nature. Further, our crew can be utilized by flying Cargo service in periods when the Passenger business is less profitable. Our business model is flexible, which gives us the ability to adjust our services in response to market conditions and is intended to produce the highest possible returns for Sun Country.
Certain accounting estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements involve financial projections or depend on factors that are inherently uncertain and challenging to estimate during periods of economic uncertainty. Should the current economic uncertainty persist or worsen, the Company may need to reevaluate these estimates and assumptions, potentially resulting in a material impact on the Company's financial position, assets, or earnings.
In June 2024, the Company entered into the A&R ATSA with Amazon that will result in an increase in the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20. During the three months ended March 31, 2025, the Company received three additional cargo aircraft under the A&R ATSA, of which one aircraft was in-service. Cargo revenue will continue to grow during 2025 as all eight additional aircraft are expected to be in-service by the end of the third quarter of 2025. In the near term, the increase in aircraft we operate on behalf of Amazon will result in more resources being allocated to the Cargo business. This aligns with our strategy of long-term flexibility and supports our ability to mitigate the impact of cyclical, economic, and industry downturns on our business.
Components of Operations
For a more detailed discussion on the nature of transactions included in the separate line items of our Condensed Consolidated Statement of Operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended March 31, 2025 (1)				Three Months Ended March 31, 2024 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	7,466	2,468	2,926	12,964	7,169	2,292	2,961	12,539
Block hours (2)	27,242	5,424	7,605	40,681	25,496	4,900	7,688	38,437
Aircraft miles (2)	10,863,145	1,886,746	2,868,687	15,719,114	10,176,835	1,696,121	2,856,662	14,840,468
Available seat miles (ASMs) (thousands) (2)	2,020,545	331,510		2,370,755	1,892,891	299,058		2,211,886
Total revenue per ASM (TRASM) (cents) (3)	11.63	16.55		12.23	12.20	15.82		12.58
Average passenger aircraft during the period (4)				44.0				42.0
Passenger aircraft at end of period (4)				45				44
Cargo aircraft at end of period				15				12
Leased Aircraft (5)				6				7
Average daily aircraft utilization (hours) (4)				8.4				8.0
Average stage length (miles)				1,283				1,255
Revenue passengers carried (6)	1,165,073				1,157,511
Revenue passenger miles (RPMs) (thousands) (6)	1,686,484				1,654,851
Load factor (6) (7)	83.5%				87.4%
Average base fare per passenger (6)	$123.19				$121.98
Ancillary revenue per passenger (6)	$75.25				$74.43
Total fare per passenger (6)	$198.44				$196.41
Charter revenue per block hour (6)		$10,083				$9,655
Fuel gallons consumed (thousands) (2)	21,289	3,699		25,171	20,050	3,434		23,676
Fuel cost per gallon, excluding indirect fuel credits				$2.66				$3.01
Employees at end of period				3,124				2,865
Cost per available seat mile (CASM) (cents) (8)				11.41				11.59
Adjusted CASM (cents) (9)				7.34				7.09
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
(7)Load factor is a measure of utilized available seating capacity calculated by dividing Scheduled Service RPMs by Scheduled Service ASMs for a reporting period.
(8)CASM is a key airline cost metric. CASM is defined as operating expenses divided by total available seat miles.
(9)Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, and certain other costs that are unrelated to our airline operations.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		% Change
	2025	2024
Operating Revenues:
Scheduled Service	$143,522	$141,194	2%
Charter	54,692	47,312	16%
Ancillary	87,674	86,158	2%
Passenger	285,888	274,664	4%
Cargo	28,157	23,948	18%
Other	12,604	12,871	(2)%
Total Operating Revenues	326,649	311,483	5%

Operating Expenses:
Aircraft Fuel	64,619	70,304	(8)%
Salaries, Wages, and Benefits	92,845	82,238	13%
Maintenance	18,862	16,817	12%
Sales and Marketing	10,395	10,679	(3)%
Depreciation and Amortization	24,804	23,809	4%
Ground Handling	11,407	9,154	25%
Landing Fees and Airport Rent	16,833	14,729	14%
Special Items, net	1,799	—	NM
Other Operating, net	28,839	28,577	1%
Total Operating Expenses	270,403	256,307	5%
Operating Income	56,246	55,176	2%

Non-operating Income (Expense):
Interest Income	1,995	2,448	(19)%
Interest Expense	(9,625)	(11,112)	(13)%
Other, net	(478)	46	NM
Total Non-operating Expense, net	(8,108)	(8,618)	(6)%

Income Before Income Tax	48,138	46,558	3%
Income Tax Expense	11,603	11,245	3%
Net Income	$36,535	$35,313	3%
“NM” stands for not meaningful
Total Operating Revenues increased $15,166, or 5%, to $326,649 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was a result of growth in the Company's Passenger business, as well as an increase in Cargo revenue primarily due to contractual rate escalations. These items are discussed in further detail below.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue increased $11,224, or 4%, to $285,888 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The table below presents select operating data for lines of revenue within Passenger, expressed as year-over-year changes:

	Three Months Ended March 31,		% Change
	2025	2024
Scheduled Service and Ancillary Statistics:
Departures	7,466	7,169	4%
Block Hours	27,242	25,496	7%
Passengers	1,165,073	1,157,511	1%
Average base fare per passenger	$123.19	$121.98	1%
Ancillary revenue per passenger	$75.25	$74.43	1%
Total fare per passenger	$198.44	$196.41	1%
RPMs (thousands)	1,686,484	1,654,851	2%
ASMs (thousands)	2,020,545	1,892,891	7%
TRASM (cents)	11.63	12.20	(5)%
Passenger load factor	83.5%	87.4%	(3.9)%

Charter Statistics:
Departures	2,468	2,292	8%
Block hours	5,424	4,900	11%
Charter revenue per block hour	$10,083	$9,655	4%
Our year-over-year operational growth was slightly impacted by close-in demand weakness. This resulted in a 7% increase in ASMs, a 5% reduction in TRASM and a 3.9 percentage point reduction in load factor. Total passengers and total fare per passenger were materially consistent year-over-year.
Passenger revenue also benefited from the $7,380, or 16%, increase in Charter revenue during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was the result of a 4% improvement in Charter revenue per block hour and an 11% increase in block hours. The improvement in Charter revenue per block hour was primarily driven by rate increases and mix of flying higher rate customers. The year-over-year increase in block hours was due to an increase in flying by large program customers and ad hoc flying.
Cargo. Revenue from cargo services increased $4,209, or 18%, to $28,157 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to contractual rate escalations. Further, during the three months ended March 31, 2025, the Company received three additional cargo aircraft under the A&R ATSA, of which one aircraft was in-service by the end of the quarter.
Other. Other revenue decreased $267, or 2%, to $12,604 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in Other revenue was due to $8,636 of rental revenue primarily associated with an average of six leased aircraft during the three months ended March 31, 2025, as compared to $9,275 of rental revenue associated with an average of seven leased aircraft during the three months ended March 31, 2024.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended March 31,		% Change
	2025	2024
Total Aircraft Fuel Expense	$64,619	$70,304	(8)%
Indirect Fuel Credits	2,251	954	136%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$66,870	$71,258	(6)%
Fuel Gallons Consumed (thousands)	25,171	23,676	6%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.66	$3.01	(12)%
Aircraft Fuel expense decreased 8% year-over-year due to a 12% decrease in the average fuel cost per gallon. This was partially offset by a 6% increase in consumption as a result of our operational growth.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $10,607, or 13%, to $92,845 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The year-over-year increase in Salaries, Wages, and Benefits was impacted by a 9% increase in employee headcount to support the increase in total system block hours as a result of operational growth, and contractual rate increases for our pilots. During the three months ended March 31, 2025, the Company's flight attendants and dispatchers ratified new collective bargaining agreements. The new collective bargaining agreements include contractual pay increases, which increased the Company's Salaries, Wages, and Benefits expense in the current period, and will have a greater impact in future periods due to the timing of ratification within the quarter.
Maintenance. Maintenance expense increased $2,045, or 12%, to $18,862 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The year-over-year increase in Maintenance expense was primarily driven by growth in our fleet and operations, an increase in non-routine events, and higher rates for service. These increases were partially offset by a year-over-year decrease in the number of routine, time-based heavy maintenance and landing gear events.
Sales and Marketing. Sales and Marketing expense decreased $284, or 3%, to $10,395 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The year-over-year decrease was driven by a reduction in Global Distribution System ("GDS") fees resulting from a decrease in sales through indirect distribution channels, as well as decreases in advertising and other expenses.
Depreciation and Amortization. Depreciation and Amortization expense increased $995, or 4%, to $24,804 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of owned aircraft and aircraft under finance leases. For the three months ended March 31, 2025 and 2024, there were an average of 51 and 50 aircraft that were owned or under finance leases, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Ground Handling. Ground Handling expense increased $2,253, or 25%, to $11,407, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This year-over-year increase was the result of a 5% increase in Passenger segment departures from our expanding operations, as well as a combination of rate increases due to market pressures at our outsourced ground stations and operational challenges in the quarter.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $2,104, or 14%, to $16,833 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This year-over-year increase was the result of a 5% increase in Passenger segment departures from our expanding operations, as well as rate increases at airports due to market pressures.
Special Items, net. Special Items, net included $1,799 for the three months ended March 31, 2025, which represents the ratification bonus for the new five-year collective bargaining agreement paid to eligible flight attendants during the period, as well as the related payroll tax expense. For more information, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other Operating, net. Other Operating, net increased $262, or 1%, to $28,839 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily the result of an increase in operations, partially offset by our engine part sales programs.
Non-operating Income (Expense)
Interest Income. Interest income decreased $453, or 19%, to $1,995 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to the reduction in the Company's average investment balance year-over-year.
Interest Expense. Interest expense decreased $1,487, or 13%, to $9,625 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was due to year-over-year decreases in debt balances; as well as the partial refinancing of the Term Loan Credit Facility which resulted in a lower interest rate. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Other, net. Other, net was a $478 expense for the three months ended March 31, 2025 as a result of the Company incurring expenses of $481 in conjunction with the secondary public offering. Other, net for the three months ended March 31, 2024 was not material. For more information on the secondary public offering, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Income Tax. The Company's effective tax rate for the three months ended March 31, 2025 was 24.1% compared to 24.2% for the three months ended March 31, 2024. The effective tax rate in both periods were materially consistent.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$298,492	$28,157	$326,649	$287,535	$23,948	$311,483

Operating Expenses:
Aircraft Fuel	64,619	—	64,619	70,304	—	70,304
Salaries, Wages, and Benefits	75,183	17,662	92,845	65,588	16,650	82,238
Maintenance	15,343	3,519	18,862	13,404	3,413	16,817
Sales and Marketing	10,395	—	10,395	10,679	—	10,679
Depreciation and Amortization	24,799	5	24,804	23,804	5	23,809
Ground Handling	11,407	—	11,407	9,145	9	9,154
Landing Fees and Airport Rent	16,684	149	16,833	14,576	153	14,729
Special Items, net	1,799	—	1,799	—	—	—
Other Operating, net	23,543	5,296	28,839	23,504	5,073	28,577
Total Operating Expenses	243,772	26,631	270,403	231,004	25,303	256,307
Operating Income (Loss)	$54,720	$1,526	$56,246	$56,531	$(1,355)	$55,176

Operating Margin %	18.3%	5.4%	17.2%	19.7%	(5.7)%	17.7%
Passenger. Passenger Operating Income decreased $1,811 to $54,720 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The Operating Margin Percentage for the three months ended March 31, 2025 decreased by 1.4 percentage points, as compared to the three months ended March 31, 2024. The year-over-year decrease in Passenger Operating Income and Operating Margin Percentage were primarily driven by increased expenses as a result of operational growth, contractual rate increases for our pilots, rate increases for Ground Handling and Landing Fees and Airport Rent, and the ratification bonus paid to eligible flight attendants during the period; partially offset by a 12% decrease in the average fuel cost per gallon. These expense increases were partially offset by revenue growth, primarily driven by the Charter line of business. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income (Loss) changed by $2,881, to $1,526, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Operating Margin Percentage for the three months ended March 31, 2025 improved by 11.1 percentage points, as compared to the three months ended March 31, 2024. The changes in both Operating Income (Loss) and Operating Margin Percentage were primarily driven by contractual rate escalations. Further, during the three months ended March 31, 2025, the Company received three additional cargo aircraft under the A&R ATSA, of which one aircraft was in-service. For more information on the components of Operating Income (Loss) for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended March 31,
	2025	2024
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$326,649	$311,483
Operating Income	56,246	55,176
Special Items, net (1)	1,799	—
Stock Compensation Expense	1,695	1,514
Adjusted Operating Income	$59,740	$56,690

Operating Income Margin	17.2%	17.7%
Adjusted Operating Income Margin	18.3%	18.2%
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended March 31,
	2025	2024
Adjusted Net Income Reconciliation:
Net Income	$36,535	$35,313

Special Items, net (1)	1,799	—
Stock Compensation Expense	1,695	1,514
Loss on Credit Facility	186	—
Secondary Offering Costs	481	—
Income Tax Effect of Adjusting Items, net (2)	(957)	(348)
Adjusted Net Income	$39,739	$36,479
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA Reconciliation:
Net Income	$36,535	$35,313
Special Items, net (1)	1,799	—
Stock Compensation Expense	1,695	1,514
Secondary Offering Costs	481	—
Interest Income	(1,995)	(2,448)
Interest Expense	9,625	11,112
Provision for Income Taxes	11,603	11,245
Depreciation and Amortization	24,804	23,809
Adjusted EBITDA	$84,547	$80,545
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
CASM and Adjusted CASM
CASM is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, depreciation and amortization recognized on certain assets that generate lease income, stock-based compensation, certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and our Board of Directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. The Company has entered into certain transactions where it serves as a lessor. As of March 31, 2025, we leased or subleased six aircraft. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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
The following tables present the reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2025		2024
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$270,403	11.41	$256,307	11.59
Less:
Special Items, net (1)	1,799	0.08	—	—
Aircraft Fuel	64,619	2.73	70,304	3.18
Stock Compensation Expense	1,695	0.07	1,514	0.07
Cargo Expenses, Not Already Adjusted Above	26,264	1.11	24,970	1.13
Sun Country Vacations	497	0.02	539	0.02
Leased Aircraft, Depreciation and Amortization Expense (2)	1,612	0.06	2,251	0.10
Adjusted CASM	$173,917	7.34	$156,729	7.09

ASM (thousands)	2,370,755		2,211,886
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)	Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2025 included our existing cash and cash equivalents of $53,391 and short-term investments of $105,376, our expected cash generated from operations, and the $75,000 of available funds under the Revolving Credit Facility. We invest cash and cash equivalents in highly liquid securities with strong credit ratings. We classify our investments as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
In addition, we had restricted cash of $13,737 as of March 31, 2025, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts prior to the date of

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

transportation in accordance with DOT regulations. The restrictions are released once the charter transportation is provided.
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
For a more detailed discussion on our Liquidity and Capital Resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 10-K.
Aircraft – We do not maintain an aircraft order book; instead, we enter into aircraft transactions on an opportunistic basis based on market conditions, our prevailing level of liquidity and capital market availability. As a result, we are not locked into large future capital expenditures. We have historically financed aircraft through debt and finance leases. As of March 31, 2025, our fleet consisted of 66 Boeing 737-NG aircraft. This includes 45 aircraft in the passenger fleet, 15 cargo aircraft operated or received pursuant to the A&R ATSA, and six aircraft currently on lease to unaffiliated airlines.
During the three months ended March 31, 2025, the Company received three additional cargo aircraft under the A&R ATSA, of which one aircraft was in-service. All eight additional aircraft are expected to be in-service by the end of the third quarter of 2025. For more information on our fleet, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance for scheduled maintenance to act as collateral for the benefit of the lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of March 31, 2025, we had $56,858 of total Lessor Maintenance Deposits. All maintenance deposits as of March 31, 2025 are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 Revolving Credit Facility. The Company pledged certain assets, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. As of March 31, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility. The Company was in compliance with its covenants within the Revolving Credit Facility as of March 31, 2025.
Debt - At our discretion, we obtain debt financing in order to purchase, or refinance aircraft. The Company has not entered into any new debt financing arrangements during the three months ended March 31, 2025.
For more information on our credit facilities or debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
TRA Liability - During the three months ended March 31, 2025 and 2024, we made a payment of $10,525 and $3,350 to the TRA holders, respectively. Payments will be made in future periods as Pre-IPO Tax Attributes are

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

utilized. For more information on the TRA liability, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$53,391	$83,219
Available-for-Sale Securities	98,683	97,636
Amount Available Under Revolving Credit Facility	75,000	24,743
Total Liquidity	$227,074	$205,598

	March 31, 2025	December 31, 2024
Total Debt, net	$312,596	$327,122
Finance Lease Obligations	266,338	271,262
Operating Lease Obligations	19,852	20,650
Total Debt, net, and Lease Obligations	598,786	619,034
Stockholders' Equity	603,017	570,373
Total Invested Capital	$1,201,803	$1,189,407

Debt-to-Capital	0.50	0.52
Sources and Uses of Liquidity

	Three Months Ended March 31,		%
	2025	2024	Change
Total Operating Activities	$16,431	$30,721	(47)%

Investing Activities:
Purchases of Property & Equipment	(15,409)	(29,698)	(48)%
Purchases of Investments	(19,092)	(31,200)	(39)%
Proceeds from the Maturities of Investments	17,925	39,500	(55)%
Other, net	6,004	1,091	NM
Total Investing Activities	(10,572)	(20,307)	(48)%

Financing Activities:
Common Stock Repurchases	(10,000)	(11,493)	(13)%
Repayment of Finance Lease Obligations	(4,923)	(5,847)	(16)%
Repayment of Borrowings	(14,829)	(13,830)	7%
Tax Receivable Agreement Payment	(10,525)	(3,350)	214%
Other, net	1,075	26	NM
Total Financing Activities	(39,202)	(34,494)	14%
Net Decrease in Cash	$(33,343)	$(24,080)	38%
“NM” stands for not meaningful
"Cash" consists of Cash, Cash Equivalents and Restricted Cash

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Cash Flow Activities
Operating activities in the three months ended March 31, 2025 provided $16,431, as compared to $30,721 during the three months ended March 31, 2024. During the three months ended March 31, 2025, our Net Income was $36,535, as compared to $35,313 during the three months ended March 31, 2024.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2025, $133,807 of revenue recognized in Passenger revenue was included in the $160,686 of Air Traffic Liabilities as of December 31, 2024.
Aircraft Fuel. Aircraft Fuel expense represented approximately 24% and 27% of our total operating expense for the three months ended March 31, 2025 and 2024, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 12% year-over-year. Fuel consumption increased by 6% during the three months ended March 31, 2025, compared to the prior year as a result of the increase in fleet size and total operations. We expect continued volatility in Aircraft Fuel prices per gallon due to market conditions and global geopolitical events.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $15,409 and $29,698 for the three months ended March 31, 2025 and 2024, respectively. Our capital expenditures during the three months ended March 31, 2025 included the acquisition of one engine and other items not individually material. Our capital expenditures during the three months ended March 31, 2024 primarily included the acquisition of an aircraft and other items not individually material.
Investments. The Company's net investment activity resulted in cash outflows of $1,167 during the three months ended March 31, 2025, as compared to cash inflows of $8,300 during the three months ended March 31, 2024. The year-over-year change is a result of a difference in timing of debt security maturities and a reduction in the Company's average investment balance year-over-year.
Financing Cash Flow Activities
Debt. At our discretion, we obtain debt financing in order to purchase, or refinance aircraft. The Company has not entered into any new debt financing arrangements during the periods presented above. For more information on our debt financings and future repayment schedules, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Finance Leases. Our repayments of finance lease obligations were $4,923 and $5,847 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, the Company had 13 and 16 aircraft finance leases, respectively.
Common Stock Repurchases. During the three months ended March 31, 2025, the Company repurchased 630,914 shares of its Common Stock at $15.85 per share. During the three months ended March 31, 2024, the Company repurchased 755,284 shares of its Common Stock at $15.22 per share. For more information on the

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

stock repurchase program, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
TRA Payment. During the three months ended March 31, 2025 and 2024, the Company made payments of $10,525 and $3,350 to the TRA holders, respectively. For more information on the payment of the TRA, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item I of this report.
Off Balance Sheet Arrangements
For a detailed discussion on the nature of the Company's Off Balance Sheet Arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 10-K. There have been no material changes to the Company's Off Balance Sheet Arrangements as compared to the 2024 10-K.
Commitments and Contractual Obligations
See Note 11 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding commitments and contractual obligations.
Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2025, there were no recently adopted accounting standards that had a material impact to the Company.
Critical Accounting Policies and Estimates
Our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For more information on our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections within Part II, Item 7, respectively, in our 2024 10-K.
There have been no material changes to our critical accounting policies and estimates as compared to the 2024 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, specifically with respect to aircraft fuel, as well as interest rate risk. The adverse effects of changes in these markets could pose a potential loss. There have been no material changes in market risk from those disclosed within "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in Part II, Item 7A, of our 2024 10-K.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures represent controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2024 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2024 10-K. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, the Company announced the commencement of a secondary public offering of 6,346,105 shares of its Common Stock by the SCA Horus Stockholder. Upon completion of the secondary public offering, the SCA Horus Stockholder did not own any shares of the Company’s Common

Stock. The Company did not receive any of the proceeds from the offering. The Company received authorization from its Board of Directors to repurchase up to $10,000 of its Common Stock in connection with this offering. The underwriters agreed to sell to the Company, and the Company agreed to purchase up to $10,000 of the Company's Common Stock from the underwriters equal to the price at which the underwriter purchased the shares from the SCA Horus Stockholder. As part of this transaction, the Company repurchased 630,914 shares of its Common Stock, for a total cost of $10,000, or an average price of $15.85 per share.

As of March 31, 2025, the Company did not have any remaining authorization from its Board of Directors to repurchase its Common Stock. Subsequent to March 31, 2025, the Company's Board of Directors authorized $25,000 to be used to repurchase shares of the Company's Common Stock.

For more information, see Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, our directors and executive officers did not adopt, terminate, or modify any instructions or written plans for the sale or purchase of our securities that would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
In April 2025, we announced that William Trousdale was appointed as Interim Chief Financial Officer and Principal Financial and Accounting Officer, effective as of April 17, 2025, following the resignation of Dave Davis, our former President and Chief Financial Officer. On April 30, 2025, the Compensation and Human Resources Committee of the Company’s Board of Directors approved a grant of time-based restricted stock units having a grant date value of $115,000 to Mr. Trousdale in connection with his appointment to the position of Interim Chief Financial Officer. The restricted stock units will vest in equal annual installments over three years and will otherwise be subject to the Company’s form of restricted stock unit award agreement.

ITEM 6. EXHIBITS
(a)Exhibits

10.1#
Credit Card Program Agreement, dated as of March 17, 2025, between Sun Country, Inc. and Synchrony Bank (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on March 20, 2025)

10.2*
Revolving Credit Facility, dated as of March 24, 2025, between Sun Country, Inc, and MUFG Bank, ltd and Sumitomo Mitsui Banking Corporation as lenders, and UMB Bank, National Association, as administrative Agent

10.3
Underwriting Agreement, dated as of February 10, 2025, among Sun Country Airlines Holdings, Inc., SCA Horus Holdings, LLC as the selling stockholder, and the underwriters named therein (incorporated by reference to Exhibit 1.1 to Sun Country Airlines Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 11, 2025)

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025

31.2*	Certification by Sun Country’s Interim Chief Financial Officer and Senior Vice President with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and Interim Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025

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

Sun Country Airlines Holdings, Inc. (Registrant)

/s/ William Trousdale
William Trousdale
Interim Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

May 2, 2025