Form 10-Q
period 2025-06-30
Sun Country Airlines Holdings, Inc.
filed 2025-08-01
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of June 30, 2025:
Common Stock, $0.01 par value – 53,316,378 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$36,964	$83,219
Restricted Cash	16,346	17,252
Investments	101,337	104,053
Accounts Receivable, net of an allowance for credit losses of $759 and $617, respectively	35,265	35,296
Short-term Lessor Maintenance Deposits	1,146	521
Inventory, net of a reserve for obsolescence of $1,049 and $784, respectively	11,302	10,467
Prepaid Expenses	15,216	13,837
Other Current Assets	4,717	1,939
Total Current Assets	222,293	266,584

Property & Equipment, net:
Aircraft and Flight Equipment	799,515	775,210
Aircraft and Flight Equipment Held for Operating Lease	93,548	124,383
Ground Equipment and Leasehold Improvements	49,124	46,550
Computer Hardware and Software	23,729	22,436
Finance Lease Assets	309,877	309,877
Rotable Parts	26,498	26,626
Total Property & Equipment	1,302,291	1,305,082
Accumulated Depreciation & Amortization	(374,139)	(334,993)
Total Property & Equipment, net	928,152	970,089

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $32,329 and $29,903, respectively	75,412	77,838
Operating Lease Right-of-use Assets	15,591	16,896
Aircraft Deposits	7,925	7,925
Long-term Lessor Maintenance Deposits	59,571	53,624
Other Assets	20,942	14,998
Total Other Assets	401,664	393,504
Total Assets	$1,552,109	$1,630,177
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$56,532	$56,034
Accrued Salaries, Wages, and Benefits	36,931	38,327
Accrued Transportation Taxes	14,795	20,534
Air Traffic Liabilities	106,599	160,686
Finance Lease Obligations	20,830	20,175
Loyalty Program Liabilities	9,481	10,121
Operating Lease Obligations	3,435	3,281
Current Maturities of Long-term Debt, net	81,438	87,579
Income Tax Receivable Agreement Liability	11,720	10,325
Other Current Liabilities	12,941	15,228
Total Current Liabilities	354,702	422,290

Long-term Liabilities:
Finance Lease Obligations	240,505	251,087
Loyalty Program Liabilities	4,916	4,480
Operating Lease Obligations	15,605	17,369
Long-term Debt, net	200,629	239,543
Deferred Tax Liability	33,663	23,566
Income Tax Receivable Agreement Liability	75,449	87,369
Other Long-term Liabilities	13,595	14,100
Total Long-term Liabilities	584,362	637,514
Total Liabilities	939,064	1,059,804

Commitments and Contingencies (see Note 11)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 60,290,298 and 59,500,970 issued and 53,316,378 and 53,157,964 outstanding at June 30, 2025 and December 31, 2024, respectively	603	595
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost, 6,973,920 and 6,343,006 shares held at June 30, 2025 and December 31, 2024, respectively	(115,866)	(105,866)
Additional Paid-In Capital	538,096	528,604
Retained Earnings	190,244	147,132
Accumulated Other Comprehensive Loss	(32)	(92)
Total Stockholders' Equity	613,045	570,373
Total Liabilities and Stockholders' Equity	$1,552,109	$1,630,177
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Passenger	$214,668	$216,395	$500,556	$491,059
Cargo	34,803	25,447	62,960	49,395
Other	14,150	12,539	26,754	25,410
Total Operating Revenues	263,621	254,381	590,270	565,864

Operating Expenses:
Aircraft Fuel	50,536	62,188	115,155	132,492
Salaries, Wages, and Benefits	89,557	79,359	182,402	161,597
Maintenance	18,250	17,339	37,112	34,156
Sales and Marketing	8,001	8,392	18,396	19,071
Depreciation and Amortization	24,972	23,631	49,776	47,440
Ground Handling	11,353	11,368	22,760	20,522
Landing Fees and Airport Rent	14,971	13,723	31,804	28,452
Special Items, net	49	—	1,848	—
Other Operating, net	29,670	26,016	58,509	54,593
Total Operating Expenses	247,359	242,016	517,762	498,323
Operating Income	16,262	12,365	72,508	67,541

Non-operating Income (Expense):
Interest Income	1,513	1,800	3,508	4,248
Interest Expense	(9,212)	(11,077)	(18,837)	(22,189)
Other, net	(7)	(4)	(485)	42
Total Non-operating Expense, net	(7,706)	(9,281)	(15,814)	(17,899)

Income Before Income Tax	8,556	3,084	56,694	49,642
Income Tax Expense	1,979	1,272	13,582	12,517
Net Income	$6,577	$1,812	$43,112	$37,125

Net Income per share to common stockholders:
Basic	$0.12	$0.03	$0.81	$0.70
Diluted	$0.12	$0.03	$0.78	$0.67
Shares used for computation:
Basic	53,222,461	52,689,408	53,282,013	52,861,973
Diluted	54,777,448	54,792,848	55,142,573	55,095,265
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$6,577	$1,812	$43,112	$37,125

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on Available-for-Sale securities, net of deferred tax expense (benefit) of $1, $(12), $18, and $(54), respectively	3	(16)	60	(155)
Other Comprehensive Income (Loss)	3	(16)	60	(155)
Comprehensive Income	$6,580	$1,796	$43,172	$36,970

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2025
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2024	4,109,135	59,500,970	$595	6,343,006	$(105,866)	$528,604	$147,132	$(92)	$570,373
Stock Issued for Stock-Based Awards	—	673,953	7	—	—	2,483	—	—	2,490
Common Stock Repurchases and Excise Tax	—	—	—	630,914	(10,000)	—	—	—	(10,000)
Net Income	—	—	—	—	—	—	36,535	—	36,535
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,695	—	—	1,695
Other Comprehensive Income	—	—	—	—	—	—	—	57	57
March 31, 2025	4,362,004	60,174,923	$602	6,973,920	$(115,866)	$534,649	$183,667	$(35)	$603,017
Stock Issued for Stock-Based Awards	—	115,375	1	—	—	21	—	—	22
Net Income	—	—	—	—	—	—	6,577	—	6,577
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,559	—	—	1,559
Other Comprehensive Income	—	—	—	—	—	—	—	3	3
June 30, 2025	4,614,873	60,290,298	$603	6,973,920	$(115,866)	$538,096	$190,244	$(32)	$613,045

	Six Months Ended June 30, 2024
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Shares	Amount	Shares	Amount
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock Issued for Stock-Based Awards	—	75,606	1	—	—	110	—	—	111
Common Stock Repurchases and Excise Tax	—	—	—	755,284	(11,596)	—	—	—	(11,596)
Net Income	—	—	—	—	—	—	35,313	—	35,313
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,514	—	—	1,514
Other Comprehensive Loss	—	—	—	—	—	—	—	(139)	(139)
March 31, 2024	3,413,745	58,954,329	$590	6,343,006	$(105,937)	$517,012	$129,542	$(201)	$541,006
Stock Issued for Stock-Based Awards	—	195,760	2	—	—	587	—	—	589
Common Stock Repurchases and Excise Tax	—	—	—	—	23	—	—	—	23
Net Income	—	—	—	—	—	—	1,812	—	1,812
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,570	—	—	1,570
Other Comprehensive Loss	—	—	—	—	—	—	—	(16)	(16)
June 30, 2024	3,666,614	59,150,089	$592	6,343,006	$(105,914)	$521,036	$131,354	$(217)	$546,851
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Net Income	$43,112	$37,125
Adjustments to reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	49,776	47,440
Deferred Income Taxes	10,079	9,539
Other, net	3,771	3,947
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,273	(1,268)
Inventory	(1,079)	(2,444)
Prepaid Expenses	(1,379)	783
Lessor Maintenance Deposits	(6,573)	(8,387)
Other Assets	(2,646)	291
Accounts Payable	2,089	3,625
Accrued Transportation Taxes	(5,739)	(2,934)
Air Traffic Liabilities	(54,086)	(41,119)
Loyalty Program Liabilities	(204)	(464)
Operating Lease Obligations	(1,610)	(958)
Other Liabilities	(3,532)	(6,304)
Net Cash Provided by Operating Activities	36,252	38,872
Cash Flows (Used in) Provided by Investing Activities:
Purchases of Property & Equipment	(21,204)	(38,231)
Purchases of Investments	(28,034)	(31,610)
Proceeds from the Maturities of Investments	30,979	64,500
Other, net	10,248	8,863
Net Cash (Used in) Provided by Investing Activities	(8,011)	3,522
Cash Flows Used in Financing Activities:
Common Stock Repurchases	(10,000)	(11,493)
Proceeds from Borrowings	—	10,000
Repayment of Finance Lease Obligations	(9,926)	(20,870)
Repayment of Borrowings	(45,628)	(46,767)
Tax Receivable Agreement Payment	(10,525)	(3,350)
Other, net	677	443
Net Cash Used in Financing Activities	(75,402)	(72,037)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(47,161)	(29,643)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	100,471	63,680

Cash, Cash Equivalents and Restricted Cash--End of the Period	$53,310	$34,037

Non-cash transactions:
Aircraft Acquired under Finance Lease	$—	$40,116
Aircraft Acquired from the Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	$—	$11,634
Maintenance Rights Asset Capitalized into Aircraft and Flight Equipment upon End of Lease	$4,697	$—
Maintenance Rights Asset Converted to Accounts Receivable upon End of Lease	$3,982	$—

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	June 30, 2025	June 30, 2024
Cash and Cash Equivalents	$36,964	$26,864
Restricted Cash	16,346	7,173
Total Cash, Cash Equivalents and Restricted Cash	$53,310	$34,037

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
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the impact of macroeconomic conditions, and other factors, operating results for the six months ended June 30, 2025 are not necessarily indicative of operating results for other interim periods or for the full year ending December 31, 2025.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company continues to assess the impact of this ASU on its Consolidated Financial Statements.
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Passenger (consisting of Scheduled Service, Charter, and Ancillary), Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the U.S. Department of Defense ("DoD"), collegiate and professional sports teams, and casinos. Ancillary revenue consists of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Amended and Restated Air Transportation Services Agreement (the “A&R ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company serves as a lessor. The Company recognized rental revenue of $10,981 and $9,873, during

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

the three months ended June 30, 2025 and 2024, respectively; and $19,617 and $19,148 during the six months ended June 30, 2025 and 2024, respectively.
In June 2024, the Company entered into the A&R ATSA with Amazon that will increase the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20 in 2025. For more information on the A&R ATSA, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" included within Part II, Item 8 of the 2024 10-K. During the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service. Subsequent to June 30, 2025, the Company received the eighth and final aircraft. As of the date of this filing, five aircraft were in-service. All eight additional aircraft are expected to be in-service by the end of the third quarter of 2025.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Scheduled Service	$88,138	$88,078	$231,660	$229,272
Charter	54,271	51,009	108,963	98,321
Ancillary	72,259	77,308	159,933	163,466
Passenger	214,668	216,395	500,556	491,059
Cargo	34,803	25,447	62,960	49,395
Other	14,150	12,539	26,754	25,410
Total Operating Revenues	$263,621	$254,381	$590,270	$565,864
The Company attributes and measures its Operating Revenues by geographic region as defined by the U.S. Department of Transportation ("DOT") for airline reporting based upon the origin of each passenger and cargo flight segment.
The Company’s operations are highly concentrated in the U.S., but include service to many international locations, primarily consisting of scheduled service to Latin America and military charter service to various international destinations.
Total Operating Revenues by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$256,903	$247,898	$558,277	$538,112
Latin America	6,718	6,483	31,894	27,752
Other	—	—	99	—
Total Operating Revenues	$263,621	$254,381	$590,270	$565,864
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
Contract Assets and Liabilities are as follows:

	June 30, 2025	December 31, 2024
Contract Assets
Amazon Contract	$8,553	$4,135
Total Contract Assets	$8,553	$4,135

Contract Liabilities
Air Traffic Liabilities	$106,599	$160,686
Loyalty Program Liabilities	14,397	14,601
Amazon Contract	1,865	1,612
Total Contract Liabilities	$122,861	$176,899
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six months ended June 30, 2025, $151,101 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2024.
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
Changes in the Loyalty Program Liabilities are as follows:

	2025	2024
Balance – January 1	$14,601	$13,737
Loyalty Points Earned	4,852	4,519
Loyalty Points Redeemed (1)	(5,056)	(4,984)
Balance – June 30	$14,397	$13,272

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
3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Income	$6,577	$1,812	$43,112	$37,125

Denominator:
Weighted Average Common Shares Outstanding - Basic	53,222,461	52,689,408	53,282,013	52,861,973
Dilutive effect of Stock Options, RSUs and Warrants	1,554,987	2,103,440	1,860,560	2,233,292
Weighted Average Common Shares Outstanding - Diluted	54,777,448	54,792,848	55,142,573	55,095,265
Anti-dilutive effect of Stock Options, RSUs and Warrants excluded from calculation of Dilutive effect	5,668,729	4,856,996	3,043,760	4,543,986

Basic earnings per share	$0.12	$0.03	$0.81	$0.70
Diluted earnings per share	$0.12	$0.03	$0.78	$0.67
4. AIRCRAFT
As of June 30, 2025, Sun Country's fleet consisted of 69 Boeing 737-NG aircraft, comprised of 64 Boeing 737-800s and five Boeing 737-900ERs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The following tables summarize the Company’s aircraft fleet activity for the six months ended June 30, 2025 and 2024, respectively:

	December 31, 2024	Additions	Reclassifications	Removals	June 30, 2025
Passenger:
Owned	34	—	1	(1)	34
Finance leases	11	—	—	—	11
Sun Country Airlines’ Fleet	45	—	1	(1)	45
Cargo:
Aircraft Operated for Amazon (1)	12	7	—	—	19
Other:
Owned Aircraft Held for Operating Lease	4	—	(1)	—	3
Subleased Aircraft (2)	2	—	—	—	2
Total Aircraft	63	7	—	(1)	69

	December 31, 2023	Additions	Reclassifications	Removals	June 30, 2024
Passenger:
Owned	29	1	1	—	31
Finance leases	13	1	(1)	—	13
Sun Country Airlines’ Fleet	42	2	—	—	44
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	—	—	5
Subleased Aircraft (2)	1	1	—	—	2
Total Aircraft	60	3	—	—	63

(1)	This amount includes 15 aircraft in-service and 4 aircraft received, but not in-service as of June 30, 2025.
(2)	The head leases associated with these subleases are classified as finance leases.
During the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service. Subsequent to June 30, 2025, the Company received the eighth and final aircraft. As of the date of this filing, five aircraft were in-service. During the six months ended June 30, 2025, amendments were executed to extend the lease expiry terms for the three Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026. During the six months ended June 30, 2025, an amendment was executed to extend the lease expiry terms for one of the Company's subleased aircraft, which now expires in the second quarter of 2026. During the six months ended June 30, 2025, the Company retired one owned aircraft. Of the 37 Owned aircraft and Owned Aircraft Held for Operating Lease as of June 30, 2025, 31 aircraft were financed, five aircraft have been pledged to support the ability to efficiently utilize the Company's four-year $75,000 revolving credit

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

facility (“Revolving Credit Facility”) entered into during March 2025, and one aircraft was unencumbered. See Note 5 for more information on the Company's Revolving Credit Facility.
During the six months ended June 30, 2025, the Company accepted delivery of one of the Owned Aircraft Held for Operating Lease that was leased to an unaffiliated airline, which will be inducted into the passenger fleet. Upon acquisition of the Owned Aircraft held for Operating Lease, the Company recognized a Maintenance Rights Asset associated with the acquired leases. Based on the maintenance condition of the one aircraft returned in 2025, the Maintenance Rights Asset settlement resulted in capitalized asset improvements of $4,697 and cash received from the lessee in excess of the Maintenance Rights Asset totaling $2,716. The cash received for end of lease compensation in excess of the Maintenance Rights Asset was recognized within Other Revenue in the Company’s Condensed Consolidated Statement of Operations.
During the six months ended June 30, 2024, the Company acquired one incremental aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to an unaffiliated airline. Upon expiry of the sublease, the aircraft will be redelivered to the Company and is expected to be inducted into the Company's passenger fleet. Further, the Company purchased one aircraft previously classified as a finance lease.
Depreciation, amortization, and rent expense on aircraft are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Aircraft Status	Expense Type	2025	2024	2025	2024
Owned	Depreciation	$14,473	$14,167	$28,892	$28,507
Finance Leased	Amortization	5,206	5,438	10,411	11,167
		$19,679	$19,605	$39,303	$39,674
5.    DEBT
Credit Facilities
In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 revolving credit facility. The interest rate on borrowings is determined using a base rate plus an applicable margin of 2.5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.6%. The Revolving Credit Facility is guaranteed by the Company and secured by a pool of collateral. Accordingly, the Company pledged certain assets as collateral, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. Available funds from the Revolving Credit Facility can be used for general corporate purposes. The Revolving Credit Facility includes financial covenants that require the Company to maintain: 1) minimum liquidity, as defined within the agreement, of not less than $55,000, 2) a minimum adjusted EBITDAR of $110,000 for any four consecutive fiscal quarters and 3) a minimum ratio of the borrowing base of the collateral to outstanding obligations under the Revolving Credit Facility of not less than 1.0 to 1.0. The Company was in compliance with these financial covenants as of June 30, 2025. As of June 30, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility.

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
As of June 30, 2025, the lease terms had expired for two Owned Aircraft Held for Operating Lease. As of the lease term expiry dates, the LTV ratios were below 75%. Therefore, principal prepayments were not required. The interest rate in effect as of June 30, 2025 for the redelivered aircraft was 7.7%. The interest rate in effect for the three remaining Owned Aircraft Held for Operating Lease as of June 30, 2025 was 8.2%.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of Class A and Class B certificates Series 2022-1 (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.05% as of June 30, 2025.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027.
In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the proceeds to repay a portion of the Term Loan Credit Facility. The reissued Class C trust certificates had no impact on the bi-annual payment schedule or the term of the 2019-1 EETC. The 2019-1 EETC notes bear interest at an annual rate between 4.13% and 7.10%. The weighted average interest rate was 5.43% as of June 30, 2025.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Long-term Debt includes the following:

	June 30, 2025	December 31, 2024
2019-1 EETC (see terms and conditions above)	$131,811	$158,510
2022-1 EETC (see terms and conditions above)	128,410	138,532
Term Loan Credit Facility (see terms and conditions above)	24,273	33,080
Total Debt	284,494	330,122
Less: Unamortized debt issuance costs	(2,427)	(3,000)
Less: Current Maturities of Long-term Debt, net	(81,438)	(87,579)
Total Long-term Debt, net	$200,629	$239,543
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2025	$46,832	$(519)	$46,313
2026	65,439	(809)	64,630
2027	86,649	(595)	86,054
2028	20,355	(260)	20,095
2029	28,400	(155)	28,245
Thereafter	36,819	(89)	36,730
Total as of June 30, 2025	$284,494	$(2,427)	$282,067
The fair value of Debt was $273,041 as of June 30, 2025 and $311,103 as of December 31, 2024. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
6. INVESTMENTS
A summary of debt securities by major security type:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$1,346	$2	$—	$1,348
Corporate Debt Securities	48,197	34	(27)	48,204
U.S. Government Agency Securities	45,141	1	(50)	45,092
Total	$94,684	$37	$(77)	$94,644

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

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,693 and $6,417 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the unrealized losses were the result of changes in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of June 30, 2025, the Company expects any unrealized losses to be recoverable prior to the investment's conversion to cash.
7.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$36,964	$—	$—	$36,964
Available-for-Sale Securities:
Municipal Debt Securities	—	1,348	—	1,348
Corporate Debt Securities	—	48,204	—	48,204
U.S. Government Agency Securities	—	45,092	—	45,092
Total Available-for-Sale Securities	—	94,644	—	94,644
Certificates of Deposit	6,693	—	—	6,693
Total Assets Measured at Fair Value on a Recurring Basis	$43,657	$94,644	$—	$138,301

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$83,219	$—	$—	$83,219
Available-for-Sale Securities:
Corporate Debt Securities	—	53,434	—	53,434
U.S. Government Agency Securities	—	44,202	—	44,202
Total Available-for-Sale Securities	—	97,636	—	97,636
Certificates of Deposit	6,417	—	—	6,417
Total Assets Measured at Fair Value on a Recurring Basis	$89,636	$97,636	$—	$187,272

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

8.    INCOME TAXES
The Company's effective tax rate for the three and six months ended June 30, 2025 was 23.1% and 24.0%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2024 was 41.2% and 25.2%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The effective tax rate in both periods was impacted by permanent stock compensation items.
Tax Receivable Agreement
The total Tax Receivable Agreement ("TRA") balance as of June 30, 2025 and December 31, 2024 was $87,169 and $97,694, of which $11,720 and $10,325 was current, respectively. The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. During the six months ended June 30, 2025 and 2024, the Company made payments of $10,525 and $3,350, respectively, to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.
9.    SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
In March 2025, the Company's flight attendants, represented by the International Brotherhood of Teamsters, ratified a new five-year collective bargaining agreement. Upon ratification of the new agreement, eligible flight attendants became entitled to a one-time ratification bonus. Eligibility requirements stipulate that flight attendants must be on the seniority list as of the ratification date, have completed probation, and hold an active status in order to receive the bonus payment. Certain portions of the ratification bonus will be paid in future periods as flight attendants on the seniority list as of the ratification date complete their probationary period or change their status from inactive to active. Ratification bonuses were paid to all eligible flight attendants during the six months ended June 30, 2025, per the collective bargaining agreement. The Company recognized ratification bonuses of $49 and $1,848, including $4 and $142 of payroll related tax expense, for the three and six months ended June 30, 2025, respectively. These items were included within Special Items, net on the Company's Condensed Consolidated Statements of Operations.
10.    STOCKHOLDERS' EQUITY
Equity Transactions
Common Stock Repurchases
The Company may purchase shares of its Common Stock on a discretionary basis from time-to-time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans.
During the six months ended June 30, 2025, the Company announced the commencement of a secondary public offering of 6,346,105 shares of its Common Stock by the SCA Horus Stockholder. Upon completion of the secondary public offering, the SCA Horus Stockholder did not own any shares of the Company’s Common Stock. The Company did not receive any of the proceeds from the offering. The Company received authorization from its Board of Directors to repurchase up to $10,000 of its Common Stock in

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

connection with this offering. The underwriters agreed to sell to the Company, and the Company agreed to purchase up to $10,000 of the Company's Common Stock from the underwriters equal to the price at which the underwriter purchased the shares from the SCA Horus Stockholder. As part of this transaction, the Company repurchased 630,914 shares of its Common Stock, for a total cost of $10,000, or an average price of $15.85 per share. The Company incurred offering expenses of $481 in conjunction with the secondary public offering.
During the three months ended June 30, 2025, the Company's Board of Directors authorized $25,000 to repurchase shares of the Company's Common Stock, all of which was remaining as of June 30, 2025.
During the six months ended June 30, 2024, the Company repurchased 755,284 shares of its Common Stock at a total cost of $11,493, or an average price of $15.22 per share. The repurchases were open market purchases.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the six months ended June 30, 2025 and 2024, 505,738 and 442,521 warrants vested in each respective period. As of June 30, 2025 and 2024, the cumulative vested warrants held by Amazon were 4,614,873 and 3,666,614, respectively. The exercise period for these warrants extends through the eighth anniversary of the issue date. No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA.
11.    COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 5), payments under the TRA (see Note 8), and probable future purchases of aircraft.
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. As of June 30, 2025, the Company has appealed the results of the audit through a formal protest with the IRS and there has been no further communication on this matter. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of June 30, 2025.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
12.    OPERATING SEGMENTS
The Company has two operating and reportable segments: Passenger and Cargo, which are determined by the services provided and fleet utilized. The Chief Operating Decision Maker ("CODM") makes resource allocation decisions with the objective of generating high returns and margins and mitigating the seasonality of the Company’s route network. Operating Income (Loss) is the measure of segment profit that is the most consistent with the amounts presented in the Company’s Condensed Consolidated Financial Statements, as well as the measure the CODM uses to assess segment performance. The accounting policies for the

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Company’s reportable segments are consistent with those described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" included within Part II, Item 8 of the 2024 10-K. There are no intercompany transactions between the Company’s reportable segments.
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. Certain operating expenses are allocated between the Passenger and Cargo segments. Certain non-fuel operating expenses are allocated based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. Other Operating, net includes crew and other employee travel, interrupted trip expenses, information technology, property taxes and insurance, including hull-liability insurance, supplies, legal and other professional fees, facilities and all other administrative and operational overhead expenses. The CODM does not consider Interest Income, Interest Expense, and Other Income, net, in assessing the financial performance of its operating segments. Collectively, these items are included in reconciling reporting segment financial amounts to consolidated financial amounts.
Nearly all of the Company’s long-lived assets are associated with the Passenger operating segment. Therefore, predominately all depreciation and amortization expense is associated with the Passenger operating segment. Substantially all the Company’s tangible assets are located in the U.S. The Company's Aircraft and Flight equipment are mobile across geographic markets. As a result, assets by segment are not reviewed by the CODM and have not been presented herein.
The following table presents financial information for the Company’s two segments.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$228,818	$34,803	$263,621	$228,934	$25,447	$254,381

Operating Expenses:
Aircraft Fuel	50,465	71	50,536	62,180	8	62,188
Salaries, Wages, and Benefits	68,476	21,081	89,557	62,508	16,851	79,359
Maintenance	13,438	4,812	18,250	13,853	3,486	17,339
Sales and Marketing	8,001	—	8,001	8,392	—	8,392
Depreciation and Amortization	24,967	5	24,972	23,626	5	23,631
Ground Handling	11,353	—	11,353	11,368	—	11,368
Landing Fees and Airport Rent	14,801	170	14,971	13,575	148	13,723
Special Items, net	49	—	49	—	—	—
Other Operating, net	23,257	6,413	29,670	20,891	5,125	26,016
Total Operating Expenses	214,807	32,552	247,359	216,393	25,623	242,016
Operating Income (Loss)	$14,011	$2,251	16,262	$12,541	$(176)	12,365
Interest Income			1,513			1,800
Interest Expense			(9,212)			(11,077)
Other, net			(7)			(4)
Income Before Income Tax			$8,556			$3,084

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$527,310	$62,960	$590,270	$516,469	$49,395	$565,864

Operating Expenses:
Aircraft Fuel	115,084	71	115,155	132,484	8	132,492
Salaries, Wages, and Benefits	143,659	38,743	182,402	128,096	33,501	161,597
Maintenance	28,781	8,331	37,112	27,257	6,899	34,156
Sales and Marketing	18,396	—	18,396	19,071	—	19,071
Depreciation and Amortization	49,766	10	49,776	47,430	10	47,440
Ground Handling	22,760	—	22,760	20,513	9	20,522
Landing Fees and Airport Rent	31,485	319	31,804	28,151	301	28,452
Special Items, net	1,848	—	1,848	—	—	—
Other Operating, net	46,800	11,709	58,509	44,395	10,198	54,593
Total Operating Expenses	458,579	59,183	517,762	447,397	50,926	498,323
Operating Income (Loss)	$68,731	$3,777	72,508	$69,072	$(1,531)	67,541
Interest Income			3,508			4,248
Interest Expense			(18,837)			(22,189)
Other, net			(485)			42
Income Before Income Tax			$56,694			$49,642
13.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through August 1, 2025, the date that the Condensed Consolidated Financial Statements were available to be issued.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the six months ended June 30, 2025 and 2024. Also discussed is our financial position as of June 30, 2025 and December 31, 2024. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2024 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically and synergistically deploys shared resources across our Passenger and Cargo segments, and within our Passenger segment, across our Scheduled Service and Charter Service businesses. By doing so, we believe we are able to generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and visiting friends and relatives ("VFR") passengers, Charter customers and providing crew, maintenance and insurance (“CMI”) service to Amazon, with flights throughout the U.S. and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Scheduled Service, Charter and Cargo business lines with the objective of generating high returns and margins and mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. We believe this flexible business model provides greater resiliency to economic and industry downturns than a traditional scheduled service carrier. This strategy has been implemented and executed by an experienced management team with deep knowledge of the industry.
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
Operations in Review
We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the U.S. by attracting customers with low fares and garnering repeat business by delivering a high-quality

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

passenger experience, offering state-of-the-art interiors, complimentary streaming of in-flight entertainment to passenger devices, seat reclining and seat-back power in all our aircraft.
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
In June 2024, the Company entered into the A&R ATSA with Amazon that will result in an increase in the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20. During the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service. Subsequent to June 30, 2025, the Company received the eighth and final aircraft. As of the date of this filing, five aircraft were in-service. Cargo revenue will continue to grow during 2025 as all eight additional aircraft are expected to be in-service by the end of the third quarter of 2025. In the near term, the increase in aircraft we operate on behalf of Amazon will result in more resources being allocated to the Cargo business. This aligns with our strategy of long-term flexibility and supports our ability to mitigate the impact of cyclical, economic, and industry downturns on our business.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended June 30, 2025 (1)				Three Months Ended June 30, 2024 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	6,979	2,670	3,645	13,444	7,681	2,537	3,246	13,610
Block hours (2)	21,887	5,489	9,157	37,086	23,400	5,089	8,363	37,281
Aircraft miles (2)	8,447,367	1,882,007	3,482,144	13,965,634	9,010,358	1,755,354	3,170,139	14,077,119
Available seat miles (ASMs) (thousands) (2)	1,571,210	335,137		1,933,871	1,675,927	309,857		2,011,921
Total revenue per ASM (TRASM) (cents) (3)	10.40	16.23		11.26	10.03	16.46		10.89
Average passenger aircraft during the period (4)				43.7				42.2
Passenger aircraft at end of period (4)				45				44
Cargo aircraft at end of period				19				12
Leased Aircraft (5)				5				7
Average daily aircraft utilization (hours) (4)				7.0				7.5
Average stage length (miles)				1,071				1,054
Revenue passengers carried (6)	1,062,295				1,167,039
Revenue passenger miles (RPMs) (thousands) (6)	1,285,926				1,392,312
Load factor (6) (7)	81.8%				83.1%
Average base fare per passenger (6)	$82.97				$75.47
Ancillary revenue per passenger (6)	$68.02				$66.24
Total fare per passenger (6)	$150.99				$141.71
Charter revenue per block hour (6)		$9,887				$10,023
Fuel gallons consumed (thousands) (2)	16,835	3,853		20,949	18,019	3,599		21,864
Fuel cost per gallon, excluding indirect fuel credits				$2.43				$2.86
Employees at end of period				3,293				3,079
Cost per available seat mile (CASM) (cents) (8)				12.79				12.03
Adjusted CASM (cents) (9)				8.34				7.49
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2025 (1)				Six Months Ended June 30, 2024 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	14,445	5,138	6,571	26,408	14,850	4,829	6,207	26,149
Block hours (2)	49,129	10,913	16,763	77,767	48,896	9,989	16,052	75,717
Aircraft miles (2)	19,310,512	3,768,753	6,350,831	29,684,748	19,187,193	3,451,475	6,026,801	28,917,587
Available seat miles (ASMs) (thousands) (2)	3,591,755	666,648		4,304,626	3,568,818	608,915		4,223,807
Total revenue per ASM (TRASM) (cents) (3)	11.09	16.39		11.79	11.18	16.15		11.77
Average passenger aircraft during the period (4)				43.8				42.1
Passenger aircraft at end of period (4)				45				44
Cargo aircraft at end of period				19				12
Leased Aircraft (5)				5				7
Average daily aircraft utilization (hours) (4)				7.7				7.8
Average stage length (miles)				1,179				1,150
Revenue passengers carried (6)	2,227,368				2,324,550
Revenue passenger miles (RPMs) (thousands) (6)	2,972,410				3,047,163
Load factor (6) (7)	82.8%				85.4%
Average base fare per passenger (6)	$104.01				$98.63
Ancillary revenue per passenger (6)	$71.80				$70.32
Total fare per passenger (6)	$175.81				$168.95
Charter revenue per block hour (6)		$9,984				$9,842
Fuel gallons consumed (thousands) (2)	38,124	7,553		46,120	38,069	7,032		45,540
Fuel cost per gallon, excluding indirect fuel credits				$2.56				$2.94
Employees at end of period				3,293				3,079
Cost per available seat mile (CASM) (cents) (8)				12.03				11.80
Adjusted CASM (cents) (9)				7.79				7.28
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		% Change
	2025	2024
Operating Revenues:
Scheduled Service	$88,138	$88,078	—%
Charter	54,271	51,009	6%
Ancillary	72,259	77,308	(7)%
Passenger	214,668	216,395	(1)%
Cargo	34,803	25,447	37%
Other	14,150	12,539	13%
Total Operating Revenues	263,621	254,381	4%

Operating Expenses:
Aircraft Fuel	50,536	62,188	(19)%
Salaries, Wages, and Benefits	89,557	79,359	13%
Maintenance	18,250	17,339	5%
Sales and Marketing	8,001	8,392	(5)%
Depreciation and Amortization	24,972	23,631	6%
Ground Handling	11,353	11,368	—%
Landing Fees and Airport Rent	14,971	13,723	9%
Special Items, net	49	—	NM
Other Operating, net	29,670	26,016	14%
Total Operating Expenses	247,359	242,016	2%
Operating Income	16,262	12,365	32%

Non-operating Income (Expense):
Interest Income	1,513	1,800	(16)%
Interest Expense	(9,212)	(11,077)	(17)%
Other, net	(7)	(4)	75%
Total Non-operating Expense, net	(7,706)	(9,281)	(17)%

Income Before Income Tax	8,556	3,084	177%
Income Tax Expense	1,979	1,272	56%
Net Income	$6,577	$1,812	263%
“NM” stands for not meaningful
Total Operating Revenues increased $9,240, or 4%, to $263,621 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily the result of growth in Cargo revenue due to additional aircraft received and operated, as well as contractual rate increases under the A&R ATSA. This was partially offset by a slight decrease in Passenger business capacity as we focused our operations on growth in the Cargo business. These items are discussed in further detail below.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue decreased $1,727, or 1%, to $214,668 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The table below presents select operating data for lines of revenue within Passenger, expressed as quarter-over-quarter changes:

	Three Months Ended June 30,		% Change
	2025	2024
Scheduled Service and Ancillary Statistics:
Departures	6,979	7,681	(9)%
Block Hours	21,887	23,400	(6)%
Passengers	1,062,295	1,167,039	(9)%
Average base fare per passenger	$82.97	$75.47	10%
Ancillary revenue per passenger	$68.02	$66.24	3%
Total fare per passenger	$150.99	$141.71	7%
RPMs (thousands)	1,285,926	1,392,312	(8)%
ASMs (thousands)	1,571,210	1,675,927	(6)%
TRASM (cents)	10.40	10.03	4%
Passenger load factor	81.8%	83.1%	(1.3)	(1)

Charter Statistics:
Departures	2,670	2,537	5%
Block hours	5,489	5,089	8%
Charter revenue per block hour	$9,887	$10,023	(1)%
(1) Percentage point difference
Our quarter-over-quarter results benefited from healthy demand for Scheduled Service, which was slightly offset by reduced capacity as we focused our operations on growth in the Cargo business. This resulted in a 9% decrease in Scheduled Service departures and a 6% decrease in ASMs, which were offset by a 4% increase in TRASM and a 7% increase in total fare per passenger. Ancillary revenues were negatively impacted by the 9% decrease in passengers quarter-over-quarter.
Passenger revenue also benefited from the $3,262, or 6%, increase in Charter revenue during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was the result of an 8% increase in block hours, partially offset by a 1% decrease in Charter revenue per block hour. The quarter-over-quarter increase in block hours was due to an increase in flying by large program customers and ad hoc flying. The decrease in Charter revenue per block hour was primarily driven by customer mix and lower fuel recovery revenue due to the quarter-over-quarter decrease in fuel cost per gallon, partially offset by rate increases.
Cargo. Revenue from cargo services increased $9,356, or 37%, to $34,803 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to additional aircraft received and operated under the A&R ATSA. During the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service by the end of the quarter. Quarter-over-quarter revenue growth was further supported by contractual rate increases.
Other. Other revenue increased $1,611, or 13%, to $14,150 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was driven by end of lease compensation revenue recognized during the three months ended June 30, 2025, due to the return of one Owned Aircraft Held

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

for Operating Lease that was previously leased to an unaffiliated airline. For more information, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended June 30,		% Change
	2025	2024
Total Aircraft Fuel Expense	$50,536	$62,188	(19)%
Indirect Fuel Credits	438	268	63%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$50,974	$62,456	(18)%
Fuel Gallons Consumed (thousands)	20,949	21,864	(4)%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.43	$2.86	(15)%
Aircraft Fuel expense decreased 19% quarter-over-quarter due to a 15% decrease in the average fuel cost per gallon and a 4% decrease in fuel consumption due to fewer Scheduled Service aircraft miles flown.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $10,198, or 13%, to $89,557 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The quarter-over-quarter increase in Salaries, Wages, and Benefits was impacted by a 7% increase in employee headcount to support our expanding operations, contractual rate increases for our pilots, and contractual pay increases as a result of new collective bargaining agreements.
Maintenance. Maintenance expense increased $911, or 5%, to $18,250 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The quarter-over-quarter increase in Maintenance expense was primarily driven by growth in our fleet and operations and higher rates for service. These increases were partially offset by a quarter-over-quarter decrease in the number of routine, time-based heavy maintenance and engine maintenance events.
Sales and Marketing. Sales and Marketing expense decreased $391, or 5%, to $8,001 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The quarter-over-quarter decrease was primarily driven by lower booking and credit card transaction fees due to the shift in capacity growth from Scheduled Service to the Cargo business.
Depreciation and Amortization. Depreciation and Amortization expense increased $1,341, or 6%, to $24,972 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to growth in our spare parts program to support operations. For the three months ended June 30, 2025 and 2024, there were an average of 51 aircraft that were owned or under finance leases for both periods.
Ground Handling. Ground Handling expense for the three months ended June 30, 2025 was materially consistent with the three months ended June 30, 2024. Quarter-over-quarter rate increases due to market

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

pressures were mostly offset by the 6% decrease in Passenger segment departures as we focused our operations on the growth in Cargo.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $1,248, or 9%, to $14,971 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This quarter-over-quarter increase was driven by rate increases at airports due to market pressures, primarily at Minneapolis – St. Paul International Airport ("MSP"). These were partially offset by a 6% decrease in Passenger segment departures.
Special Items, net. Special Items, net consisted of $49 of ratification bonuses for the new five-year collective bargaining agreement paid to eligible flight attendants during the period, as well as the related payroll tax expense. For more information, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Operating, net. Other Operating, net increased $3,654, or 14%, to $29,670 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily the result of an increase in operations and decreased quarter-over-quarter activity from our engine part sales programs.
Non-operating Income (Expense)
Interest Income. Interest income decreased $287, or 16%, to $1,513 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily due to the reduction in the Company's average investment balance quarter-over-quarter.
Interest Expense. Interest expense decreased $1,865, or 17%, to $9,212 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was due to quarter-over-quarter decreases in debt balances; as well as the partial refinancing of the Term Loan Credit Facility in December 2024 which resulted in a lower interest rate. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other, net. Other, net did not have a material impact to either period presented.
Income Tax. The Company's effective tax rate for the three months ended June 30, 2025 was 23.1% compared to 41.2% for the three months ended June 30, 2024. The effective tax rate in both periods was impacted by permanent stock compensation items. For more information on the effective tax rate, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		% Change
	2025	2024
Operating Revenues:
Scheduled Service	$231,660	$229,272	1%
Charter	108,963	98,321	11%
Ancillary	159,933	163,466	(2)%
Passenger	500,556	491,059	2%
Cargo	62,960	49,395	27%
Other	26,754	25,410	5%
Total Operating Revenues	590,270	565,864	4%

Operating Expenses:
Aircraft Fuel	115,155	132,492	(13)%
Salaries, Wages, and Benefits	182,402	161,597	13%
Maintenance	37,112	34,156	9%
Sales and Marketing	18,396	19,071	(4)%
Depreciation and Amortization	49,776	47,440	5%
Ground Handling	22,760	20,522	11%
Landing Fees and Airport Rent	31,804	28,452	12%
Special Items, net	1,848	—	NM
Other Operating, net	58,509	54,593	7%
Total Operating Expenses	517,762	498,323	4%
Operating Income	72,508	67,541	7%

Non-operating Income (Expense):
Interest Income	3,508	4,248	(17)%
Interest Expense	(18,837)	(22,189)	(15)%
Other, net	(485)	42	NM
Total Non-operating Expense, net	(15,814)	(17,899)	(12)%

Income Before Income Tax	56,694	49,642	14%
Income Tax Expense	13,582	12,517	9%
Net Income	$43,112	$37,125	16%
Total Operating Revenues increased $24,406, or 4%, to $590,270 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily the result of growth in Cargo revenue due to additional aircraft received and operated, as well as contractual rate increases under the A&R ATSA. Revenue growth for the Passenger business was partially offset by reduced capacity in the second quarter of 2025 as we focused our operations on growth in the Cargo business. These items, as well as other changes to revenue are discussed in further detail below.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue increased $9,497, or 2%, to $500,556 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The table below presents select operating data for lines of revenue within Passenger, expressed as year-over-year changes:

	Six Months Ended June 30,		% Change
	2025	2024
Scheduled Service and Ancillary Statistics:
Departures	14,445	14,850	(3)%
Block Hours	49,129	48,896	—%
Passengers	2,227,368	2,324,550	(4)%
Average base fare per passenger	$104.01	$98.63	5%
Ancillary revenue per passenger	$71.80	$70.32	2%
Total fare per passenger	$175.81	$168.95	4%
RPMs (thousands)	2,972,410	3,047,163	(2)%
ASMs (thousands)	3,591,755	3,568,818	1%
TRASM (cents)	11.09	11.18	(1)%
Passenger load factor	82.8%	85.4%	(2.6)	(1)

Charter Statistics:
Departures	5,138	4,829	6%
Block hours	10,913	9,989	9%
Charter revenue per block hour	$9,984	$9,842	1%
(1) Percentage point difference
Our year-over-year results benefited from healthy demand for Scheduled Service, which was slightly offset by reduced capacity in the second quarter of 2025 as we focused our operations on growth in the Cargo business. This resulted in a 3% decrease in departures, which was offset by a 4% increase in total fare per passenger. Ancillary revenues were negatively impacted by the 4% year-over-year decrease in passengers.
Passenger revenue also benefited from the $10,642, or 11%, increase in Charter revenue during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was the result of a 9% increase in block hours and a 1% increase in Charter revenue per block hour. The year-over-year increase in block hours was due to an increase in flying by large program customers and ad hoc flying. The improvement in Charter revenue per block hour was primarily driven by rate increases, partially offset by customer mix and lower fuel recovery revenue due to the year-over-year decrease in fuel cost per gallon.
Cargo. Revenue from cargo services increased $13,565, or 27%, to $62,960 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to additional aircraft and contractual rate increases. During the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service by the end of the second quarter.
Other. Other revenue increased $1,344, or 5%, to $26,754 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was driven by end of lease compensation revenue recognized during the six months ended June 30, 2025, due to the return of one Owned Aircraft Held for Operating Lease that was previously leased to an unaffiliated airline. For more information, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Six Months Ended June 30,		% Change
	2025	2024
Total Aircraft Fuel Expense	$115,155	$132,492	(13)%
Indirect Fuel Credits	2,690	1,222	120%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$117,845	$133,714	(12)%
Fuel Gallons Consumed (thousands)	46,120	45,540	1%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.56	$2.94	(13)%
Aircraft Fuel expense decreased 13% year-over-year due to a 13% decrease in the average fuel cost per gallon. This was partially offset by a 1% increase in consumption as a result of our operational growth.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $20,805, or 13%, to $182,402 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The year-over-year increase in Salaries, Wages, and Benefits was impacted by a 7% increase in employee headcount to support the increase in total system block hours as a result of operational growth, contractual rate increases for our pilots, and contractual pay increases as a result of new collective bargaining agreements.
Maintenance. Maintenance expense increased $2,956, or 9%, to $37,112 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The year-over-year increase in Maintenance expense was primarily driven by growth in our fleet and operations and higher rates for service. These increases were partially offset by a year-over-year decrease in the number of routine, time-based heavy maintenance events.
Sales and Marketing. Sales and Marketing expense decreased $675, or 4%, to $18,396 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The year-over-year decrease was primarily driven by lower booking and credit card transaction fees due to the shift in capacity growth from Scheduled Service to the Cargo business.
Depreciation and Amortization. Depreciation and Amortization expense increased $2,336, or 5%, to $49,776 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to the impact of a change in the composition of our aircraft fleet that resulted in an increased number of owned aircraft and aircraft under finance leases, as well as growth in our spare parts program. For the six months ended June 30, 2025 and 2024, there were an average of 51 and 50 aircraft that were owned or under finance leases, respectively.
Ground Handling. Ground Handling expense increased $2,238, or 11%, to $22,760, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This year-over-year increase was the result of rate increases due to market pressures.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $3,352, or 12%, to $31,804 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This year-over-year increase was driven by rate increases at airports due to market pressures, primarily at MSP.
Special Items, net. Special Items, net consisted of $1,848 of ratification bonuses for the new five-year collective bargaining agreement paid to eligible flight attendants during the period, as well as the related payroll tax expense. For more information, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Operating, net. Other Operating, net increased $3,916, or 7%, to $58,509 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily the result of an increase in operations.
Non-operating Income (Expense)
Interest Income. Interest income decreased $740, or 17%, to $3,508 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily due to the reduction in the Company's average investment balance year-over-year.
Interest Expense. Interest expense decreased $3,352, or 15%, to $18,837 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was due to year-over-year decreases in debt balances, as well as the partial refinancing of the Term Loan Credit Facility in December 2024 which resulted in a lower interest rate. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other, net. Other, net expense totaled $485 for the six months ended June 30, 2025, as a result of the Company incurring expenses of $481 in conjunction with the secondary public offering. Other, net for the six months ended June 30, 2024 was not material. For more information on the secondary public offering, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Income Tax. The Company's effective tax rate for the six months ended June 30, 2025 was 24.0% compared to 25.2% for the six months ended June 30, 2024. The effective tax rate in both periods was impacted by permanent stock compensation items. For more information on the effective tax rate, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$228,818	$34,803	$263,621	$228,934	$25,447	$254,381

Operating Expenses:
Aircraft Fuel	50,465	71	50,536	62,180	8	62,188
Salaries, Wages, and Benefits	68,476	21,081	89,557	62,508	16,851	79,359
Maintenance	13,438	4,812	18,250	13,853	3,486	17,339
Sales and Marketing	8,001	—	8,001	8,392	—	8,392
Depreciation and Amortization	24,967	5	24,972	23,626	5	23,631
Ground Handling	11,353	—	11,353	11,368	—	11,368
Landing Fees and Airport Rent	14,801	170	14,971	13,575	148	13,723
Special Items, net	49	—	49	—	—	—
Other Operating, net	23,257	6,413	29,670	20,891	5,125	26,016
Total Operating Expenses	214,807	32,552	247,359	216,393	25,623	242,016
Operating Income (Loss)	$14,011	$2,251	$16,262	$12,541	$(176)	$12,365

Operating Margin %	6.1%	6.5%	6.2%	5.5%	(0.7)%	4.9%
Passenger. Passenger Operating Income increased $1,470 to $14,011 for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The Operating Margin Percentage for the three months ended June 30, 2025 increased by 0.6 percentage point, as compared to the three months ended June 30, 2024. Passenger revenue was materially consistent quarter-over-quarter due to reduced capacity as we focused our operations on growth in the Cargo business. The quarter-over-quarter increase in Passenger Operating Income and Operating Margin Percentage were primarily driven by a 15% decrease in the average fuel cost per gallon, partially offset by increased expenses as a result of operational growth, contractual rate increases for our pilots, contractual pay increases as a result of new collective bargaining agreements, and rate increases for Landing Fees and Airport Rent. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income (Loss) changed by $2,427, to $2,251, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Operating Margin Percentage for the three months ended June 30, 2025 improved by 7.2 percentage points, as compared to the three months ended June 30, 2024. The changes in both Operating Income (Loss) and Operating Margin Percentage were primarily driven by contractual rate increases. Further, during the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service by the end of the quarter. For more information on the components of Operating Income (Loss) for the Cargo segment, refer to the Results of Operations discussion above.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$527,310	$62,960	$590,270	$516,469	$49,395	$565,864

Operating Expenses:
Aircraft Fuel	115,084	71	115,155	132,484	8	132,492
Salaries, Wages, and Benefits	143,659	38,743	182,402	128,096	33,501	161,597
Maintenance	28,781	8,331	37,112	27,257	6,899	34,156
Sales and Marketing	18,396	—	18,396	19,071	—	19,071
Depreciation and Amortization	49,766	10	49,776	47,430	10	47,440
Ground Handling	22,760	—	22,760	20,513	9	20,522
Landing Fees and Airport Rent	31,485	319	31,804	28,151	301	28,452
Special Items, net	1,848	—	1,848	—	—	—
Other Operating, net	46,800	11,709	58,509	44,395	10,198	54,593
Total Operating Expenses	458,579	59,183	517,762	447,397	50,926	498,323
Operating Income (Loss)	$68,731	$3,777	$72,508	$69,072	$(1,531)	$67,541

Operating Margin %	13.0%	6.0%	12.3%	13.4%	(3.1)%	11.9%
Passenger. Passenger Operating Income decreased $341 to $68,731 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The Operating Margin Percentage for the six months ended June 30, 2025 decreased by 0.4 percentage point, as compared to the six months ended June 30, 2024. Passenger results for the six months ended June 30, 2025 were impacted by reduced capacity in the second quarter of 2025 as we focused our operations on growth in the Cargo business. The year-over-year decrease in Passenger Operating Income and Operating Margin Percentage were primarily driven by increased expenses as a result of operational growth, contractual rate increases for our pilots, contractual pay increases as a result of new collective bargaining agreements, rate increases for Ground Handling and Landing Fees and Airport Rent, and the ratification bonus paid to eligible flight attendants during the period; partially offset by a 13% decrease in the average fuel cost per gallon. These expense increases were partially offset by revenue growth, primarily driven by the Charter line of business. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income (Loss) changed by $5,308, to $3,777, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The Operating Margin Percentage for the six months ended June 30, 2025 improved by 9.1%, as compared to the six months ended June 30, 2024. The changes in both Operating Income (Loss) and Operating Margin Percentage were primarily driven by contractual rate increases. Further, during the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service by the end of the quarter. For more information on the components of Operating Income (Loss) for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$263,621	$254,381	$590,270	$565,864
Operating Income	16,262	12,365	72,508	67,541
Special Items, net (1)	49	—	1,848	—
Stock Compensation Expense	1,559	1,570	3,254	3,084
Adjusted Operating Income	$17,870	$13,935	$77,610	$70,625

Operating Income Margin	6.2%	4.9%	12.3%	11.9%
Adjusted Operating Income Margin	6.8%	5.5%	13.1%	12.5%
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted Net Income Reconciliation:
Net Income	$6,577	$1,812	$43,112	$37,125

Special Items, net (1)	49	—	1,848	—
Stock Compensation Expense	1,559	1,570	3,254	3,084
Loss on Credit Facility	—	—	186	—
Secondary Offering Costs	—	—	481	—
Income Tax Effect of Adjusting Items, net (2)	(370)	(361)	(1,327)	(709)
Adjusted Net Income	$7,815	$3,021	$47,554	$39,500
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA Reconciliation:
Net Income	$6,577	$1,812	$43,112	$37,125
Special Items, net (1)	49	—	1,848	—
Stock Compensation Expense	1,559	1,570	3,254	3,084
Secondary Offering Costs	—	—	481	—
Interest Income	(1,513)	(1,800)	(3,508)	(4,248)
Interest Expense	9,212	11,077	18,837	22,189
Provision for Income Taxes	1,979	1,272	13,582	12,517
Depreciation and Amortization	24,972	23,631	49,776	47,440
Adjusted EBITDA	$42,835	$37,562	$127,382	$118,107
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. The Company has entered into certain transactions where it serves as a lessor. As of June 30, 2025, we leased or subleased five aircraft. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. The

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Company’s compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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
The following tables present the reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2025		2024
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$247,359	12.79	$242,016	12.03
Less:
Special Items, net (1)	49	—	—	—
Aircraft Fuel	50,536	2.61	62,188	3.09
Stock Compensation Expense	1,559	0.08	1,570	0.08
Cargo Expenses, Not Already Adjusted Above	32,097	1.66	25,278	1.26
Sun Country Vacations	233	0.01	254	0.01
Leased Aircraft, Depreciation and Amortization Expense (2)	1,529	0.09	2,069	0.10
Adjusted CASM	$161,356	8.34	$150,657	7.49

ASM (thousands)	1,933,871		2,011,921

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2025		2024
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$517,762	12.03	$498,323	11.80
Less:
Special Items, net (1)	1,848	0.04	—	—
Aircraft Fuel	115,155	2.68	132,492	3.14
Stock Compensation Expense	3,254	0.08	3,084	0.07
Cargo Expenses, Not Already Adjusted Above	58,360	1.36	50,248	1.19
Sun Country Vacations	730	0.02	793	0.02
Leased Aircraft, Depreciation and Amortization Expense (2)	3,141	0.06	4,320	0.10
Adjusted CASM	$335,274	7.79	$307,386	7.28

ASM (thousands)	4,304,626		4,223,807
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)	Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
Liquidity and Capital Resources
Our primary sources of liquidity as of June 30, 2025 included our existing cash and cash equivalents of $36,964 and short-term investments of $101,337, our expected cash generated from operations, and the $75,000 of available funds under the Revolving Credit Facility. We invest cash and cash equivalents in highly liquid securities with strong credit ratings. We classify our investments as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
In addition, we had restricted cash of $16,346 as of June 30, 2025, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts prior to the date of transportation in accordance with DOT regulations. The restrictions are released once the charter transportation is provided.
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
Aircraft – We do not maintain an aircraft order book; instead, we enter into aircraft transactions on an opportunistic basis based on market conditions, our prevailing level of liquidity and capital market availability. As a result, we are not locked into large future capital expenditures. We have historically financed aircraft through debt and finance leases. As of June 30, 2025, our fleet consisted of 69 Boeing 737-NG aircraft. This includes 45 aircraft in the passenger fleet, 19 cargo aircraft operated or received pursuant to the A&R ATSA, and five aircraft currently on lease to unaffiliated airlines.
During the six months ended June 30, 2025, the Company received seven additional cargo aircraft under the A&R ATSA, of which three aircraft were in-service by the end of the quarter. Subsequent to June 30, 2025, the Company received the eighth and final aircraft. As of the date of this filing, five aircraft were in-service. All eight additional aircraft are expected to be in-service by the end of the third quarter of 2025. For more information on our fleet, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance for scheduled maintenance to act as collateral for the benefit of the lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of June 30, 2025, we had $60,717 of total Lessor Maintenance Deposits. All maintenance deposits as of June 30, 2025 are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Credit Facilities - We use our Credit Facilities to provide liquidity for general corporate purposes and to finance the acquisition of aircraft. In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 revolving credit facility. The Company pledged certain assets, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. As of June 30, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility. The Company was in compliance with its covenants within the Revolving Credit Facility as of June 30, 2025.
Debt - At our discretion, we obtain debt financing in order to purchase or refinance aircraft. The Company has not entered into any new debt financing arrangements during the six months ended June 30, 2025.
For more information on our credit facilities or debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
TRA Liability - During the six months ended June 30, 2025 and 2024, we made payments of $10,525 and $3,350 to the TRA holders, respectively. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	June 30, 2025	December 31, 2024
Cash and Cash Equivalents	$36,964	$83,219
Available-for-Sale Securities	94,644	97,636
Amount Available Under Revolving Credit Facility	75,000	24,743
Total Liquidity	$206,608	$205,598

	June 30, 2025	December 31, 2024
Total Debt, net	$282,067	$327,122
Finance Lease Obligations	261,335	271,262
Operating Lease Obligations	19,040	20,650
Total Debt, net, and Lease Obligations	562,442	619,034
Stockholders' Equity	613,045	570,373
Total Invested Capital	$1,175,487	$1,189,407

Debt-to-Capital	0.48	0.52

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Six Months Ended June 30,		%
	2025	2024	Change
Total Operating Activities	$36,252	$38,872	(7)%

Investing Activities:
Purchases of Property & Equipment	(21,204)	(38,231)	(45)%
Purchases of Investments	(28,034)	(31,610)	(11)%
Proceeds from the Maturities of Investments	30,979	64,500	(52)%
Other, net	10,248	8,863	16%
Total Investing Activities	(8,011)	3,522	(327)%

Financing Activities:
Common Stock Repurchases	(10,000)	(11,493)	(13)%
Proceeds from Borrowing	—	10,000	(100)%
Repayment of Finance Lease Obligations	(9,926)	(20,870)	(52)%
Repayment of Borrowings	(45,628)	(46,767)	(2)%
Tax Receivable Agreement Payment	(10,525)	(3,350)	214%
Other, net	677	443	53%
Total Financing Activities	(75,402)	(72,037)	5%
Net Decrease in Cash	$(47,161)	$(29,643)	59%
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the six months ended June 30, 2025 provided $36,252, as compared to $38,872 during the six months ended June 30, 2024. During the six months ended June 30, 2025, our Net Income was $43,112, as compared to $37,125 during the six months ended June 30, 2024.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the six months ended June 30, 2025, $151,101 of revenue recognized in Passenger revenue was included in the $160,686 of Air Traffic Liabilities as of December 31, 2024. Air Traffic Liabilities were $106,599 as of June 30, 2025 as a result of decreased Scheduled Service capacity as we focused our operations on growth in the Cargo business.
Aircraft Fuel. Aircraft Fuel expense represented approximately 22% and 27% of our total operating expense for the six months ended June 30, 2025 and 2024, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 13% year-over-year. Fuel consumption increased by 1% during the six months ended June 30, 2025, compared to the prior year as a result of the increase in fleet size and total operations. We expect continued volatility in Aircraft Fuel prices per gallon due to market conditions and global geopolitical events.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $21,204 and $38,231 for the six months ended June 30, 2025 and 2024, respectively. Our capital expenditures during the six months ended June 30, 2025 included the acquisition of one engine, spare parts, and other items not individually material. Our capital expenditures during the six months ended June 30, 2024 included the acquisition of one aircraft and other items not individually material.
Investments. The Company's net investment activity resulted in cash inflows of $2,945 during the six months ended June 30, 2025, as compared to cash inflows of $32,890 during the six months ended June 30, 2024. The year-over-year change is a result of a reduction in the Company's average investment balance year-over-year in order to support general corporate purposes and debt repayments.
Financing Cash Flow Activities
Debt. At our discretion, we obtain debt financing in order to purchase or refinance aircraft. The Company has not entered into any new debt financing arrangements during the periods presented above. For more information on our debt financings and future repayment schedules, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Finance Leases. Our repayments of finance lease obligations were $9,926 and $20,870 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2024, the Company purchased an aircraft previously classified as a finance lease. The resulting cash outflows of $9,670 were recorded as payments for finance lease obligations. As of June 30, 2025 and 2024, the Company had 13 and 15 aircraft finance leases, respectively.
Common Stock Repurchases. During the six months ended June 30, 2025, the Company repurchased 630,914 shares of its Common Stock at $15.85 per share. During the six months ended June 30, 2024, the Company repurchased 755,284 shares of its Common Stock at $15.22 per share. For more information on the stock repurchase program, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
TRA Payment. During the six months ended June 30, 2025 and 2024, the Company made payments of $10,525 and $3,350 to the TRA holders, respectively. For more information on the payment of the TRA, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Off Balance Sheet Arrangements
For a detailed discussion on the nature of the Company's Off Balance Sheet Arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 10-K. There have been no material changes to the Company's Off Balance Sheet Arrangements as compared to the 2024 10-K.
Commitments and Contractual Obligations
See Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding commitments and contractual obligations.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2025, there were no recently adopted accounting standards that had a material impact to the Company.
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

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, our directors and executive officers did not adopt, terminate, or modify any instructions or written plans for the sale or purchase of our securities that would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS
(a)Exhibits

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025

31.2*	Certification by Sun Country’s Interim Chief Financial Officer and Senior Vice President with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and Interim Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025

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

August 1, 2025