Form 10-Q
period 2025-09-30
Sun Country Airlines Holdings, Inc.
filed 2025-10-30
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of September 30, 2025:
Common Stock, $0.01 par value – 52,714,634 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$111,834	$83,219
Restricted Cash	22,998	17,252
Investments	64,391	104,053
Accounts Receivable, net of an allowance for credit losses of $464 and $617, respectively	50,113	35,296
Short-term Lessor Maintenance Deposits	1,146	521
Inventory, net of a reserve for obsolescence of $1,081 and $784, respectively	11,672	10,467
Prepaid Expenses	18,143	13,837
Other Current Assets	4,504	1,939
Total Current Assets	284,801	266,584

Property & Equipment, net:
Aircraft and Flight Equipment	801,488	775,210
Aircraft and Flight Equipment Held for Operating Lease	93,548	124,383
Ground Equipment and Leasehold Improvements	50,683	46,550
Computer Hardware and Software	25,028	22,436
Finance Lease Assets	309,877	309,877
Rotable Parts	31,059	26,626
Total Property & Equipment	1,311,683	1,305,082
Accumulated Depreciation & Amortization	(396,292)	(334,993)
Total Property & Equipment, net	915,391	970,089

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $33,411 and $29,903, respectively	74,330	77,838
Operating Lease Right-of-use Assets	14,930	16,896
Aircraft Deposits	7,925	7,925
Long-term Lessor Maintenance Deposits	63,399	53,624
Other Assets	20,936	14,998
Total Other Assets	403,743	393,504
Total Assets	$1,603,935	$1,630,177
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$51,729	$56,034
Accrued Salaries, Wages, and Benefits	39,952	38,327
Accrued Transportation Taxes	16,230	20,534
Air Traffic Liabilities	144,430	160,686
Finance Lease Obligations	21,166	20,175
Loyalty Program Liabilities	10,067	10,121
Operating Lease Obligations	3,517	3,281
Current Maturities of Long-term Debt, net	74,650	87,579
Income Tax Receivable Agreement Liability	1,192	10,325
Other Current Liabilities	13,480	15,228
Total Current Liabilities	376,413	422,290

Long-term Liabilities:
Finance Lease Obligations	235,086	251,087
Loyalty Program Liabilities	4,578	4,480
Operating Lease Obligations	14,697	17,369
Long-term Debt, net	226,640	239,543
Deferred Tax Liability	36,328	23,566
Income Tax Receivable Agreement Liability	85,977	87,369
Other Long-term Liabilities	14,004	14,100
Total Long-term Liabilities	617,310	637,514
Total Liabilities	993,723	1,059,804

Commitments and Contingencies (see Note 11)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 60,531,661 and 59,500,970 issued and 52,714,634 and 53,157,964 outstanding at September 30, 2025 and December 31, 2024, respectively	605	595
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost, 7,817,027 and 6,343,006 shares held at September 30, 2025 and December 31, 2024, respectively	(125,936)	(105,866)
Additional Paid-In Capital	543,717	528,604
Retained Earnings	191,796	147,132
Accumulated Other Comprehensive Income (Loss)	30	(92)
Total Stockholders' Equity	610,212	570,373
Total Liabilities and Stockholders' Equity	$1,603,935	$1,630,177
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Passenger	$201,098	$207,764	$701,654	$698,823
Cargo	44,023	29,165	106,983	78,560
Other	10,417	12,541	37,171	37,951
Total Operating Revenues	255,538	249,470	845,808	815,334

Operating Expenses:
Aircraft Fuel	48,583	54,737	163,738	187,229
Salaries, Wages, and Benefits	93,093	80,919	275,495	242,516
Maintenance	18,123	15,973	55,235	50,129
Sales and Marketing	6,982	7,748	25,378	26,819
Depreciation and Amortization	24,683	23,754	74,459	71,194
Ground Handling	11,467	11,568	34,227	32,090
Landing Fees and Airport Rent	16,811	15,979	48,615	44,431
Special Items, net	26	—	1,874	—
Other Operating, net	25,868	26,410	84,377	81,003
Total Operating Expenses	245,636	237,088	763,398	735,411
Operating Income	9,902	12,382	82,410	79,923

Non-operating Income (Expense):
Interest Income	1,452	1,659	4,960	5,907
Interest Expense	(9,185)	(11,049)	(28,022)	(33,238)
Other, net	(3)	12	(488)	55
Total Non-operating Expense, net	(7,736)	(9,378)	(23,550)	(27,276)

Income Before Income Tax	2,166	3,004	58,860	52,647
Income Tax Expense	614	662	14,196	13,180
Net Income	$1,552	$2,342	$44,664	$39,467

Net Income per share to common stockholders:
Basic	$0.03	$0.04	$0.84	$0.75
Diluted	$0.03	$0.04	$0.81	$0.72
Shares used for computation:
Basic	53,034,859	52,876,339	53,198,723	52,866,797
Diluted	54,682,164	54,780,672	54,988,198	54,990,437
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$1,552	$2,342	$44,664	$39,467

Other Comprehensive Income
Net unrealized gains on Available-for-Sale securities, net of deferred tax expense of $18, $77, $36, and $24, respectively	62	235	122	80
Other Comprehensive Income	62	235	122	80
Comprehensive Income	$1,614	$2,577	$44,786	$39,547

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2025
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2024	4,109,135	59,500,970	$595	6,343,006	$(105,866)	$528,604	$147,132	$(92)	$570,373
Stock Issued for Stock-Based Awards	—	673,953	7	—	—	2,483	—	—	2,490
Common Stock Repurchases and Excise Tax	—	—	—	630,914	(10,000)	—	—	—	(10,000)
Net Income	—	—	—	—	—	—	36,535	—	36,535
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,695	—	—	1,695
Other Comprehensive Income	—	—	—	—	—	—	—	57	57
March 31, 2025	4,362,004	60,174,923	$602	6,973,920	$(115,866)	$534,649	$183,667	$(35)	$603,017
Stock Issued for Stock-Based Awards	—	115,375	1	—	—	21	—	—	22
Net Income	—	—	—	—	—	—	6,577	—	6,577
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,559	—	—	1,559
Other Comprehensive Income	—	—	—	—	—	—	—	3	3
June 30, 2025	4,614,873	60,290,298	$603	6,973,920	$(115,866)	$538,096	$190,244	$(32)	$613,045
Stock Issued for Stock-Based Awards	—	241,363	2	—	—	1,135	—	—	1,137
Common Stock Repurchases and Excise Tax	—	—	—	843,107	(10,070)	—	—	—	(10,070)
Net Income	—	—	—	—	—	—	1,552	—	1,552
Amazon Warrants	379,304	—	—	—	—	2,800	—	—	2,800
Stock-based Compensation	—	—	—	—	—	1,686	—	—	1,686
Other Comprehensive Income	—	—	—	—	—	—	—	62	62
September 30, 2025	4,994,177	60,531,661	$605	7,817,027	$(125,936)	$543,717	$191,796	$30	$610,212

	Nine Months Ended September 30, 2024
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Shares	Amount	Shares	Amount
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock Issued for Stock-Based Awards	—	75,606	1	—	—	110	—	—	111
Common Stock Repurchases and Excise Tax	—	—	—	755,284	(11,596)	—	—	—	(11,596)
Net Income	—	—	—	—	—	—	35,313	—	35,313
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,514	—	—	1,514
Other Comprehensive Loss	—	—	—	—	—	—	—	(139)	(139)
March 31, 2024	3,413,745	58,954,329	$590	6,343,006	$(105,937)	$517,012	$129,542	$(201)	$541,006
Stock Issued for Stock-Based Awards	—	195,760	2	—	—	587	—	—	589
Common Stock Repurchases, Excise Tax	—	—	—	—	23	—	—	—	23
Net Income	—	—	—	—	—	—	1,812	—	1,812
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,570	—	—	1,570
Other Comprehensive Loss	—	—	—	—	—	—	—	(16)	(16)
June 30, 2024	3,666,614	59,150,089	$592	6,343,006	$(105,914)	$521,036	$131,354	$(217)	$546,851
Stock Issued for Stock-Based Awards	—	132,749	1	—	—	212	—	—	213
Common Stock Repurchases, Excise Tax	—	—	—	—	15	—	—	—	15
Net Income	—	—	—	—	—	—	2,342	—	2,342
Amazon Warrants	189,652	—	—	—	—	1,400	—	—	1,400
Stock-based Compensation	—	—	—	—	—	1,490	—	—	1,490
Other Comprehensive Income	—	—	—	—	—	—	—	235	235
September 30, 2024	3,856,266	59,282,838	$593	6,343,006	$(105,899)	$524,138	$133,696	$18	$552,546
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Net Income	$44,664	$39,467
Adjustments to reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	74,459	71,194
Deferred Income Taxes	12,726	10,414
Other, net	4,032	7,409
Changes in Operating Assets and Liabilities:
Accounts Receivable	(9,581)	5,947
Inventory	(1,928)	(3,254)
Prepaid Expenses	(4,306)	2,597
Lessor Maintenance Deposits	(10,400)	(12,766)
Other Assets	(4,706)	(1,683)
Accounts Payable	(4,403)	(8,544)
Accrued Transportation Taxes	(4,304)	(3,363)
Air Traffic Liabilities	(16,255)	(26,458)
Loyalty Program Liabilities	44	446
Operating Lease Obligations	(2,436)	(1,454)
Other Liabilities	595	(5,649)
Net Cash Provided by Operating Activities	78,201	74,303
Cash Flows Provided by Investing Activities:
Purchases of Property & Equipment	(29,140)	(42,615)
Proceeds from the Sale of Property & Equipment	16,233	10,616
Purchases of Investments	(33,610)	(55,655)
Proceeds from the Maturities of Investments	73,479	107,750
Other, net	198	842
Net Cash Provided by Investing Activities	27,160	20,938
Cash Flows Used in Financing Activities:
Common Stock Repurchases	(20,015)	(11,493)
Proceeds from Borrowings	54,000	10,000
Repayment of Finance Lease Obligations	(15,010)	(26,249)
Repayment of Borrowings	(80,023)	(60,776)
Tax Receivable Agreement Payment	(10,525)	(3,350)
Other, net	573	387
Net Cash Used in Financing Activities	(71,000)	(91,481)

Net Increase in Cash, Cash Equivalents and Restricted Cash	34,361	3,760

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	100,471	63,680

Cash, Cash Equivalents and Restricted Cash--End of the Period	$134,832	$67,440

Non-cash transactions:
Aircraft Acquired under Finance Lease	$—	$40,116
Aircraft Acquired from the Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	$—	$11,634
Maintenance Rights Asset Capitalized into Aircraft and Flight Equipment upon End of Lease	$4,697	$—
Maintenance Rights Asset Converted to Accounts Receivable upon End of Lease	$3,982	$—
Changes to Finance Lease Assets due to Lease Modifications	$—	$6,513

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	September 30, 2025	September 30, 2024
Cash and Cash Equivalents	$111,834	$56,791
Restricted Cash	22,998	10,649
Total Cash, Cash Equivalents and Restricted Cash	$134,832	$67,440
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
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the impact of macroeconomic conditions, and other factors, operating results for the nine months ended September 30, 2025 are not necessarily indicative of operating results for other interim periods or for the full year ending December 31, 2025.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt this standard retrospectively within its Annual Report on Form 10-K for the year ended December 31, 2025. Upon adoption of this ASU, the Company will include the incremental disclosures in the footnotes to its Consolidated Financial Statements, as required.
2.    REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Passenger (consisting of Scheduled Service, Charter, and Ancillary), Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the U.S. Department of Defense ("DoD"), collegiate and professional sports teams, and casinos. Ancillary revenue consists of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Amended and Restated Air Transportation Services Agreement (the “A&R ATSA”). Other revenue consists primarily of revenue from services in

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

connection with Sun Country Vacations products, rental revenue related to certain transactions where the Company serves as a lessor, and revenue for the brand and marketing performance obligation related to the Company's co-branded credit card program. The Company recognized rental revenue of $7,135 and $10,092, during the three months ended September 30, 2025 and 2024, respectively; and $26,751 and $29,240 during the nine months ended September 30, 2025 and 2024, respectively.
In June 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20 in 2025. For more information on the A&R ATSA, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" included within Part II, Item 8 of the 2024 10-K. During the nine months ended September 30, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA.
In March 2025, the Company entered into a Credit Card Program Agreement for a new co-branded credit card program ("Credit Card Program"). The Credit Card Program launched in the third quarter of 2025. Upon launch of the program, the Company received a one-time payment of $1,016, which was recorded as a contract liability. The one-time payment will be amortized into Other Revenue on a straight-line basis over the term of the agreement. Subject to certain exceptions, the Credit Card Program has a term of seven years following its launch.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Scheduled Service	$76,746	$83,784	$308,406	$313,056
Charter	58,673	50,769	167,636	149,090
Ancillary	65,679	73,211	225,612	236,677
Passenger	201,098	207,764	701,654	698,823
Cargo	44,023	29,165	106,983	78,560
Other	10,417	12,541	37,171	37,951
Total Operating Revenues	$255,538	$249,470	$845,808	$815,334
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
Total Operating Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic	$251,698	$245,722	$809,976	$783,834
Latin America	3,840	3,748	35,733	31,500
Other	—	—	99	—
Total Operating Revenues	$255,538	$249,470	$845,808	$815,334

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
The Company’s contract liabilities are primarily comprised of: 1) ticket sales for transportation that have not yet been provided (reported as Air Traffic Liabilities on the Condensed Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Condensed Consolidated Balance Sheets), 3) the Amazon Deferred Up-front Payment received under the original ATSA (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets), and 4) a one-time payment received upon launch of the co-branded Credit Card Program (reported within Other Current Liabilities and Other Long-term Liabilities on the Condensed Consolidated Balance Sheets).
Contract Assets and Liabilities are as follows:

	September 30, 2025	December 31, 2024
Contract Assets
Amazon Contract	$11,752	$4,135
Total Contract Assets	$11,752	$4,135

Contract Liabilities
Air Traffic Liabilities	$144,430	$160,686
Loyalty Program Liabilities	14,645	14,601
Amazon Contract	1,773	1,612
Credit Card Program	1,013	—
Total Contract Liabilities	$161,861	$176,899
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2025, $155,471 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2024.
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
Changes in the Loyalty Program Liabilities are as follows:

	2025	2024
Balance – January 1	$14,601	$13,737
Loyalty Points Earned	6,711	6,573
Loyalty Points Redeemed (1) (2)	(6,667)	(6,128)
Balance – September 30	$14,645	$14,182
______________________

(1)	Loyalty points are combined in one homogenous pool, which includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
(2)	Includes Other Deferred Loyalty payments, net of the amount earned.
3.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Income	$1,552	$2,342	$44,664	$39,467

Denominator:
Weighted Average Common Shares Outstanding - Basic	53,034,859	52,876,339	53,198,723	52,866,797
Dilutive effect of Stock Options, RSUs and Warrants	1,647,305	1,904,333	1,789,475	2,123,640
Weighted Average Common Shares Outstanding - Diluted	54,682,164	54,780,672	54,988,198	54,990,437
Anti-dilutive effect of Stock Options, RSUs and Warrants excluded from calculation of Dilutive effect	5,798,387	4,805,638	3,961,969	4,631,203

Basic earnings per share	$0.03	$0.04	$0.84	$0.75
Diluted earnings per share	$0.03	$0.04	$0.81	$0.72

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

4. AIRCRAFT
As of September 30, 2025, Sun Country's fleet consisted of 70 Boeing 737-NG aircraft, comprised of 65 Boeing 737-800s and five Boeing 737-900ERs.
The following tables summarize the Company’s aircraft fleet activity for the nine months ended September 30, 2025 and 2024, respectively:

	December 31, 2024	Additions	Reclassifications	Removals	September 30, 2025
Passenger:
Owned	34	—	1	(1)	34
Finance leases	11	—	—	—	11
Sun Country Airlines’ Fleet	45	—	1	(1)	45
Cargo:
Aircraft Operated for Amazon	12	8	—	—	20
Other:
Owned Aircraft Held for Operating Lease	4	—	(1)	—	3
Subleased Aircraft (1)	2	—	—	—	2
Total Aircraft	63	8	—	(1)	70

	December 31, 2023	Additions	Reclassifications	Removals	September 30, 2024
Passenger:
Owned	29	1	1	—	31
Finance leases	13	1	(1)	—	13
Sun Country Airlines’ Fleet	42	2	—	—	44
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	—	—	5
Subleased Aircraft (1)	1	1	—	—	2
Total Aircraft	60	3	—	—	63

(1)	The head leases associated with these subleases are classified as finance leases.
During the nine months ended September 30, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. During the nine months ended September 30, 2025, amendments were executed to extend the lease expiry terms for three Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026. During the nine months ended September 30, 2025, an amendment was executed to extend the lease expiry terms for one of the Company's subleased aircraft, which now expires in the second quarter of 2026. During the nine months ended September 30, 2025, the Company retired one owned aircraft. Of the 37 Owned aircraft and Owned Aircraft Held for Operating Lease as of September 30, 2025, 31 aircraft were financed, five aircraft have

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

been pledged to support the ability to efficiently utilize the Company's four-year $75,000 revolving credit facility (“Revolving Credit Facility”) entered into during March 2025, and one aircraft was unencumbered. See Note 5 for more information on the Company's Revolving Credit Facility.
Upon acquisition of the Owned Aircraft held for Operating Lease in March 2023, the Company recognized a Maintenance Rights Asset associated with the acquired leases. During the three months ended June 30, 2025, the Company accepted delivery one of the Owned Aircraft Held for Operating Lease that was previously leased to an unaffiliated airline. Based on the maintenance condition of the one aircraft returned in 2025, the Maintenance Rights Asset settlement resulted in capitalized asset improvements of $4,697 and cash received from the lessee in excess of the Maintenance Rights Asset totaling $2,716. The cash received for end of lease compensation in excess of the Maintenance Rights Asset was recognized within Other Revenue in the Company’s Condensed Consolidated Statement of Operations during the three months ended June 30, 2025. The aircraft was placed in-service as of September 30, 2025.
During the nine months ended September 30, 2024, the Company acquired one incremental aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to an unaffiliated airline. Further, the Company purchased one aircraft previously classified as a finance lease.
Depreciation and amortization expense on aircraft are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Aircraft Status	Expense Type	2025	2024	2025	2024
Owned	Depreciation	$14,843	$14,011	$43,736	$42,519
Finance Leased	Amortization	5,206	5,666	15,617	16,833
		$20,049	$19,677	$59,353	$59,352
5.    DEBT
Credit Facilities
In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 revolving credit facility. The interest rate on borrowings is determined using a base rate plus an applicable margin of 2.5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.6%. The Revolving Credit Facility is guaranteed by the Company and secured by a pool of collateral. Accordingly, the Company pledged certain assets as collateral, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. Available funds from the Revolving Credit Facility can be used for general corporate purposes. The Revolving Credit Facility includes financial covenants that require the Company to maintain: 1) minimum liquidity, as defined within the agreement, of not less than $55,000, 2) a minimum adjusted EBITDAR of $110,000 for any four consecutive fiscal quarters and 3) a minimum ratio of the borrowing base of the collateral to outstanding obligations under the Revolving Credit Facility of not less than 1.0 to 1.0. The Company was in compliance with these financial covenants as of September 30, 2025. As of September 30, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Long-term Debt
2025 Term Loan Facility
In September 2025, the Company executed a term loan facility with a face amount of $108,000 ("2025 Term Loan Facility") for the purpose of refinancing the Company's five Boeing 737-900ER aircraft, of which three are on lease to an unaffiliated airline. The Company's five Boeing 737-900ERs are pledged as collateral. During the three months ended September 30, 2025, the Company drew $54,000 from the 2025 Term Loan Facility. The proceeds were used to repay the remaining $20,953 of the term loan credit facility executed in March 2023 ("2023 Term Loan Credit Facility") with the remainder to be used for general corporate purposes. The 2025 Term Loan Facility is repaid quarterly through September 2032, with the remaining balance due and payable in a single payment upon maturity.
The fixed interest rate on the 2025 Term Loan Facility is 5.98%, which was determined using a base rate plus an applicable margin of 2.60%. During the three months ended September 30, 2025, the Company recorded $1,059 in debt issuance costs associated with the 2025 Term Loan Facility. As of September 30, 2025, the Company had $54,000 of financing available through the 2025 Term Loan Facility. All remaining financing through the 2025 Term Loan Facility must be drawn by December 19, 2025.
2023 Term Loan Credit Facility
During the three months ended March 31, 2023, the Company executed the 2023 Term Loan Credit Facility with a face amount of $119,200 for the purpose of financing the initial acquisition of five Boeing 737-900ER aircraft. On the acquisition date, all five aircraft were on lease to an unaffiliated airline. The loan was repaid monthly. During the lease term, payments collected from the lessee were applied directly to the repayment of principal and interest on the 2023 Term Loan Credit Facility. The Owned Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, are pledged as collateral. In December 2024, the Company made a partial repayment of $60,000 on the 2023 Term Loan Credit Facility using proceeds from the reissued Class C trust certificates Series 2019-1.
During the three months ended September 30, 2025, the Company repaid the outstanding balance of $20,953 of the 2023 Term Loan Credit Facility in full using proceeds received from the 2025 Term Loan Facility. The Company recorded a $391 loss on extinguishment of debt during the three months ended September 30, 2025 in connection with repayment of the 2023 Term Loan Credit Facility, which represents the write-off of the remaining unamortized deferred financing costs.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of Class A and Class B certificates Series 2022-1 (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.04% as of September 30, 2025.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027.
In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the proceeds to

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

repay a portion of the 2023 Term Loan Credit Facility. The reissued Class C trust certificates had no impact on the bi-annual payment schedule or the term of the 2019-1 EETC. The 2019-1 EETC notes bear interest at an annual rate between 4.13% and 7.10%. The weighted average interest rate was 5.43% as of September 30, 2025.
Long-term Debt includes the following:

	September 30, 2025	December 31, 2024
2019-1 EETC (see terms and conditions above)	$131,811	$158,510
2022-1 EETC (see terms and conditions above)	118,288	138,532
2023 Term Loan Credit Facility (see terms and conditions above)	—	33,080
2025 Term Loan Facility (see terms and conditions above)	54,000	—
Total Debt	304,099	330,122
Less: Unamortized debt issuance costs	(2,809)	(3,000)
Less: Current Maturities of Long-term Debt, net	(74,650)	(87,579)
Total Long-term Debt, net	$226,640	$239,543
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2025	$31,687	$(278)	$31,409
2026	63,363	(912)	62,451
2027	90,556	(699)	89,857
2028	24,646	(364)	24,282
2029	32,262	(263)	31,999
Thereafter	61,585	(293)	61,292
Total as of September 30, 2025	$304,099	$(2,809)	$301,290
The fair value of Debt was $293,647 as of September 30, 2025 and $311,103 as of December 31, 2024. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

6. INVESTMENTS
A summary of debt securities by major security type:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$1,352	$4	$—	$1,356
Corporate Debt Securities	38,818	52	(19)	38,851
U.S. Government Agency Securities	17,683	6	(1)	17,688
Total	$57,853	$62	$(20)	$57,895

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Corporate Debt Securities	$53,452	$22	$(40)	$53,434
U.S. Government Agency Securities	44,303	2	(103)	44,202
Total	$97,755	$24	$(143)	$97,636

(1)
The Company also holds Certificates of Deposit that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,496 and $6,417 as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the unrealized losses were the result of changes in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of September 30, 2025, the Company expects any unrealized losses to be recoverable prior to the investment's conversion to cash.
7.    FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$96,915	$14,919	$—	$111,834
Available-for-Sale Securities:
Municipal Debt Securities	—	1,356	—	1,356
Corporate Debt Securities	—	38,851	—	38,851
U.S. Government Agency Securities	—	17,688	—	17,688
Total Available-for-Sale Securities	—	57,895	—	57,895
Certificates of Deposit	6,496	—	—	6,496
Total Assets Measured at Fair Value on a Recurring Basis	$103,411	$72,814	$—	$176,225

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$83,219	$—	$—	$83,219
Available-for-Sale Securities:
Corporate Debt Securities	—	53,434	—	53,434
U.S. Government Agency Securities	—	44,202	—	44,202
Total Available-for-Sale Securities	—	97,636	—	97,636
Certificates of Deposit	6,417	—	—	6,417
Total Assets Measured at Fair Value on a Recurring Basis	$89,636	$97,636	$—	$187,272
8.    INCOME TAXES
The Company's effective tax rate for the three and nine months ended September 30, 2025 was 28.3% and 24.1%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2024 was 22.0% and 25.0%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The effective tax rate in both periods was impacted by permanent stock compensation items.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The Company's effective tax rate for 2025 is not expected to materially change as a result of the legislation.
Tax Receivable Agreement
The total Tax Receivable Agreement ("TRA") balance as of September 30, 2025 and December 31, 2024 was $87,169 and $97,694, of which $1,192 and $10,325 was current, respectively. The TRA liability is an estimate and actual amounts payable and/or the timing of TRA payments could differ from this estimate. For example, changes to full year taxable income, as well as changes in tax laws may impact the timing of TRA liability payments. The decrease in the current portion of the TRA balance is primarily due to the OBBBA enacted on July 4, 2025. During the nine months ended September 30, 2025 and 2024, the Company made payments of $10,525 and $3,350, respectively, to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment is included within Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized.
9.    SPECIAL ITEMS, NET
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
In March 2025, the Company's flight attendants, represented by the International Brotherhood of Teamsters, ratified a new five-year collective bargaining agreement. Upon ratification of the new agreement, eligible flight attendants became entitled to a one-time ratification bonus. Eligibility requirements stipulate that flight attendants must be on the seniority list as of the ratification date, have completed probation, and hold an active status in order to receive the bonus payment. Certain portions of the ratification bonus will be paid in future periods as flight attendants on the seniority list as of the ratification date complete their probationary period or change their status from inactive to active. Ratification bonuses were paid to all eligible flight

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

attendants during the nine months ended September 30, 2025, per the collective bargaining agreement. The Company recognized ratification bonuses of $26 and $1,874, including $2 and $144 of payroll-related tax expense, for the three and nine months ended September 30, 2025, respectively. These items were included within Special Items, net on the Company's Condensed Consolidated Statements of Operations.
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
During the three months ended June 30, 2025, the Company's Board of Directors authorized $25,000 to repurchase shares of the Company's Common Stock. During the three months ended September 30, 2025, the Company repurchased 843,107 shares of its Common Stock at a total cost of $10,015, inclusive of commissions paid, or an average price of $11.88 per share. The repurchases were open market purchases. As of September 30, 2025, there was $15,000 remaining of authorization from the Company's Board of Directors to repurchase shares of the Company's Common Stock.
During the nine months ended September 30, 2024, the Company repurchased 755,284 shares of its Common Stock at a total cost of $11,493, inclusive of commissions paid, or an average price of $15.22 per share. The repurchases were open market purchases.
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the nine months ended September 30, 2025 and 2024, 885,042 and 632,173 warrants vested in each respective period. As of September 30, 2025 and 2024, the cumulative vested warrants held by Amazon were 4,994,177 and 3,856,266, respectively. The exercise period for these warrants extends through the eighth anniversary of the issue date. No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA.

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
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. As of September 30, 2025, the Company has appealed the results of the audit through a formal protest with the IRS and there has been no further change in status on this matter. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of September 30, 2025.
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
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. Certain non-fuel operating expenses are allocated between Passenger and Cargo based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. Other Operating, net includes crew and other employee travel, interrupted trip expenses, information technology, property taxes and insurance, including hull-liability insurance, supplies, legal and other professional fees, facilities and all other administrative and operational overhead expenses. The CODM does not consider Interest Income, Interest Expense, and Other Income, net, in assessing the financial performance of its operating segments. Collectively, these items are included in reconciling reporting segment financial amounts to the consolidated financial amounts.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

The following table presents financial information for the Company’s two segments.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$211,515	$44,023	$255,538	$220,305	$29,165	$249,470

Operating Expenses:
Aircraft Fuel	48,464	119	48,583	54,701	36	54,737
Salaries, Wages, and Benefits	63,332	29,761	93,093	62,317	18,602	80,919
Maintenance	12,349	5,774	18,123	12,171	3,802	15,973
Sales and Marketing	6,982	—	6,982	7,748	—	7,748
Depreciation and Amortization	24,678	5	24,683	23,749	5	23,754
Ground Handling	11,467	—	11,467	11,563	5	11,568
Landing Fees and Airport Rent	16,600	211	16,811	15,829	150	15,979
Special Items, net	26	—	26	—	—	—
Other Operating, net	17,898	7,970	25,868	21,534	4,876	26,410
Total Operating Expenses	201,796	43,840	245,636	209,612	27,476	237,088
Operating Income	$9,719	$183	9,902	$10,693	$1,689	12,382
Interest Income			1,452			1,659
Interest Expense			(9,185)			(11,049)
Other, net			(3)			12
Income Before Income Tax			$2,166			$3,004

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$738,825	$106,983	$845,808	$736,774	$78,560	$815,334

Operating Expenses:
Aircraft Fuel	163,550	188	163,738	187,185	44	187,229
Salaries, Wages, and Benefits	206,992	68,503	275,495	190,413	52,103	242,516
Maintenance	41,130	14,105	55,235	39,428	10,701	50,129
Sales and Marketing	25,378	—	25,378	26,819	—	26,819
Depreciation and Amortization	74,445	14	74,459	71,179	15	71,194
Ground Handling	34,227	—	34,227	32,076	14	32,090
Landing Fees and Airport Rent	48,084	531	48,615	43,980	451	44,431
Special Items, net	1,874	—	1,874	—	—	—
Other Operating, net	64,698	19,679	84,377	65,929	15,074	81,003
Total Operating Expenses	660,378	103,020	763,398	657,009	78,402	735,411
Operating Income	$78,447	$3,963	82,410	$79,765	$158	79,923
Interest Income			4,960			5,907
Interest Expense			(28,022)			(33,238)
Other, net			(488)			55
Income Before Income Tax			$58,860			$52,647

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

13.    SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through October 30, 2025, the date that the Condensed Consolidated Financial Statements were available to be issued.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the nine months ended September 30, 2025 and 2024. Also discussed is our financial position as of September 30, 2025 and December 31, 2024. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2024 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
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
In March 2025, we entered into a Credit Card Program Agreement for a new co-branded credit card program ("Credit Card Program"). The Credit Card Program launched in the third quarter of 2025. Subject to certain exceptions, the Credit Card Program has a term of seven years following its launch.
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
In June 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20 in 2025. During the nine months ended September 30, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. In the near term, the increase in aircraft we operate on behalf of Amazon will result in more resources being allocated to the Cargo business. This aligns with our strategy of long-term flexibility and supports our ability to mitigate the impact of cyclical, economic, and industry downturns on our business.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended September 30, 2025 (1)				Three Months Ended September 30, 2024 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	6,360	2,976	4,864	14,345	7,259	2,809	3,519	13,730
Block hours (2)	19,078	5,963	11,977	37,554	21,416	5,366	8,957	36,191
Aircraft miles (2)	7,389,719	2,056,073	4,558,438	14,143,865	8,226,118	1,849,230	3,439,083	13,661,813
Available seat miles (ASMs) (thousands) (2)	1,374,519	370,607		1,770,569	1,530,058	328,142		1,884,889
Total revenue per ASM (TRASM) (cents) (3)	10.59	15.87		11.54	10.42	15.47		11.15
Average passenger aircraft during the period (4)				43.4				43.6
Passenger aircraft at end of period (4)				45				44
Cargo aircraft at end of period				20				12
Leased Aircraft (5)				5				7
Average daily aircraft utilization (hours) (4)				6.4				6.8
Average stage length (miles)				1,012				1,001
Revenue passengers carried (6)	997,947				1,112,455
Revenue passenger miles (RPMs) (thousands) (6)	1,165,182				1,288,460
Load factor (6) (7)	84.8%				84.2%
Average base fare per passenger (6)	$76.90				$75.31
Ancillary revenue per passenger (6)	$65.81				$65.81
Total fare per passenger (6)	$142.72				$141.13
Charter revenue per block hour (6)		$9,839				$9,462
Fuel gallons consumed (thousands) (2)	14,847	3,962		19,049	16,565	3,525		20,344
Fuel cost per gallon, excluding indirect fuel credits				$2.55				$2.69
Employees at end of period				3,279				2,965
Cost per available seat mile (CASM) (cents) (8)				13.87				12.58
Adjusted CASM (cents) (9)				8.46				8.04
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2025 (1)				Nine Months Ended September 30, 2024 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	20,805	8,114	11,435	40,753	22,109	7,638	9,726	39,879
Block hours (2)	68,207	16,877	28,740	115,321	70,312	15,355	25,008	111,908
Aircraft miles (2)	26,700,231	5,824,826	10,909,269	43,828,613	27,413,311	5,300,705	9,465,884	42,579,400
Available seat miles (ASMs) (thousands) (2)	4,966,274	1,037,255		6,075,195	5,098,876	937,057		6,108,695
Total revenue per ASM (TRASM) (cents) (3)	10.95	16.20		11.72	10.95	15.91		11.58
Average passenger aircraft during the period (4)				43.7				42.6
Passenger aircraft at end of period (4)				45				44
Cargo aircraft at end of period				20				12
Leased Aircraft (5)				5				7
Average daily aircraft utilization (hours) (4)				7.3				7.4
Average stage length (miles)				1,125				1,100
Revenue passengers carried (6)	3,225,315				3,437,005
Revenue passenger miles (RPMs) (thousands) (6)	4,137,592				4,335,623
Load factor (6) (7)	83.3%				85.0%
Average base fare per passenger (6)	$95.62				$91.08
Ancillary revenue per passenger (6)	$69.95				$68.86
Total fare per passenger (6)	$165.57				$159.95
Charter revenue per block hour (6)		$9,933				$9,709
Fuel gallons consumed (thousands) (2)	52,970	11,515		65,169	54,634	10,558		65,884
Fuel cost per gallon, excluding indirect fuel credits				$2.55				$2.86
Employees at end of period				3,279				2,965
Cost per available seat mile (CASM) (cents) (8)				12.57				12.04
Adjusted CASM (cents) (9)				7.98				7.51
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		% Change
	2025	2024
Operating Revenues:
Scheduled Service	$76,746	$83,784	(8)%
Charter	58,673	50,769	16%
Ancillary	65,679	73,211	(10)%
Passenger	201,098	207,764	(3)%
Cargo	44,023	29,165	51%
Other	10,417	12,541	(17)%
Total Operating Revenues	255,538	249,470	2%

Operating Expenses:
Aircraft Fuel	48,583	54,737	(11)%
Salaries, Wages, and Benefits	93,093	80,919	15%
Maintenance	18,123	15,973	13%
Sales and Marketing	6,982	7,748	(10)%
Depreciation and Amortization	24,683	23,754	4%
Ground Handling	11,467	11,568	(1)%
Landing Fees and Airport Rent	16,811	15,979	5%
Special Items, net	26	—	NM
Other Operating, net	25,868	26,410	(2)%
Total Operating Expenses	245,636	237,088	4%
Operating Income	9,902	12,382	(20)%

Non-operating Income (Expense):
Interest Income	1,452	1,659	(12)%
Interest Expense	(9,185)	(11,049)	(17)%
Other, net	(3)	12	(125)%
Total Non-operating Expense, net	(7,736)	(9,378)	(18)%

Income Before Income Tax	2,166	3,004	(28)%
Income Tax Expense	614	662	(7)%
Net Income	$1,552	$2,342	(34)%
“NM” stands for not meaningful
Total Operating Revenues increased $6,068, or 2%, to $255,538 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily the result of growth in Cargo revenue due to additional aircraft received and operated, as well as contractual rate increases under the A&R ATSA. This increase was partially offset by a decrease in Passenger revenue due to reduced capacity as we focused our operations on growth within the Cargo business. These items are discussed in further detail below.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue decreased $6,666, or 3%, to $201,098 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The table below presents select operating data for lines of revenue within Passenger, expressed as quarter-over-quarter changes:

	Three Months Ended September 30,		% Change
	2025	2024
Scheduled Service and Ancillary Statistics:
Departures	6,360	7,259	(12)%
Block Hours	19,078	21,416	(11)%
Passengers	997,947	1,112,455	(10)%
Average base fare per passenger	$76.90	$75.31	2%
Ancillary revenue per passenger	$65.81	$65.81	—%
Total fare per passenger	$142.72	$141.13	1%
RPMs (thousands)	1,165,182	1,288,460	(10)%
ASMs (thousands)	1,374,519	1,530,058	(10)%
TRASM (cents)	10.59	10.42	2%
Passenger load factor	84.8%	84.2%	0.6	(1)

Charter Statistics:
Departures	2,976	2,809	6%
Block hours	5,963	5,366	11%
Charter revenue per block hour	$9,839	$9,462	4%
(1) Percentage point difference
Our quarter-over-quarter results were impacted by reduced passenger capacity as we focused our operations on growth in the Cargo business. This resulted in a 12% decrease in Scheduled Service departures and a 10% decrease in ASMs, which were partially offset by a 2% increase in TRASM and a 1% increase in total fare per passenger. Total Ancillary revenues declined quarter-over-quarter due to the 10% decrease in passengers. Ancillary revenue per passenger quarter-over-quarter was materially consistent.
Passenger revenue benefited from the $7,904, or 16%, increase in Charter revenue during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was the result of an 11% increase in block hours and a 4% increase in Charter revenue per block hour. The quarter-over-quarter increase in block hours was due to an increase in flying by large program customers and ad hoc flying. The increase in Charter revenue per block hour was primarily driven by rate increases, partially offset by lower fuel recovery revenue due to the quarter-over-quarter decrease in fuel cost per gallon.
Cargo. Revenue from cargo services increased $14,858, or 51%, to $44,023 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to additional aircraft and contractual rate increases. During the nine months ended September 30, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA.
Other. Other revenue decreased $2,124, or 17%, to $10,417 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was driven by lower aircraft lease revenue. For the three months ended September 30, 2025 and 2024, there were an average of 5 and 7 aircraft on lease to unaffiliated airlines, respectively. For more information, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expense, excluding indirect fuel credits, is the best measure of the effect of fuel prices on our business as it consists solely of direct fuel expenses that are related to our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding indirect fuel expenses and credits that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended September 30,		% Change
	2025	2024
Total Aircraft Fuel Expense	$48,583	$54,737	(11)%
Indirect Fuel (Expenses) Credits	(6)	68	(109)%
Aircraft Fuel Expense, Excluding Indirect Fuel (Expenses) Credits	$48,577	$54,805	(11)%
Fuel Gallons Consumed (thousands)	19,049	20,344	(6)%
Fuel Cost per Gallon, Excluding Indirect Fuel (Expenses) Credits	$2.55	$2.69	(5)%
Aircraft Fuel expense decreased 11% quarter-over-quarter due to a 5% decrease in the average fuel cost per gallon and a 6% decrease in fuel consumption due to reduced passenger capacity as we focused our operations on growth in the Cargo business.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $12,174, or 15%, to $93,093 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The quarter-over-quarter increase in Salaries, Wages, and Benefits was impacted by an 11% increase in employee headcount to support our expanding operations, contractual rate increases for our pilots, and contractual pay increases as a result of new collective bargaining agreements.
Maintenance. Maintenance expense increased $2,150, or 13%, to $18,123 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The quarter-over-quarter increase in Maintenance expense was primarily driven by growth in our fleet and operations, higher rates for service, and an increase in engine maintenance events. These increases were partially offset by a quarter-over-quarter decrease in the number of routine, time-based airframe heavy maintenance events.
Sales and Marketing. Sales and Marketing expense decreased $766, or 10%, to $6,982 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The quarter-over-quarter decrease was primarily driven by lower booking and credit card transaction fees due to the shift in capacity growth from Scheduled Service to the Cargo business.
Depreciation and Amortization. Depreciation and Amortization expense increased $929, or 4%, to $24,683 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily driven by a non-cash expense of $737 due to an unplanned engine retirement as well as an increase in certain capitalized costs associated with two aircraft being returned off of leases.
Ground Handling. Ground Handling expense decreased $101, or 1% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

the 7% decrease in Passenger segment departures as we focused our operations on the growth in Cargo, partially offset by Charter customer mix.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $832, or 5%, to $16,811 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This quarter-over-quarter increase was driven by rate increases at airports due to market pressures, primarily at Minneapolis – St. Paul International Airport ("MSP"), partially offset by a 7% decrease in Passenger segment departures.
Special Items, net. Special Items, net consisted of $26 of ratification bonuses for the new five-year collective bargaining agreement paid to eligible flight attendants during the period, as well as the related payroll tax expense. For more information, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Operating, net. Other Operating, net decreased $542, or 2%, to $25,868 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily the result of increased quarter-over-quarter activity from our engine parts sales programs, partially offset by an increase in operations.
Non-operating Income (Expense)
Interest Income. Interest income decreased $207, or 12%, to $1,452 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to the reduction in the Company's average investment balance quarter-over-quarter.
Interest Expense. Interest expense decreased $1,864, or 17%, to $9,185 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was due to quarter-over-quarter decreases in debt balances; as well as the partial refinancing of the 2023 Term Loan Credit Facility in December 2024 which resulted in a lower interest rate. These decreases were partially offset by a $391 write-off of the remaining unamortized deferred financing costs in connection with the refinancing of the Company's five Boeing 737-900ER aircraft. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other, net. Other, net did not have a material impact to either period presented.
Income Tax. The Company's effective tax rate for the three months ended September 30, 2025 was 28.3% compared to 22.0% for the three months ended September 30, 2024. The effective tax rate in both periods was impacted by permanent stock compensation items. For more information on the effective tax rate, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		% Change
	2025	2024
Operating Revenues:
Scheduled Service	$308,406	$313,056	(1)%
Charter	167,636	149,090	12%
Ancillary	225,612	236,677	(5)%
Passenger	701,654	698,823	—%
Cargo	106,983	78,560	36%
Other	37,171	37,951	(2)%
Total Operating Revenues	845,808	815,334	4%

Operating Expenses:
Aircraft Fuel	163,738	187,229	(13)%
Salaries, Wages, and Benefits	275,495	242,516	14%
Maintenance	55,235	50,129	10%
Sales and Marketing	25,378	26,819	(5)%
Depreciation and Amortization	74,459	71,194	5%
Ground Handling	34,227	32,090	7%
Landing Fees and Airport Rent	48,615	44,431	9%
Special Items, net	1,874	—	NM
Other Operating, net	84,377	81,003	4%
Total Operating Expenses	763,398	735,411	4%
Operating Income	82,410	79,923	3%

Non-operating Income (Expense):
Interest Income	4,960	5,907	(16)%
Interest Expense	(28,022)	(33,238)	(16)%
Other, net	(488)	55	NM
Total Non-operating Expense, net	(23,550)	(27,276)	(14)%

Income Before Income Tax	58,860	52,647	12%
Income Tax Expense	14,196	13,180	8%
Net Income	$44,664	$39,467	13%
Total Operating Revenues increased $30,474, or 4%, to $845,808 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily the result of growth in Cargo revenue due to additional aircraft received and operated, as well as contractual rate increases under the A&R ATSA. Revenue for the Passenger business was mostly flat, as growth in the first quarter of 2025 was offset by reduced capacity in the second and third quarters of 2025, as we focused our operations on growth in the Cargo business. These items, as well as other changes to revenue, are discussed in further detail below.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Passenger. Passenger revenue increased $2,831 to $701,654 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The table below presents select operating data for lines of revenue within Passenger, expressed as year-over-year changes:

	Nine Months Ended September 30,		% Change
	2025	2024
Scheduled Service and Ancillary Statistics:
Departures	20,805	22,109	(6)%
Block Hours	68,207	70,312	(3)%
Passengers	3,225,315	3,437,005	(6)%
Average base fare per passenger	$95.62	$91.08	5%
Ancillary revenue per passenger	$69.95	$68.86	2%
Total fare per passenger	$165.57	$159.95	4%
RPMs (thousands)	4,137,592	4,335,623	(5)%
ASMs (thousands)	4,966,274	5,098,876	(3)%
TRASM (cents)	10.95	10.95	—%
Passenger load factor	83.3%	85.0%	(1.7)	(1)

Charter Statistics:
Departures	8,114	7,638	6%
Block hours	16,877	15,355	10%
Charter revenue per block hour	$9,933	$9,709	2%
(1) Percentage point difference
The slight increase in Passenger revenue year-over-year was driven by reduced capacity as we focused our operations on growth in the Cargo business. This resulted in a 6% year-over-year decrease in Scheduled Service departures, which was offset by a 4% increase in total fare per passenger. Ancillary revenues were negatively impacted by the 6% year-over-year decrease in passengers, partially offset by a 2% increase in Ancillary revenue per passenger.
Passenger revenue benefited from the $18,546, or 12%, increase in Charter revenue during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was the result of a 10% increase in block hours and a 2% increase in Charter revenue per block hour. The year-over-year increase in block hours was due to an increase in flying by large program customers and ad hoc flying. The improvement in Charter revenue per block hour was primarily driven by rate increases, partially offset by lower fuel recovery revenue due to the year-over-year decrease in fuel cost per gallon.
Cargo. Revenue from cargo services increased $28,423, or 36%, to $106,983 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to additional aircraft and contractual rate increases. During the nine months ended September 30, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA.
Other. Other revenue decreased $780, or 2%, to $37,171 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily driven by lower aircraft lease revenue, partially offset by end of lease compensation revenue recognized during the three months ended June 30, 2025 due to the return of one Owned Aircraft Held for Operating Lease that was previously leased to an unaffiliated airline. For the nine months ended September 30, 2025 and 2024, there were an average of 6

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

and 7 aircraft on lease to unaffiliated airlines, respectively. For more information, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Operating Expenses
Aircraft Fuel. We believe Aircraft Fuel expense, excluding indirect fuel credits, is the best measure of the effect of fuel prices on our business as it consists solely of direct fuel expenses that are related to our operations and is consistent with how management analyzes our operating performance. This measure is defined as GAAP Aircraft Fuel expense, excluding indirect fuel expenses and credits that are recognized within Aircraft Fuel expense, but are not directly related to our Fuel Cost per Gallon.
The primary components of Aircraft Fuel expense are shown in the following table:

	Nine Months Ended September 30,		% Change
	2025	2024
Total Aircraft Fuel Expense	$163,738	$187,229	(13)%
Indirect Fuel Credits	2,683	1,290	108%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$166,421	$188,519	(12)%
Fuel Gallons Consumed (thousands)	65,169	65,884	(1)%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.55	$2.86	(11)%
Aircraft Fuel expense decreased 13% year-over-year due to a 11% decrease in the average fuel cost per gallon and a 1% decrease in consumption.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $32,979, or 14%, to $275,495 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The year-over-year increase in Salaries, Wages, and Benefits was impacted by an 11% increase in employee headcount to support our expanding operations, contractual rate increases for our pilots, and contractual pay increases as a result of new collective bargaining agreements.
Maintenance. Maintenance expense increased $5,106, or 10%, to $55,235 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The year-over-year increase in Maintenance expense was primarily driven by growth in our fleet and operations and higher rates for service. These increases were partially offset by a year-over-year decrease in the number of routine, time-based airframe heavy maintenance events.
Sales and Marketing. Sales and Marketing expense decreased $1,441, or 5%, to $25,378 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The year-over-year decrease was primarily driven by lower booking and credit card transaction fees due to the shift in capacity growth from Scheduled Service to the Cargo business.
Depreciation and Amortization. Depreciation and Amortization expense increased $3,265, or 5%, to $74,459 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in certain capitalized costs associated with two aircraft being returned off of leases, as well as a non-cash expense of $737 due to an unplanned engine retirement.
Ground Handling. Ground Handling expense increased $2,137, or 7%, to $34,227, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This year-over-year

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

increase was the result of rate increases due to market pressures, partially offset by a 3% decrease in Passenger segment departures, as we focused our operations on the growth in Cargo.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $4,184, or 9%, to $48,615 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This year-over-year increase was driven by rate increases at airports due to market pressures, primarily at MSP, partially offset by a 3% decrease in Passenger segment departures.
Special Items, net. Special Items, net consisted of $1,874 of ratification bonuses for the new five-year collective bargaining agreement paid to eligible flight attendants during the period, as well as the related payroll tax expense. For more information, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Operating, net. Other Operating, net increased $3,374, or 4%, to $84,377 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily the result of an increase in operations, partially offset by increased year-over-year activity from our engine parts sales program.
Non-operating Income (Expense)
Interest Income. Interest income decreased $947, or 16%, to $4,960 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to the reduction in the Company's average investment balance year-over-year.
Interest Expense. Interest expense decreased $5,216, or 16%, to $28,022 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was due to year-over-year decreases in debt balances, as well as the partial refinancing of the 2023 Term Loan Credit Facility in December 2024 which resulted in a lower interest rate. These decreases were partially offset by a $391 write-off of the remaining unamortized deferred financing costs in connection with the refinancing of the Company's five Boeing 737-900ER aircraft. For more information on the Company's Debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other, net. Other, net expense totaled $488 for the nine months ended September 30, 2025, as a result of the Company incurring expenses of $481 in conjunction with the secondary public offering. Other, net for the nine months ended September 30, 2024 was not material. For more information on the secondary public offering, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Income Tax. The Company's effective tax rate for the nine months ended September 30, 2025 was 24.1% compared to 25.0% for the nine months ended September 30, 2024. The effective tax rate in both periods was impacted by permanent stock compensation items. For more information on the effective tax rate, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$211,515	$44,023	$255,538	$220,305	$29,165	$249,470

Operating Expenses:
Aircraft Fuel	48,464	119	48,583	54,701	36	54,737
Salaries, Wages, and Benefits	63,332	29,761	93,093	62,317	18,602	80,919
Maintenance	12,349	5,774	18,123	12,171	3,802	15,973
Sales and Marketing	6,982	—	6,982	7,748	—	7,748
Depreciation and Amortization	24,678	5	24,683	23,749	5	23,754
Ground Handling	11,467	—	11,467	11,563	5	11,568
Landing Fees and Airport Rent	16,600	211	16,811	15,829	150	15,979
Special Items, net	26	—	26	—	—	—
Other Operating, net	17,898	7,970	25,868	21,534	4,876	26,410
Total Operating Expenses	201,796	43,840	245,636	209,612	27,476	237,088
Operating Income	$9,719	$183	$9,902	$10,693	$1,689	$12,382

Operating Margin %	4.6%	0.4%	3.9%	4.9%	5.8%	5.0%
Passenger. Passenger Operating Income decreased $974 to $9,719 for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The Operating Margin Percentage for the three months ended September 30, 2025 decreased by 0.3 percentage point, as compared to the three months ended September 30, 2024. Passenger revenue and total operating expenses decreased quarter-over-quarter due to reduced capacity as we focused our operations on growth in the Cargo business. The quarter-over-quarter decrease in Passenger Operating Income and Operating Margin Percentage were primarily driven by the decrease in revenue, contractual rate increases for our pilots, and contractual pay increases as a result of new collective bargaining agreements. These impacts were partially offset by a 5% decrease in the average fuel cost per gallon and increased quarter-over-quarter activity from our engine parts sales program. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income decreased by $1,506, to $183, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Operating Margin Percentage for the three months ended September 30, 2025 decreased by 5.4 percentage points, as compared to the three months ended September 30, 2024. The changes in both Operating Income and Operating Margin Percentage were primarily driven by contractual rate increases, offset by contractual rate increases for our pilots as well as operational challenges as a result of significant growth in the segment. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$738,825	$106,983	$845,808	$736,774	$78,560	$815,334

Operating Expenses:
Aircraft Fuel	163,550	188	163,738	187,185	44	187,229
Salaries, Wages, and Benefits	206,992	68,503	275,495	190,413	52,103	242,516
Maintenance	41,130	14,105	55,235	39,428	10,701	50,129
Sales and Marketing	25,378	—	25,378	26,819	—	26,819
Depreciation and Amortization	74,445	14	74,459	71,179	15	71,194
Ground Handling	34,227	—	34,227	32,076	14	32,090
Landing Fees and Airport Rent	48,084	531	48,615	43,980	451	44,431
Special Items, net	1,874	—	1,874	—	—	—
Other Operating, net	64,698	19,679	84,377	65,929	15,074	81,003
Total Operating Expenses	660,378	103,020	763,398	657,009	78,402	735,411
Operating Income	$78,447	$3,963	$82,410	$79,765	$158	$79,923

Operating Margin %	10.6%	3.7%	9.7%	10.8%	0.2%	9.8%
Passenger. Passenger Operating Income decreased $1,318 to $78,447 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The Operating Margin Percentage for the nine months ended September 30, 2025 decreased by 0.2 percentage point, as compared to the nine months ended September 30, 2024. Passenger results for the nine months ended September 30, 2025 were impacted by reduced capacity in the second and third quarters of 2025 as we focused our operations on growth in the Cargo business. The year-over-year decrease in Passenger Operating Income and Operating Margin Percentage were primarily driven by contractual rate increases for our pilots, contractual pay increases as a result of new collective bargaining agreements, rate increases for Ground Handling and Landing Fees and Airport Rent, and the ratification bonus paid to eligible flight attendants during the period; partially offset by a 11% decrease in the average fuel cost per gallon. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income increased by $3,805, to $3,963, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The Operating Margin Percentage for the nine months ended September 30, 2025 increased by 3.5 percentage points, as compared to the nine months ended September 30, 2024. The changes in both Operating Income and Operating Margin Percentage were primarily driven by contractual rate increases, partially offset by contractual rate increases for our pilots as well as operational challenges as a result of significant growth in the segment. Further, during the nine months ended September 30, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$255,538	$249,470	$845,808	$815,334
Operating Income	9,902	12,382	82,410	79,923
Special Items, net (1)	26	—	1,874	—
Stock Compensation Expense	1,686	1,490	4,940	4,574
Unplanned Engine Retirement (2)	737	—	737	—
Adjusted Operating Income	$12,351	$13,872	$89,961	$84,497

Operating Income Margin	3.9%	5.0%	9.7%	9.8%
Adjusted Operating Income Margin	4.8%	5.6%	10.6%	10.4%
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)	In July 2025, an engine experienced an in-flight shut down ("IFSD"). The engine was subsequently deemed beyond economic repair, which resulted in a non-cash expense due to an unplanned engine retirement. Management does not consider this activity in assessing its operational performance.
The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Net Income Reconciliation:
Net Income	$1,552	$2,342	$44,664	$39,467

Special Items, net (1)	26	—	1,874	—
Stock Compensation Expense	1,686	1,490	4,940	4,574
Loss on Debt Extinguishment	391	—	391	—
Unplanned Engine Retirement (2)	737	—	737	—
Loss on Credit Facility	—	—	186	—
Secondary Offering Costs	—	—	481	—
Income Tax Effect of Adjusting Items, net (3)	(653)	(343)	(1,980)	(1,052)
Adjusted Net Income	$3,739	$3,489	$51,293	$42,989
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)	In July 2025, an engine experienced an IFSD. The engine was subsequently deemed beyond economic repair, which resulted in a non-cash expense due to an unplanned engine retirement. Management does not consider this activity in assessing its operational performance.
(3)	The tax effect of adjusting items, net is calculated at the Company's statutory rate for the applicable period.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA Reconciliation:
Net Income	$1,552	$2,342	$44,664	$39,467
Special Items, net (1)	26	—	1,874	—
Stock Compensation Expense	1,686	1,490	4,940	4,574
Secondary Offering Costs	—	—	481	—
Interest Income	(1,452)	(1,659)	(4,960)	(5,907)
Interest Expense	9,185	11,049	28,022	33,238
Provision for Income Taxes	614	662	14,196	13,180
Depreciation and Amortization(2)	24,683	23,754	74,459	71,194
Adjusted EBITDA	$36,294	$37,638	$163,676	$155,746
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)
In July 2025, an engine experienced an IFSD. The engine was subsequently deemed beyond economic repair, which resulted in a $737 non-cash expense due to an unplanned engine retirement. The Company recognized the $737 non-cash expense within Depreciation and Amortization. Management does not consider this activity in assessing its operational performance.

CASM and Adjusted CASM
CASM is a key airline cost metric defined as operating expenses divided by total available seat miles. Adjusted CASM is a non-GAAP measure derived from CASM by excluding fuel costs, costs related to our cargo operations, depreciation and amortization recognized on certain assets that generate lease income, certain unplanned engine events, stock-based compensation, certain commissions and other costs of selling our vacation products from this measure as these costs are unrelated to our airline operations and improve comparability to our peers. Adjusted CASM is an important measure used by management and our Board of Directors in assessing quarterly and annual cost performance. Adjusted CASM is commonly used by industry analysts and we believe it is an important metric by which they compare our airline to others in the industry, although other airlines may exclude certain other costs in their calculation of Adjusted CASM. The measure is also the subject of frequent questions from investors.
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. The Company has entered into certain transactions where it serves as a lessor. As of September 30, 2025, we leased or subleased five aircraft.

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
The following tables present the reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2025		2024
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$245,636	13.87	$237,088	12.58
Less:
Special Items, net (1)	26	—	—	—
Aircraft Fuel	48,583	2.74	54,737	2.90
Stock Compensation Expense	1,686	0.10	1,490	0.08
Unplanned Engine Retirement (2)	737	0.04	—	—
Cargo Expenses, Not Already Adjusted Above	43,216	2.44	27,120	1.45
Sun Country Vacations	198	0.01	220	0.01
Leased Aircraft, Depreciation and Amortization Expense (3)	1,366	0.08	1,977	0.10
Adjusted CASM	$149,824	8.46	$151,544	8.04

ASM (thousands)	1,770,569		1,884,889

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2025		2024
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$763,398	12.57	$735,411	12.04
Less:
Special Items, net (1)	1,874	0.03	—	—
Aircraft Fuel	163,738	2.70	187,229	3.06
Stock Compensation Expense	4,940	0.08	4,574	0.07
Unplanned Engine Retirement (2)	737	0.01	—	—
Cargo Expenses, Not Already Adjusted Above	101,576	1.67	77,368	1.28
Sun Country Vacations	928	0.02	1,013	0.02
Leased Aircraft, Depreciation and Amortization Expense (3)	4,508	0.08	6,297	0.10
Adjusted CASM	$485,097	7.98	$458,930	7.51

ASM (thousands)	6,075,195		6,108,695
_________________________

(1)	The adjustments include Special Items, net, as included in Note 9 of these Condensed Consolidated Financial Statements.
(2)	In July 2025, an engine experienced an IFSD. The engine was subsequently deemed beyond economic repair, which resulted in a non-cash expense due to an unplanned engine retirement. Management does not consider this activity in assessing its operational performance.
(3)	Includes both the Company's Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
Liquidity and Capital Resources
Our primary sources of liquidity as of September 30, 2025 included our existing cash and cash equivalents of $111,834 and short-term investments of $64,391, our expected cash generated from operations, the $75,000 of available funds under the Revolving Credit Facility, and the remaining $54,000 of financing available through the 2025 Term Loan Facility. We invest cash and cash equivalents in highly liquid securities with strong credit ratings. We classify our investments as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
In addition, we had restricted cash of $22,998 as of September 30, 2025, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts prior to the date of transportation in accordance with DOT regulations. The restrictions are released once the charter transportation is provided.
We believe our unrestricted cash and cash equivalents, short-term investments, and availability under our Revolving Credit Facility and 2025 Term Loan Facility, combined with expected future cash flows from operations, will be sufficient to fund our operations and meet our debt payment obligations for at least the next 12 months. However, we cannot predict what the effect on our business and financial position might be from a change in the competitive environment in which we operate or from events beyond our control, such as volatile fuel prices, economic conditions, pandemics, weather-related disruptions, the impact of airline bankruptcies, restructurings or consolidations, U.S. military actions, regulations, or acts of terrorism.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

For a more detailed discussion on our Liquidity and Capital Resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 10-K.
Aircraft – We do not maintain an aircraft order book; instead, we enter into aircraft transactions on an opportunistic basis based on market conditions, our prevailing level of liquidity and capital market availability. As a result, we are not locked into large future capital expenditures. We have historically financed aircraft through debt and finance leases. As of September 30, 2025, our fleet consisted of 70 Boeing 737-NG aircraft. This includes 45 aircraft in the passenger fleet, 20 cargo aircraft operated pursuant to the A&R ATSA, and five aircraft currently on lease to unaffiliated airlines.

During the nine months ended September 30, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. For more information on our fleet, see Note 4 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance for scheduled maintenance to act as collateral for the benefit of the lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of September 30, 2025, we had $64,545 of total Lessor Maintenance Deposits. All maintenance deposits as of September 30, 2025 are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Credit Facilities - We use our Credit Facilities to provide liquidity for general corporate purposes and to finance the acquisition of aircraft. In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 revolving credit facility. The Company pledged certain assets, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. As of September 30, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility. The Company was in compliance with its covenants within the Revolving Credit Facility as of September 30, 2025.
Debt - At our discretion, we obtain debt financing in order to purchase or refinance aircraft.
In September 2025, the Company executed the 2025 Term Loan Facility with a face amount of $108,000 for the purpose of refinancing the Company's five Boeing 737-900ER aircraft, of which three are on lease to an unaffiliated airline. The Company's five Boeing 737-900ERs are pledged as collateral. During the three months ended September 30, 2025, the Company drew $54,000 from the 2025 Term Loan Facility. The proceeds were used to repay the full outstanding balance of the 2023 Term Loan Credit Facility, with the remainder to be used for general corporate purposes. The 2025 Term Loan Facility is repaid quarterly through September 2032. As of September 30, 2025, the Company had $54,000 of financing available through the 2025 Term Loan Facility. All remaining financing through the 2025 Term Loan Facility must be drawn by December 19, 2025.
For more information on our credit facilities or debt, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
TRA Liability - During the nine months ended September 30, 2025 and 2024, we made payments of $10,525 and $3,350 to the TRA holders, respectively. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. For more information on the TRA liability, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$111,834	$83,219
Available-for-Sale Securities	57,895	97,636
Amount Available Under Revolving Credit Facility	75,000	24,743
Amount Available to Draw from 2025 Term Loan Facility	54,000	—
Total Liquidity	$298,729	$205,598

	September 30, 2025	December 31, 2024
Total Debt, net	$301,290	$327,122
Finance Lease Obligations	256,252	271,262
Operating Lease Obligations	18,214	20,650
Total Debt, net, and Lease Obligations	575,756	619,034
Stockholders' Equity	610,212	570,373
Total Invested Capital	$1,185,968	$1,189,407

Debt-to-Capital	0.49	0.52

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Nine Months Ended September 30,		%
	2025	2024	Change
Total Operating Activities	$78,201	$74,303	5%

Investing Activities:
Purchases of Property & Equipment	(29,140)	(42,615)	(32)%
Proceeds from the Sale of Property & Equipment	16,233	10,616	53%
Purchases of Investments	(33,610)	(55,655)	(40)%
Proceeds from the Maturities of Investments	73,479	107,750	(32)%
Other, net	198	842	(76)%
Total Investing Activities	27,160	20,938	30%

Financing Activities:
Common Stock Repurchases	(20,015)	(11,493)	74%
Proceeds from Borrowing	54,000	10,000	NM
Repayment of Finance Lease Obligations	(15,010)	(26,249)	(43)%
Repayment of Borrowings	(80,023)	(60,776)	32%
Tax Receivable Agreement Payment	(10,525)	(3,350)	214%
Other, net	573	387	48%
Total Financing Activities	(71,000)	(91,481)	(22)%
Net Increase in Cash	$34,361	$3,760	NM
"NM" stands for not meaningful
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the nine months ended September 30, 2025 provided $78,201, as compared to $74,303 during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, our Net Income was $44,664, as compared to $39,467 during the nine months ended September 30, 2024.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the nine months ended September 30, 2025, $155,471 of revenue recognized in Passenger revenue was included in the $160,686 of Air Traffic Liabilities as of December 31, 2024. Air Traffic Liabilities decreased to $144,430 as of September 30, 2025 as a result of decreased Scheduled Service capacity as we focused our operations on growth in the Cargo business.
Aircraft Fuel. Aircraft Fuel expense represented approximately 21% and 25% of our total operating expense for the nine months ended September 30, 2025 and 2024, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

by 11% year-over-year. Fuel consumption decreased by 1% during the nine months ended September 30, 2025, compared to the prior year as a result of the operational shift in capacity from Scheduled Service to the Cargo business. We expect continued volatility in Aircraft Fuel prices per gallon due to market conditions and global geopolitical events.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $29,140 and $42,615 for the nine months ended September 30, 2025 and 2024, respectively. Our capital expenditures during the nine months ended September 30, 2025 included the acquisition of one engine, spare parts, ground equipment, and other items not individually material. Our capital expenditures during the nine months ended September 30, 2024 included the acquisition of one aircraft and other items not individually material.
Investments. The Company's net investment activity resulted in cash inflows of $39,869 during the nine months ended September 30, 2025, as compared to cash inflows of $52,095 during the nine months ended September 30, 2024. The year-over-year change is a result of a reduction in the Company's average investment balance in order to support general corporate purposes and debt repayments.
Financing Cash Flow Activities
Debt. At our discretion, we obtain debt financing in order to purchase or refinance aircraft. In September 2025, the Company executed the 2025 Term Loan Facility with a face amount of $108,000 for the purpose of refinancing the Company's five Boeing 737-900ER aircraft, of which three are on lease to an unaffiliated airline. The 2025 Term Loan Facility is repaid quarterly through September 2032. As of September 30, 2025, the Company had $54,000 of financing available through the 2025 Term Loan Facility. For more information on our debt financings and future repayment schedules, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Finance Leases. Our repayments of finance lease obligations were $15,010 and $26,249 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2024, the Company purchased an aircraft previously classified as a finance lease. The resulting cash outflows of $9,670 were recorded as payments for finance lease obligations. As of September 30, 2025 and 2024, the Company had 13 and 15 aircraft finance leases, respectively.
Common Stock Repurchases. During the nine months ended September 30, 2025, the Company repurchased 1,474,021 shares of its Common Stock at a weighted-average price of $13.58 per share. During the nine months ended September 30, 2024, the Company repurchased 755,284 shares of its Common Stock at a weighted-average price of $15.22 per share. For more information on the stock repurchase program, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
TRA Payment. During the nine months ended September 30, 2025 and 2024, the Company made payments of $10,525 and $3,350 to the TRA holders, respectively. For more information on the payment of the TRA, see Note 8 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2025, there were no recently adopted accounting standards that had a material impact to the Company.
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

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company's repurchases of Common Stock for the quarter ended September 30, 2025. All stock repurchases during the quarter reflect shares repurchased pursuant to the

Company's stock repurchase program and shares withheld from employees to satisfy the taxes due in connection with grants of stock under the Company's equity incentive plans. Incremental costs associated with trade execution for the Common Stock repurchases are outside of the scope of the Board’s authorization. For the avoidance of doubt, such costs are permissible as administrative execution expenses. The shares of Common Stock withheld to satisfy tax withholding obligations are considered to be "issuer purchases" of shares that are required to be disclosed pursuant to this Item, but are not considered to be part of the Company's stock repurchase program. For more information on the Company's stock repurchase program, see Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value ($ in thousands) of Shares that May Yet be Purchased Under Plan
July 1-31, 2025	—	$—	—	$25,000
August 1-31, 2025	470,669	10.62	470,669	20,000
September 1-30, 2025	372,438	13.43	372,438	15,000
Total	843,107	$11.86	843,107	$15,000
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

Executive Employment Agreements

On October 27, 2025, in connection with its ongoing holistic review of the Company’s executive compensation arrangements, and in furtherance of continuing to more appropriately align the Company’s executive compensation arrangements with those of other steady-state public companies, the Compensation Committee of the Board of Directors approved new executive employment letters (the “Executive Employment Letters”) for certain of its senior leadership team members, including D. Torque Zubeck and Rose Neale (the “Executive Officers”).

The Executive Employment Letters provide for an annual base salary and target annual bonus percentage for each of the Executive Officers, as well as for standard Company benefit programs under which such Executive Officers are eligible to participate.

The Executive Employment Letters provide that if an Executive Officer’s employment is terminated by the Company without “Cause” (as defined in the Executive Employment Letters), then the Executive Officer will become entitled to receive the following severance benefits: (i) continued payment of base salary for a period of 12 months, (ii) a pro-rated annual bonus for the year in which such termination of employment occurs, based on actual performance determined at the end of the applicable performance period, and pro-rated for time served during such calendar year, and (iii) continued payment of certain costs in connection with the Executive Officer’s continued participation in the Company’s healthcare plan for a period of 12 months.

If an Executive Officer’s employment is terminated by the Company without Cause or the Executive resigns for “Good Reason”, in either case, on or within 24 months following the occurrence of a “Change in Control” (as defined in the Executive Employment Letters), then the Executive Officer would instead become entitled to receive (i) continued payment of base salary for a period of 18 months, (ii) a pro-rated annual bonus for the year in which such termination of employment occurs, based on actual performance determined at the end of the applicable performance period, and pro-rated for time served during such calendar year, (iii) a lump sum payment equal to 150% of the Executive Officer’s annual bonus for the year in which such termination of employment occurs, based on the greater of target or actual performance determined through the date of termination of employment, and (iv) continued payment of certain costs in connection with the Executive Officer’s continued participation in the Company’s healthcare plan for a period of 12 months.

The receipt of the foregoing severance payments and benefits is conditioned upon the Executive Officer’s execution and non-revocation of a release of claims and continued compliance with certain restrictive covenants.

The foregoing description of the Executive Employment Letters does not purport to be complete and is qualified in its entirety by reference to the full text of the applicable Executive Employment Letter, a copy of each of which is filed as Exhibits 10.4 and 10.5 hereto, and the terms of which are incorporated herein by reference.

Adoption, Termination, or Modification of Rule 10b5-1(c) Trading Plans

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Duration of Plan (Scheduled Expiration Date of Plan)	Number of Securities to be Purchased (Sold) under the Plan
John Gyurci, Vice President Finance and Chief Accounting Officer	Termination	September 8, 2025	December 31, 2025	(120,000)
John Gyurci, Vice President Finance and Chief Accounting Officer	Adoption	September 12, 2025	June 30, 2027	(35,000)
Grant Whitney, Senior Vice President and Chief Revenue Officer(1)	Adoption	September 4, 2025	March 31, 2027	(226,058)

(1)	Subsequent to September 30, 2025, Grant Whitney separated from the Company.

ITEM 6. EXHIBITS
(a)Exhibits

10.1
Loan Agreement, dated as of September 26, 2025, among Sun Country, Inc., UMB Bank, National Association, and the Lenders (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 1, 2025)

10.2
Mortgage and Security Agreement, dated as of September 26, 2025, between Sun Country, Inc. and UMB Bank, National Association (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 1, 2025)

10.3	Zubeck Employment Letter (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on August 13, 2025)

10.4*†	Executive Employment Letter, dated as of October 29, 2025, by and between Erin Rose Neale and Sun Country, Inc.

10.5*†	Executive Employment Letter, dated as of October 29, 2025, by and between Daniel Torque Zubeck and Sun Country, Inc.

31.1*	Certification by Sun Country's Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025

31.2*	Certification by Sun Country’s Chief Financial Officer and Senior Vice President with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s Chief Executive Officer and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Indicates management contract or compensatory plan
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Country Airlines Holdings, Inc. (Registrant)

/s/ Daniel Torque Zubeck
Daniel Torque Zubeck
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
October 30, 2025