Form 10-K
period 2025-12-31
Sun Country Airlines Holdings, Inc.
filed 2026-02-12
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $624 million.
Number of shares outstanding by each class of common stock, as of December 31, 2025: Common Stock, $0.01 par value 53,223,302 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
"Credit Card Program" means the new co-branded credit card program entered into in March 2025.
"DDTL" means the Delayed Draw Term Loan Facility.
“DOT” means the United States Department of Transportation.
“DoW” means the United States Department of War.
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
"IRS" means the Internal Revenue Service.
"JFK" means John F. Kennedy International Airport.
"LAX" means Los Angeles International Airport.
“LCC” means low-cost carrier and includes JetBlue Airways, Southwest Airlines, and Alaska Airlines.
"Legacy Network Airlines" includes Delta Air Lines, American Airlines, and United Airlines.
“Load factor” means the percentage of aircraft seat miles actually occupied on a flight (RPMs divided by ASMs) for Scheduled Service.
"Merger Agreement" means the agreement entered into on January 11, 2026 under which Allegiant Travel Company will acquire Sun Country Airlines.
"MLS" means Major League Soccer.
“MSP” means Minneapolis – St. Paul International Airport.
"Nasdaq" means Nasdaq Global Select Market.
“NCAA” means the National Collegiate Athletic Association.
"NG" means Next Generation.
“NMB” means the National Mediation Board.
"NOLs" means net operating losses.
"NYSE" means New York Stock Exchange.
"OBBBA" means the One Big Beautiful Bill Act which was signed into law on July 4, 2025.
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
"Revolving Credit Facility" means the four-year revolving credit facility executed on March 24, 2025.
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

"VIP" means Very Important Person.

"2019-1 EETC" means the issuance of Class A, Class B and Class C trust certificates Series 2019-1.

"2022-1 EETC" means the issuance of Class A and Class B trust certificates Series 2022-1.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, expected market growth, as well as statements regarding the proposed transaction between the Company and Allegiant (as defined below), including the timing of completion and receipt of necessary approvals to complete the Merger (as defined below) are forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
These statements are based on assumptions and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to, the items discussed under “Risk Factors” in this Annual Report, including risk factors related to the Merger. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. We anticipate that subsequent events and developments will cause our views to change. This Annual Report and the documents filed as exhibits hereto should be read completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers (excluding the Merger), dispositions, joint ventures, or investments we may undertake. We qualify all our forward-looking statements by these cautionary statements.

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
–Failure to receive regulatory approvals required to complete the Merger or failure to complete the Merger on a timely basis, or at all.
–Expenses, litigation, or disruption to our business relating to the pending Merger.
–Restrictions under the Merger Agreement on our ability to consider alternative transaction proposals.

Unless otherwise indicated or the context otherwise requires, all dollars are stated in thousands within this Annual Report.
PART I
ITEM 1. BUSINESS
Overview
Sun Country Airlines is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic passenger service (including Scheduled Service and Charter) and cargo service segments. By doing so, we generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and VFR passengers, Charter customers, and providing CMI service to Amazon, with flights throughout the United States and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Passenger and Cargo segments with the objective of generating higher returns and margins while mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. This allows us to produce higher unit revenue with a competitive low-cost structure, in line with other ULCCs, resulting in strong unit profitability, while also providing greater resiliency to economic or industry downturns. This strategy has been implemented and executed by an experienced management team with deep knowledge of the industry.
We flex our capacity by day of the week, time of year and line of business to capture what we believe are the most profitable, peak demand, flying opportunities available from both our MSP home market and our network of non-MSP markets. In addition to these network shifts, we also shift aircraft within our Passenger segment, the Scheduled Service and Charter businesses, to maximize return on our assets. We regularly schedule our fleet using what we refer to as "Power Patterns", which involves scheduling aircraft and crew on trips that combine Scheduled Service and Charter legs, dynamically replacing what would be lower margin Scheduled Service flights with Charter opportunities. Our agility is supported by owning lower cost used aircraft, a highly variable low-cost structure, and the cross-utilization of our people and assets between our lines of business. Our synergies from cross-utilization have increased since we began providing CMI services because our pilots are interchangeably deployed between Passenger service and Cargo flights.
Merger Agreement with Allegiant
On January 11, 2026, Sun Country, entered into the Merger Agreement with Allegiant Travel Company, a Nevada corporation (“Allegiant”), under which Allegiant will acquire the Company. Pursuant to the Merger Agreement, each existing share of Sun Country Common Stock will be converted into the right to receive (i) $4.10 in cash, without interest and (ii) 0.1557 shares of Allegiant Common Stock. Capitalized terms used herein, but not otherwise defined, have the meanings set forth in the Merger Agreement.
Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things that (1) Allegiant stockholders approving the share issuance proposal and Sun Country stockholders approving the Merger Agreement proposal, (2) the waiting period applicable to the closing under the HSR Act (and any customary timing agreement with any governmental entity to toll, stay or extend such waiting period, or to delay or not to consummate the mergers) will have expired or been terminated, (3) all consents, registrations, notices, waivers, exemptions, approvals, confirmations, clearances, permits, certificates, orders and authorizations required to be obtained from, or delivered to, as applicable, the U.S. Federal Aviation Administration, the U.S. Department of Transportation and the U.S. Department of Homeland Security, including the TSA, in connection with the closing will have been obtained or delivered, as applicable, (4) there will be no law in effect, whether preliminary, temporary or permanent, which makes the proposed transaction illegal or prohibits or otherwise prevents the closing, (5) the registration statement to be filed by Allegiant and Sun Country with the SEC pursuant to the Merger Agreement, will have become effective in accordance with the provisions of the Securities Act of 1933, as amended, and no stop order suspending the effectiveness of the registration statement will have been issued by the SEC and remain in effect and no proceeding to that effect will have been commenced or threatened unless subsequently withdrawn; and (6) the shares of Allegiant common stock to be issued in the Merger will have been authorized and approved for listing on Nasdaq.
The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, the Company may be required to pay Allegiant, or Allegiant may be required to pay the Company, a termination fee or expense reimbursement in connection with the termination of the Merger Agreement. The Merger is expected to close in the second half of 2026, subject to certain closing conditions as detailed above.
If the Merger is consummated, the Sun Country Common Stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as promptly as practicable following the closing. For additional information on the Merger Agreement with Allegiant, refer to the information included in Part II, Item 7 of this Annual Report.
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
As of December 31, 2025, our fleet consisted of 70 Boeing 737-NG aircraft. This includes 47 aircraft in the passenger fleet, 20 cargo operated aircraft through the A&R ATSA with Amazon, and three aircraft that are currently on lease to unaffiliated airlines. Our fleet is managed through our two reportable segments: Passenger, which is comprised of Scheduled Service and Charter, and Cargo. The 20 cargo aircraft are subleased directly from Amazon and we operate them pursuant to the A&R ATSA. The three aircraft that are currently on lease to unaffiliated airlines are expected to be inducted into our passenger fleet upon lease expiry. As of December 31, 2025, the leases expire at various dates through the fourth quarter of 2026. In February 2026, an amendment was executed to extend the lease expiry term for the one aircraft subleased to an unaffiliated airline. As of the date of this filing, the lease expires in the fourth quarter of 2026.
During 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20, and we received and placed in-service all eight additional cargo aircraft in 2025. In early 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that we operate on behalf of Amazon from 20 to 22. For more information on the A&R ATSA, see the "Cargo" discussion included within Part I, Item 1, "Business".
Our Unique Business Model
Scheduled Service. Our Scheduled Service business combines low costs with a high-quality product which we believe can generate higher TRASM than ULCCs while maintaining lower Adjusted CASM than LCCs, resulting in best-in-class unit profitability. We offer a high-quality product that we believe is superior to ULCCs and consistent with that of LCCs. Our product includes non-stop flights to popular destinations, generous legroom, complimentary beverages, in-flight entertainment, and in-seat power. For the years ended December 31, 2025 and 2024, we flew 4.2 million and 4.5 million Scheduled Service passengers, respectively. For the years ended December 31, 2025 and 2024, our average total fare per passenger was approximately $166.17 and $159.93, respectively.

We provide low-fare passenger airline service primarily to leisure and VFR travelers. Our low fares are designed to stimulate demand from price-sensitive travelers seeking a superior product to ULCCs. We operate our Scheduled Service business using a flexible capacity model focused on peak demand. Our flexible business model provides greater resiliency to economic and industry downturns than a traditional Scheduled Service carrier. Our flying continued to be seasonal in 2025, as only 4% of our total Scheduled Service routes were daily, year-round routes to four locations.

The following charts demonstrate the variability in our Scheduled Service flying by day of the week and time of year.

Seasonal Demand Dictates Monthly Scheduled Service Schedule	Day-of-Week Capacity Determined by Scheduled Service Demand Patterns (1)
Monthly Seats as a % of March 2025 Seats	(% of Peak Day ASMs)	(TRASM in cents)

(1)	Based on fiscal year 2025 data
Our Scheduled Service business includes many cost characteristics of ULCCs, such as an unbundled product (which means we offer a low base fare and allow customers to purchase ancillary products and services for an additional fee), and point-to-point service. Sources of our ancillary revenue include air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. Part of our strategy is to reduce base fares to stimulate demand while increasing ancillary revenue per passenger, which we believe offers passengers more choice and generates more ancillary revenue. Our on-board sales are also designed to enhance the customer experience, including local passenger favorite brands of beer, wine and spirits. For the years ended December 31, 2025 and 2024, our average ancillary revenue per passenger was approximately $70.12 and $68.68, respectively.
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

2025 Scheduled Service Route Map
Scheduled Service Route Network. As Minnesota’s hometown airline, a substantial portion of our business is serving markets originating or ending in MSP. We fly out of Terminal 2 at MSP, which we believe is preferred by many flyers because of its smaller layout, shorter security wait times, close parking relative to check-in and full suite of retail shops. As of December 31, 2025, we have access to eight of the 16 gates in Terminal 2 and use of additional gates as needed. As of January 1, 2026, we have access to nine of the 16 gates in Terminal 2 and use of additional gates as needed.
We have been based in the Minneapolis-St. Paul area since our founding over 40 years ago, where our brand is well-known and well-respected. We are the largest low-cost airline operating at MSP, which is our largest base, and the second largest airline at MSP after Delta Air Lines. Our MSP network served approximately 95 markets in 2025. As a result of our focus on flying during seasonal peak periods, our well-respected brand and product, and our strong position in Minneapolis, we have historically enjoyed a TRASM premium to other leisure airlines at MSP. We also served 17 non-MSP markets in 2025. Serving markets with origins and destinations outside of MSP is an important portion of our business, comprising 15% of all the markets served in 2025.
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

MSP Departures	Top 5 Destinations from MSP in....
(# of Departures)

March 2025
Orlando, Florida	41%
Fort Meyers, Florida
Cancun, Mexico
Phoenix, Arizona	of Departures
Tampa, Florida

July 2025
Los Angeles, California	26%
Seattle, Washington
San Francisco, California
Las Vegas, Nevada	of Departures
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
Our Charter business includes ad hoc, short-term and long-term service contracts with pass-through fuel arrangements and annual rate escalations. Our diverse Charter customer base includes, but is not limited to the DoW, collegiate and professional sports teams, and casinos. In October 2021, we signed a five-year agreement to provide Charter service to all MLS teams. MLS featured 30 clubs throughout the United States and Canada during the 2025 season and may have future expansion teams in later seasons. We are a leading Charter airline for collegiate sports including the NCAA Championships, as well as individual team travel. Most of our contracts are non-cyclical because the DoW and sports teams still fly during normal economic downturns, and our casino contracts are long-term in nature. We also operate regularly scheduled VIP Charter services to certain specified locations with continuous service and an aircraft outfitted with an all first-class configuration. For the years ended December 31, 2025 and 2024, Charter block hours under long-term contracts comprised 72% and 74% of total Charter flying, respectively.
Cargo. We are currently flying 20 Boeing 737-800 cargo aircraft for Amazon. All aircraft in our Cargo service are subleased directly from Amazon, serve destinations in Amazon's network and are operated pursuant to the A&R ATSA. The A&R ATSA includes an initial six-year term, which expires in October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term. Our Cargo business also enables us to leverage certain assets, capabilities and fixed costs to enhance profitability and promote growth across our Company. For example, we believe that by deploying pilots across each of our business lines, we increase the efficiency of our operations. To the extent we can optimize flight crew on cargo aircraft with overlapping Passenger service flights, we attempt to capture those synergies as well. However, like the Charter and Scheduled Service business, aircraft and crew utilization can be optimized by filling in Cargo service in periods when Passenger flying is less profitable.
During 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20 in 2025, and we received and placed in-service all eight additional aircraft in 2025. In early 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that we operate on behalf of Amazon from 20 to 22.
Our CMI service is asset-light, as Amazon supplies the aircraft and covers many of the operating expenses, including fuel, and provides all cargo loading and unloading services. We are responsible for flying the aircraft under our air carrier certificate, crew, aircraft line maintenance and insurance, all of which allow us to leverage our existing operational expertise from our Passenger service businesses.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are ticket prices, flight schedules, passenger amenities, customer service, reputation and loyalty programs. We have different competitive sets in our Passenger service segment, comprising of Scheduled Service and Charter lines of business, and our Cargo segment.
Our competitors and potential competitors in the Scheduled Service business include both legacy network airlines and low-cost airlines. Our key competitors on domestic routes include Alaska Airlines, Allegiant Travel Company, American Airlines, Delta Air Lines, Frontier Airlines, JetBlue Airways, Southwest Airlines, Spirit Airlines and United Airlines. Our Charter business competitors include charter-only operators, as well as other scheduled passenger carriers who also operate charter flying, such as Delta Air Lines. Air Transport Services Group and Alaska Airlines (acquired through the Hawaiian Airlines transaction) also perform U.S. domestic flying for Amazon utilizing widebody aircraft while we operate narrowbody 737-800 freighters for Amazon. The performance of our Cargo line of business is strong and reliable, which gives us a stable position with our customer, Amazon. Our strong relationship with Amazon is evidenced by the most recent A&R ATSA, which increased the number of aircraft operated on behalf of Amazon from 12 to 20, making us the sole operator of Amazon 737-800 freighters in their U.S. domestic network. In early 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that we operate on behalf of Amazon from 20 to 22.
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
Seasonality
The airline industry has significant seasonal fluctuation in leisure demand. Our network strategy is designed to take advantage of the seasonal nature of the leisure customer's needs by concentrating our flying in seasons when demand is strongest and flying significantly less in seasons when demand is lower. As a result, our passenger business is subject to significant seasonal fluctuations, especially our Scheduled Service business line. We grow and obtain new opportunities for our Charter service when Scheduled Service demand is reduced. While our passenger business will remain highly seasonal, our Cargo operations will have the effect of mitigating seasonal troughs. For example, when our scheduled flying demand is lower during the fall and early December, we fly Charter contracts such as our contracts for collegiate sports. Our Cargo service remains consistent and grows until Christmas.
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
Our direct distribution channels are our lowest cost methods of distributing our product. In addition, they provide more opportunities to sell ancillary products and services, such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, and other fees. With our Navitaire-based reservation system, enhanced website, and mobile app, we sell a large proportion of our bookings through direct channels. Sales through direct channels for the years ended December 31, 2025 and 2024 were 80% and 78%, respectively.
Indirect distribution channels remain important outlets to sell our flights. Our movement in and out of markets where we may not have an established brand presence, is facilitated by the availability of our inventory through GDS companies (e.g., Amadeus and Sabre). We also generate sales through OTAs, which also broadens our ability to sell in highly seasonal markets. Sales through these relatively higher cost indirect channels for the years ended December 31, 2025 and 2024 were 20% and 22%, respectively.
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
Operational Performance
We are committed to delivering excellent operational performance, even in extreme weather conditions, which we believe supports our “peak demand,” leisure-focused business model and will strengthen customer loyalty and attract new customers. This focus also strengthens our relationship with our cargo customer, Amazon, who has incentives and disincentives for performance in the A&R ATSA. Our operational performance is enabled by our capable and dedicated workforce in maintenance, ground, flight crew and system operations, as well as our highly capable fleet of Boeing 737-NG aircraft, which are equipped to operate in adverse weather conditions. Our primary operational metric is completion factor because most of our markets are operated less than daily. Our Scheduled Service completion factor, including the adverse impact of weather, was 98.9% and 98.7% for the years ended December 31, 2025 and 2024, respectively.
Aircraft Fuel
Aircraft fuel is one of our largest individual expenses, representing approximately 21% and 24% of our total operating costs for the years ended December 31, 2025 and 2024, respectively. The price and availability of jet fuel are volatile due to global economic and geopolitical factors as well as domestic and local supply factors. Our historical fuel consumption and costs were as follows:

	Year Ended December 31,
	2025	2024
Fuel Gallons Consumed (in thousands)	84,647	86,185
Fuel Cost Per Gallon, excluding indirect fuel credits	$2.56	$2.77

Gallons consumed includes Scheduled Service and some Charter operations where we are responsible for fuel and are later reimbursed by the customer but does not include Cargo. In general, our Charter operations and the A&R ATSA have pass-through provisions for fuel costs. Under our Charter agreements, we are either responsible for arranging for fuel on behalf of the customer (agent), or we are directly responsible for providing fuel (principal). The fuel costs under both Charter arrangements are reimbursed by the customer. When we are acting as an agent for the Customer, reimbursable fuel costs are recorded net of the revenue recognized. For those reasons, they are not included in the measure above. In Charter arrangements where we are the principal, the reimbursed fuel costs are recognized as revenue and the fuel costs are recognized in Aircraft Fuel Expense on the Statement of Operations. These amounts are reflected in the measure above.
Average price per gallon includes related fuel fees and taxes, as well as indirect fuel credits that are recognized within Aircraft Fuel expense but are not directly related to our Fuel Cost per Gallon.
Our low-cost business model demands that we consistently look for ways to reduce the amount of jet fuel we consume. These jet fuel reduction initiatives include the following:
•Efficient seating - we optimize the number of seats on our planes, making each flight as fuel efficient as possible.
•Focus on demand - we understand our customers' travel needs and patterns. We conserve fuel by limiting ferry flights and flying only when and where demand exists.
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
Line maintenance work is handled by our employees and maintenance contractors and consists of work performed between flights or overnight. Performing effective line maintenance is critical in maintaining reliable operations and represents the majority of and most extensive maintenance we perform. Line maintenance consists of routine daily and weekly scheduled maintenance checks and unplanned maintenance on our aircraft. We maintain Sun Country technicians in Minneapolis, with limited line maintenance capabilities in Gulfport, Mississippi; Dallas-Fort Worth/Alliance Fort Worth, Texas; Lakeland Linder Airport, Florida; Laughlin/Bullhead International Airport, Arizona; Fort Meyers, Florida and Reno, Nevada. All other line maintenance is provided by third-party maintenance contractors, as needed.
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
Human Capital
As of December 31, 2025, we had 3,281 employees.
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
As of December 31, 2025, approximately 66% of our employees were represented by labor unions as set forth in the table below. AMFA organized our technicians in 2022 and negotiations for an initial CBA with our technicians and related craft employees began in October 2022, and involved the assistance of a federal mediator through the NMB. The parties reached an agreement in principle in December 2025, which is yet to be ratified by the technicians. IBT organized our below-the-wing fleet service employees in 2023 and negotiations began in March of 2023. We reached an agreement in August 2025, and our below-the-wing fleet service employees ratified the CBA in November 2025. Our CBA with our below-the-wing fleet service employees will become amendable on November 6, 2028. Our CBA with our pilots became amendable on December 21, 2025 and negotiations are ongoing. In March 2025, our flight attendants ratified a new CBA. Our CBA with our flight attendants will become amendable on February 28, 2030. Our dispatchers ratified a new CBA in March 2025. Our CBA with our dispatchers will become amendable on February 28, 2030.

As of December 31, 2025, the status of the CBAs for our employees was as follows:

Employee Group	Number of Employees	Representative	Status of Agreement/Amendable Date
Pilots	682	ALPA	Currently amendable (commenced as of December 2025)
Flight Attendants	753	IBT	Amendable in February 2030
Dispatchers	36	TWU	Amendable in February 2030
Technicians and related craft employees	202	AMFA	Agreement in principle as of December 2025
Below the Wing Fleet Service Employees	505	IBT	Amendable in November 2028
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
Sun Country is a proud partner of the DoW, and we take pride in providing Charter service for our nation’s military domestically and abroad. Additionally, Sun Country is proud to help transport military veterans to Washington, D.C. aboard Honor Flights to share in a day of honor at our nation’s memorials. These trips are an important way to commemorate the courage and dedication of our nation’s veterans and provide them a day filled with reflection, support, and thanks. Many of our pilots and other team members are armed forces veterans and we are proud to fly the DoW.
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
The FAA became a part of the DOT in 1967 and is responsible for regulating and overseeing matters relating to the safety of air carrier flight operations, including the control of navigable air space, the qualification of flight personnel, flight training practices, compliance with FAA airline operating certificate requirements, aircraft certification and maintenance requirements and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. We currently hold an FAA air carrier certificate and are dependent on the operations of the FAA. A U.S. government shutdown resulting in government agency closures and employee furloughs may impact our ability to secure registrations, permits or approvals from the FAA.
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
Airport Access
In the United States, the FAA currently regulates the allocation of take-off and landing authority, slots, slot exemptions, operating authorizations or similar capacity allocation mechanisms, which limit take-offs and landings, at certain airports. Level 1 is assigned where the capacity of airport infrastructure is generally adequate to meet the demands of airport users at all times and therefore there is no extensive pattern of delays. Level 2 is assigned where there is potential for congestion during some periods of the day, week or season, which can be resolved by schedule adjustments mutually agreed between the airlines and schedule facilitator. Level 3 is assigned where, 1) demand for airport infrastructure significantly exceeds the airport’s capacity during the relevant period, 2) expansion of airport infrastructure to meet demand is not possible in the short term, 3) attempts to resolve the problem through voluntary schedule adjustments have failed or are ineffective, and 4) as a result, a process of slot allocation is required whereby it is necessary for all airlines and other aircraft operators to have a slot allocated by a coordinator in order to arrive or depart at the airport during the periods when slot allocation occurs. We have operated in and out of JFK, a Level 3 airport, since April 2023. We also currently operate in and out of the following Level 2 airports: SFO, LAX, ORD and EWR.
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

In addition, in October 2016, ICAO adopted the CORSIA, which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. CORSIA will increase operating costs for us and other U.S. airlines that operate internationally. CORSIA is being implemented in phases, with information sharing that began in 2019 and a pilot phase that began in 2021, followed by a first phase of the program beginning in 2024 and a second phase to begin in 2027. ICAO member states have agreed that 2019 emissions would continue to be used as the baseline for the CORSIA “pilot phase” (2021-2023) and that 85% of 2019 emissions would be used as the baseline for the remainder of CORSIA’s term (2024-2035). Accordingly, ICAO member countries further agreed to a long-term aspirational goal of reaching net zero aviation emissions by 2050. Countries can voluntarily participate in the pilot and first phase, and the United States agreed to participate in these voluntary phases. Participation in the second phase is mandatory for certain countries, including the United States. Certain details are still being developed and the impact cannot be fully predicted.

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

In October 2023, the State of California adopted broad climate reporting laws that will require large businesses to report on GHG emissions and climate-related financial risk. The California laws include: Climate Corporate Data Accountability Act ("SB-253") and Greenhouse Gasses: Climate-Related Financial Risk ("SB-261"). SB-253 requires reporting entities to publicly disclose their GHG emissions on an annual basis, beginning in 2026. SB-261 requires covered entities to publicly disclose their climate-related financial risk and the measures adopted to reduce and adapt to those risks. The deadline for the first report required by SB-261 was January 1, 2026, but the deadline was not enforced due to pending litigation. The deadline for the first report required by SB-253 is August 10, 2026. The Company is considered a reporting entity and a covered entity under SB-253 and SB-261, respectively.
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
The demand for travel and Cargo services is affected by U.S. and global economic conditions. Unfavorable economic conditions have historically reduced aviation spending. For most passengers visiting friends and relatives and cost-conscious leisure travelers (our primary market), travel is a discretionary expense, and during periods of actual or perceived unfavorable economic conditions, travelers have often elected to replace air travel at such times with car travel or other forms of ground transportation or have opted not to travel at all. Additionally, any significant increases in unemployment in the United States would likely have a negative impact on passenger bookings, especially when the customers we serve are generally paying with their own money. Likewise, during periods of unfavorable economic conditions, businesses have deferred air travel or forgone it altogether. Additionally, retail and thus cargo demand can also decrease. Furthermore, most of our Charter revenue is generated from ad hoc, short-term contracts with repeat customers, or long-term customers with utilization variability and these customers may cease, or limit, using our services or seek to negotiate more aggressive pricing during periods of unfavorable economic conditions. Any reduction in Charter or Cargo revenue during such periods could also increase our unit costs and thus have a material adverse effect on our business, results of operations and financial condition. Travelers have also reduced spending by purchasing fewer ancillary services, which can result in a decrease in average revenue per seat. Because airlines typically have relatively high fixed costs as a percentage of total costs, much of which cannot be mitigated during periods of lower demand for air travel or Cargo services, the airline business is particularly sensitive to changes in economic conditions. A reduction in the demand for air travel or Cargo services due to unfavorable economic conditions also limits our ability to raise fares or fees for Cargo services to counteract increased fuel, labor and other costs. If U.S. or global economic conditions are unfavorable or uncertain for an extended period of time, it would have a material adverse effect on our business, results of operations and financial condition.
Inflation may have an adverse impact on our business, results of operations and financial condition.
Inflation risk is the risk that the value of assets or income will be worth less in the future as inflation decreases the value of money. In recent years, inflationary pressures have been elevated and volatile throughout the U.S. economy. In response, the Federal Reserve raised certain benchmark interest rates in an effort to combat inflation and has gradually started to lower these benchmark interest rates, though there can be no guarantee when or if it will continue to lower the benchmark interest rates. Inflation can adversely affect us by resulting in increased costs of goods and services, including those we use in our operations, which would increase our expenses. In addition, our customers could also be affected by inflation, which could have a negative impact on demand for air travel. If inflation increases or continues, the U.S. economy may feel the effects of inflationary pressures and our business, results of operations and financial condition could be materially adversely affected.
Our business has been, and in the future may be, materially adversely affected by the price and availability of aircraft fuel. Unexpected increases in the price of aircraft fuel or a shortage or disruption in the supply of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition.
The cost of aircraft fuel is highly volatile and is one of our largest individual operating expenses, accounting for approximately 21% and 24% of our operating expenses for the years ended December 31, 2025 and 2024, respectively. High fuel prices or increases in fuel costs (or in the price of crude oil) could have a material adverse effect on our business, results of operations and financial condition, including as a result of legacy network airlines and LCCs adapting more rapidly or effectively to higher fuel prices through new-technology aircraft that is more fuel efficient than our aircraft. Over the past several years, the price of aircraft fuel has fluctuated substantially and prices continue to be highly volatile. In addition, prolonged low fuel prices could limit our ability to differentiate our product and low fares from those of the legacy network airlines and LCCs, as prolonged low fuel prices could enable such carriers to, among other things, substantially decrease their costs, fly longer stages or utilize older aircraft.
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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, but such contracts may not fully protect us from all related risks. In general, our Charter and Cargo operations have pass-through provisions for fuel costs, and as such, we do not hedge our fuel requirements for that portion of our business. As of December 31, 2025, we had no outstanding fuel derivative contracts.
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
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, air traffic incidents, major construction or improvements at airports at which we operate, increased security measures, adverse weather conditions, threatened or actual terrorist attacks, war, natural disasters and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs and decrease revenues, which in turn could adversely affect profitability. The federal government controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. The federal government also controls airport security.
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
Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees or reductions in staffing levels, including air traffic controllers. Federal government shutdowns can also affect the availability of federal resources necessary to provide air traffic control and airport security and impact our ability to take delivery of aircraft and commence operations in new domestic stations. Another extended shutdown like those in December 2018-January 2019 and October 2025-November 2025 may have a negative impact on our operations and financial results.
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
For the years ended December 31, 2025 and 2024 we generated ancillary revenues of $294,904 and $307,909, respectively. Our ancillary revenue consists primarily of revenue generated from air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, consumer notice requirements, handling of consumer complaints, price advertising, lengthy tarmac delays, oversales and denied boarding process/compensation, ticket refunds, liability for loss, delay or damage to baggage, customer service commitments, contracts of carriage, consumer disclosures and the transportation of passengers with disabilities. The DOT periodically audits airlines to determine whether such airlines have violated any of the DOT rules. If the DOT determines that we are not, or have not been, in compliance with these rules or if we are unable to remain compliant, the DOT may subject us to fines or other enforcement action. The DOT may also impose additional consumer protection requirements, including adding requirements to modify our websites and computer reservations system, which could have a material adverse effect on our business, results of operations and financial condition. The U.S. Congress and the DOT have examined the increasingly common airline industry practice of unbundling the pricing of certain products and ancillary services, a practice that is a core component of our business strategy. In 2024, the Senate’s Homeland Security Permanent Subcommittee on Investigations released a report that included criticism of ancillary product fees. If new laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, or if new taxes are imposed on ancillary revenues, our business, results of operations and financial condition could be negatively impacted. Congressional, Federal agency and other government scrutiny may also change industry practice or the public’s willingness to pay for ancillary services. See also “—Risks Related to Our Business—We are subject to extensive regulation by the FAA, the DOT, the TSA, CBP and other U.S. and foreign governmental agencies. We cannot assure you that compliance with laws, regulations, orders, rulings and guidance will not have a material adverse effect on our business, results of operations and financial condition.”
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
Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that impose significant costs. Compliance with and changes in the laws, regulations, orders, rulings and guidance applicable to the airline industry may increase our costs, which could have a material adverse effect on our business. In addition, the TSA imposes security procedures and requirements on U.S. airports and airlines serving U.S. airports, some of which are funded by a security fee imposed on passengers and collected by airlines, which impedes our ability to stimulate demand through low fares. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. Furthermore, the DoW continues to issue new IT systems security requirements which require expenditures in order to bring our systems into compliance.

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
In the processing of our customer transactions and as part of our ordinary business operations, we and certain of our third-party providers collect, process, transmit and store a large volume of personally identifiable information, including email addresses and home addresses and financial data such as credit and debit card information. This data is increasingly subject to legislation and regulation, such as the Fair Accurate Credit Transparency Act, Payment Card Industry legislation, the California Consumer Privacy Act and the European Union’s General Data Protection Regulation typically intended to protect the privacy of personal data that is collected, processed, stored and transmitted. The security of the systems and network where we and our third-

party providers store this data is a critical element of our business, and these systems and our network may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including computer viruses, hackers, enemy state actors, denial-of-service attacks, employee theft or misuse, natural or man-made disasters, telecommunications failures, power loss and other disruptive sources and events.
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
We and the vendors who service us may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers (including the DoW) and our third-party service providers, including air navigation service providers, or others who have entrusted us with information, including regulators such as the DoW, FAA and DOT. In addition, attacks not targeted at us, but targeted solely at providers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, providers and others. Recently, several high profile consumer-oriented companies have experienced significant data breaches, which have caused those companies to suffer substantial financial and reputational harm. We cannot assure you that the precautions we have taken to avoid an unauthorized incursion of our computer systems are either adequate or implemented properly to prevent a data breach and its adverse financial and reputational consequences to our business.
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
We may utilize artificial intelligence, which could expose us to liability or adversely affect our business.
We may, and may in the future, use artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. There are significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our products or services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our processes. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
In addition, the regulatory framework for AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. It is possible that new laws and regulations will be adopted in the United States and in international jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our products and services and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of AI. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
Our Cargo business is concentrated with Amazon, and any decrease in volumes or increase in costs, or a termination of the A&R ATSA, could have a material adverse effect on our business, operations, financial condition and brand.
For the year ended December 31, 2025, Cargo revenue under the A&R ATSA represented 14% of our total operating revenues and our Cargo revenue consisted entirely of air cargo transportation services provided to Amazon under the A&R ATSA. The A&R ATSA does not require a minimum amount of flying and Amazon is permitted to decrease flying volume at any time. Our Cargo business would decline if Amazon’s use of our Cargo services decreases for any reason, including due to general economic conditions or preferences of Amazon and its customers. A decline in our Cargo business would materially adversely affect our business, results of operations, and prospects.
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
Performance under the A&R ATSA is subject to a number of challenges and uncertainties, such as: unforeseen maintenance and other costs; our ability to hire pilots, crew and other personnel necessary to support our CMI services, which can be impacted by industry-wide staffing shortages; interruptions in the operations under the A&R ATSA as a result of unexpected or unforeseen events, whether as a result of factors within the Company’s control or outside of the Company’s control; and the level of operations and results of operations, including margins, under the A&R ATSA being less than the Company’s current expectations and projections. The A&R ATSA also contains monthly incentive payments for reaching specific on-time arrival performance thresholds and there are monetary penalties for on-time arrival performance below certain thresholds. As a result, our operating revenues may vary from period-to-period depending on the achievement of monthly incentives or the imposition of penalties. Further, we could be found in default of the A&R ATSA if we do not maintain certain minimum thresholds over an extended period of time. If we are placed in default due to the failure to maintain reliability thresholds, Amazon may elect to terminate all or part of the services we provide after a cure period and pursue those rights and remedies available to it at law or in equity, in which case the 2019 Warrants would remain outstanding. Amazon may also terminate the A&R ATSA for convenience, subject to certain notice requirements and payment of a termination fee. The A&R ATSA is also subject to two, two-year extension options, which Amazon may choose not to exercise.
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
Our service is concentrated around our hub in MSP and our business is impacted by economic and geophysical factors of this region. We maintain a large presence in MSP. For example, approximately 93% of 2025 Scheduled Service capacity, as measured by ASMs, had MSP as either their origin or destination. Flight operations in Minneapolis can face extreme weather challenges in all seasons, but especially in the winter which at times has resulted in severe disruptions in our operation and the incurrence of material costs as a consequence of such disruptions. Our business could be further harmed by an increase in the amount of direct competition we face in the Minneapolis market or by continued or increased congestion, delays or cancellations. For instance, MSP is also a significant hub for Delta Air Lines. If we were to experience increased competition from LCCs or ULCCs, or increased competition on low-fare products from Delta Air Lines or another legacy network airline in the Minneapolis market, our business, results of operations and prospects could be materially adversely affected.
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
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, particularly Jude Bricker, our President and Chief Executive Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
In addition, our business is labor intensive, with labor costs representing approximately 36% and 34% of our total operating costs for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately 66% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive or that any new agreements into which we enter will not have terms with higher labor costs or that the negotiations of such labor agreements will not result in any work stoppages. In addition, one or more of our competitors may significantly reduce their labor costs, thereby providing them with a competitive advantage over us. New entrants to the market may not have unionized workforces and therefore may have substantially lower costs or better labor efficiencies. Furthermore, our labor costs may increase in connection with our growth, especially if we needed to hire more pilots in order to grow various segments of our business, including Cargo. We may also become subject to additional CBAs in the future as non-unionized workers may unionize.
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
On March 1, 2025, our dispatchers ratified a new CBA. Our CBA with our dispatchers will become amendable on February 28, 2030. In March 2025, our flight attendants ratified a new CBA. Our CBA with our flight attendants is amendable on February 28, 2030. Our CBA with our pilots became amendable on December 21, 2025 and negotiations are ongoing. Negotiations for a new CBA with our technicians and related craft employees began in October of 2022 and involved the assistance of a federal mediator appointed by the NMB. The parties reached an agreement in principle in December 2025, which is yet to be ratified by the technicians. Our below-the-wing fleet service employees (cargo, commissary/catering, ramp agents, and bag room agents) elected to be represented by the International Brotherhood of Teamsters on January 4, 2023 and negotiations for a new CBA began in March of 2023. The parties reached an agreement in August 2025, and our below-the-wing fleet service employees ratified the CBA in November 2025. Our CBA with our below-the-wing fleet service employees will become amendable on November 6, 2028. See also “Business—Human Capital” in this Annual Report. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future CBAs may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions, stoppages or shortages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies. As a result, our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the unions representing our employees.
We rely on efficient daily aircraft utilization to address peak demand days of the week and months of the year, which makes us vulnerable to flight delays, flight cancellations or aircraft unavailability during peak demand periods.
We aim to optimize our daily aircraft utilization rate by tailoring service to customer demand patterns, which are seasonal and vary by day of the week. Our average daily aircraft utilization was 7.1 hours and 7.3 hours for the years ended December 31, 2025 and 2024, respectively. Aircraft utilization is block hours divided by number of days in the period divided by average aircraft. Part of our business strategy is to efficiently deploy our aircraft, which is achieved in part by higher utilization during the most profitable seasonal periods and days of the week and more limited usage of less expensive aircraft during weak demand periods. During peak demand periods, we may utilize all of our aircraft, and in the event we experience delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems or outages, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions, because we do not have accommodation arrangements with other airlines like legacy network airlines do and cannot reaccommodate passengers on our aircraft because of our limited schedule, we may incur additional costs in completing customer journeys. Due to the relatively small size of our fleet and the limited and changing nature of our Scheduled Service and our point-to-point network, the unexpected unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition. Additionally, we frequently use all freighters in support of our Cargo business. In the event we experience a series of aircraft out of service, we would experience a decline in revenue and potentially customer satisfaction. Furthermore, in the event we are unable to procure aircraft at the price-point necessary to allow for lower utilization during weak demand periods, our costs will be higher and could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to attract, retain and train qualified personnel at reasonable costs or fail to maintain our company culture, our business could be harmed.
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. We compete against other U.S. airlines for pilots, mechanics and other skilled labor and certain U.S. airlines offer wage and benefit packages exceeding ours. The airline industry, including related vendor partners, is experiencing and may continue to experience a shortage of qualified personnel and we face added challenges with attracting and retaining qualified personnel due to the relatively low unemployment rate in Minnesota. In particular, as more pilots in the industry approach mandatory retirement age, or retired early during the COVID-19 pandemic, the U.S. airline industry is being affected by a pilot shortage. We and other airlines also face shortages of qualified aircraft mechanics, dispatchers, ground handlers, flight attendants and other personnel. As is common with most of our competitors, we have also faced turnover of our employees. As a result of the foregoing, we may not be able to attract, retain or train qualified personnel or may be required to increase wages and/or benefits in order to do so. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers. Credit card processors may have financial risk associated with tickets purchased for travel which can occur several weeks or months after the purchase. As of December 31, 2025, we were not subject to any credit card holdbacks under our credit card processing agreements, although if we fail to meet certain liquidity and other financial covenants, our credit card processors have the right to hold back credit card remittances to cover our obligations to them. If our credit card processors were to impose holdback restrictions on us, the negative impact on our liquidity could be significant which, could have a material adverse effect on our business, results of operations and financial condition.
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
Furthermore, the terms of certain of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our Balance Sheets, and there are restrictions on the extent to which such maintenance reserves are available for reimbursement. As of December 31, 2025, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft. In addition, the terms of any lease agreements that we enter into in the future could also require maintenance reserves in excess of our current requirements. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Maintenance.”
We have a significant amount of aircraft and other fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive. As of December 31, 2025, our 47 passenger aircraft fleet consisted of 12 aircraft financed under finance leases and 35 aircraft financed under secured debt arrangements or owned outright. As of December 31, 2025, we had three aircraft that are currently on lease to unaffiliated airlines. As of December 31, 2025, we had future debt principal obligations of $326,410 and future finance lease obligations of $299,382. During 2026, based on our aircraft leases and debt structure as of December 31, 2025, we expect to make payments of $69,057 related to debt principal obligations and $77,905 related to finance lease obligations. Additionally, we made payments for maintenance reserves of $14,932 for 2025 and expect to make significant payments for maintenance reserves in the future. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, availability under the Revolving Credit Facility and our ability to secure adequate future financing, which will in turn depend on, among other things, the success of our current business strategy and our future financial and operating performance, competitive conditions, fuel price volatility, any significant weakening or improving in the U.S. economy, availability and cost of financing, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft-related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:
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

Our ability to obtain financing or access capital markets may be limited and there can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all. There are a number of factors that may affect our ability to raise financing or access the capital markets in the future, including our liquidity and credit status, our operating cash flows, market conditions in the airline industry, U.S. and global economic conditions, the general state of the capital markets and the financial position of the major providers of commercial aircraft financing. A failure to pay our operating lease, debt and other fixed cost obligations or a breach of our contractual obligations, including the Revolving Credit Facility. could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs and our secured lenders could foreclose against the assets securing the indebtedness owing to them, which would have a material adverse effect on our business, results of operations and financial condition.
Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic United States, Canada, Mexico or Caribbean markets, or a reduction in demand for our Charter or Cargo operations, could harm our business, results of operations and financial condition.
A significant portion of our operations are conducted to and from the domestic United States, Canada, Mexico or Caribbean markets. Our business, results of operations and financial condition could be harmed if we lose our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, public health restrictions, including testing or vaccination requirements, negative public perception of these destinations, unfavorable weather conditions, public health concerns, civil unrest, violence or terrorist-related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. In addition, a reduction in demand from our Charter customers, including as a result of decreased DoW troop movements or fewer sports events and related travel, or from Amazon under the A&R ATSA could have a material and adverse effect on our business, results of operations and financial condition.
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
Certain of the products and services that we purchase, including aircraft parts, are sourced from suppliers located outside the United States, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them.
We cannot predict what further actions may ultimately be taken with respect to export controls, tariffs or trade relations between the U.S. and other countries. Accordingly, it is difficult to predict exactly how, and to what extent, such actions may impact our business, or the business of our lessees or aircraft manufacturers. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the demand for aircraft, increase the cost of aircraft components, delay production, or impact the competitive position of certain aircraft manufacturers. Any such action could have a material adverse effect on the size of our fleet, business, financial condition, and results of operations and may impact where we can place and deliver our aircraft, which may negatively impact our earnings and cash flows.
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

Risks Related to Our Indebtedness
Any future indebtedness of ours could contain restrictions that limit our flexibility.
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
The warrants granted to Amazon in 2019 increase the number of diluted shares reported, which has an effect on our diluted earnings per share to the extent the warrants actually vest. The warrants have an exercise price of approximately $15.17 per share, approximately 57% of which had vested as of December 31, 2025. A portion of the 2019 Warrants will vest incrementally based on aggregate global payments by Amazon to the Company or its affiliates pursuant under both the original and A&R ATSA. In addition, vesting can occur immediately in certain circumstances, including upon a change of control (as defined in the 2019 Warrant) or certain transfers of 30% or more of the voting power in the Company to a new person or group, other than any equity offering by the Company pursuant to an effective registration statement so long as no person or group, within the meaning of the Exchange Act, acquires more than 50% of the voting power of the Company in such offering. If additional 2019 Warrants vest and Amazon exercises its right to acquire shares of our common stock pursuant to the 2019 Warrants, it will dilute the ownership interests of our then-existing stockholders and reduce our earnings per share. In addition, to the extent the common stock issued upon exercise of the 2019 Warrants is transferred to non-U.S. citizens, it will further limit the amount of our common stock that may be owned or controlled by other non-U.S. citizens. Furthermore, any sales in the public market of any common stock issuable upon the exercise of the 2019 Warrants could adversely affect prevailing market prices of our common stock.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
As of December 31, 2025, we had 53,223,302 shares of common stock outstanding, warrants to purchase 9,482,606 shares of common stock, options to purchase 2,367,380 shares of common stock and 914,052 shares of common stock that may be issued upon the vesting of outstanding restricted stock units. In addition, certain of our existing stockholders, including Amazon, have certain rights to require us to register the sale of common stock held by them including in connection with underwritten offerings. Pursuant to these registration rights, we filed a "shelf" registration statement, under which Amazon could offer and sell, from time to time, up to 9,482,606 shares of our common stock issuable upon exercise of outstanding warrants. Additionally, we filed a registration statement in respect of all shares of common stock that we may issue under the Omnibus Incentive Plan and the SCA Acquisition Equity Plan. After registration, these shares can be freely sold in the public market upon issuance. While the Merger Agreement limits our ability to issue new shares of common stock, sales of significant amounts of stock in the public market upon exercise of warrants, options or upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult to sell shares of common stock at a time and price that you deem appropriate.
We do not anticipate paying dividends on our common stock in the foreseeable future.
We do not anticipate paying any dividends in the foreseeable future on our common stock. We intend to retain all future earnings for the operation and expansion of our business, the repayment of outstanding debt, and for general corporate purposes. Any future indebtedness likely will contain restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be the only source of gain for the foreseeable future. While we may change this policy at some point in the future, we cannot assure you that we will make such a change.
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
We expect that the payments we make under the income tax receivable agreement could be material. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will aggregate to be approximately $87,169 as of December 31, 2025. Payments in accordance with the terms of the income tax receivable agreement could have an adverse effect on our liquidity and financial condition.
In addition, under some circumstances, including such as if we breach our obligations under the TRA or in the case of a merger, asset sale or other transaction constituting a “change of control” thereunder, including our currently contemplated Merger with Allegiant, the TRA will terminate and the Company must pay an amount equal to the outstanding balance of the TRA at time of closing. In these situations, our obligations under the income tax receivable agreement could have a material and adverse impact on our liquidity.
To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made.
For more information on the income tax receivable agreement, see Note 14 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Risks Related to the Pending Transaction with Allegiant
The Merger will involve substantial costs and the pendency of the Merger may cause disruption in our business.
The Merger Agreement requires us to operate in the ordinary course of business and restricts us from taking specified actions without Allegiant’s consent until the pending Merger occurs or the Merger Agreement terminates. Matters relating to the Merger are expected to occupy a significant amount of management’s time. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.
In addition, we have incurred and will continue to incur significant costs, expenses and fees in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, some of which are payable regardless of whether or not the Merger is consummated. Litigation may be filed in connection with the Merger and defending any such litigation could prove costly and time consuming.
Shareholder litigation could prevent or delay the consummation of the Merger or otherwise negatively impact our business, operating results and financial condition.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against or settlement of these claims can result in substantial additional costs and diversion of management time and resources. Any such future lawsuit or litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with an adverse judgment resulting in monetary damages and the indemnification of our directors and officers, which could have a negative impact on our liquidity and financial position.
Furthermore, one of the conditions to the consummation of the Merger is the absence of any governmental order or law preventing the consummation of the Merger or making the consummation of the Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.
Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.
Consummation of the Merger is subject to various customary conditions set forth in the Merger Agreement beyond our control. The failure to satisfy the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
We cannot predict whether and when the conditions to the Merger will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Merger, we may remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, we may be required to pay Allegiant a termination fee of $33,020 or expense reimbursement of up to $11,000 in connection with the termination of the Merger Agreement. Any requirement to pay a termination fee to Allegiant may have an adverse effect on our liquidity and results of operations. Although Allegiant may be required to pay us a termination fee or expense reimbursement under certain circumstances, the receipt of any termination fee or expense reimbursement from Allegiant may not be sufficient to compensate us for all of the expenses incurred, and opportunities forgone, as a result of our pursuit of the Merger.
The price of our common stock may also fluctuate significantly based on Allegiant results of operation, announcements by Allegiant, other third parties, or us regarding the Merger or based on market perceptions and other conditions to the consummation of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our share price to fluctuate or decline.

If the Merger is not completed in a timely manner or at all, holders of our common stock and warrants will not receive the Merger Consideration. In addition, our ongoing business may be adversely affected, including as follows:
•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed;
•we may experience negative reactions from employees, passengers, suppliers, communities or other third parties;
•we may be subject to litigation, which could result in significant costs and expenses;
•management’s focus may be diverted from our day-to-day business operations and from pursuing other opportunities that could have been beneficial to the Company;
•our costs of pursuing the Merger may be higher than anticipated;
•we may have difficulties in attracting and/or retaining key employees; and
•our access to capital markets may be limited and we may experience increased borrowing costs.
If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations and financial condition.
The Merger Consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the price of our common stock.
The Merger Consideration payable to holders of our common stock will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the Merger Consideration.
In order to complete the Merger, the Company and Allegiant must obtain certain regulatory approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
Although the Company and Allegiant have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required regulatory approvals, there can be no assurance that the relevant approvals will be obtained (including through the expiration of applicable waiting periods).
Governmental authorities may also commence litigation against us, Allegiant or both to prevent the Merger from occurring. Defending any such lawsuit will be time-consuming and expensive and there can be no assurance that we and Allegiant would ultimately be successful.
In addition, an actual or threatened U.S. government shutdown resulting in government agency closures and employee furloughs may impact, could delay or disrupt the ability of the Company and Allegiant to obtain certain regulatory approvals which could result in delays to regulatory waiting periods or prevent regulatory clearances required for the consummation of the Merger.
The Merger Agreement contains provisions that restrict our ability to consider alternative transaction proposals.
The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions which apply prior to obtaining the requisite stockholder approval of the Merger, restrict our ability to solicit, initiate, or knowingly encourage or facilitate competing third-party proposals (or engage in, continue to participate in, knowingly encourage or knowingly facilitate negotiations or discussions regarding such third-party proposals) for the acquisition of our stock or assets. Under certain limited circumstances, our Board of Directors may (i) change, withhold, withdraw or modify its recommendation that our stockholders adopt the Merger Agreement and/or (ii) terminate the Merger Agreement to enter into a definitive agreement with respect to a third-party acquisition proposal. However, before doing so, our Board of Directors must abide by certain procedures described in the Merger Agreement that give Allegiant an opportunity to negotiate to modify the terms of the Merger Agreement in a manner that any such third-party acquisition proposal would not constitute a superior proposal. In some circumstances, upon termination of the Merger Agreement, we may be required to pay a termination fee of $33,020.
While the Merger Agreement remains in effect, these provisions might discourage a third-party that might have an interest in acquiring all or a significant portion of us, even if the acquirer was prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise propose to pay due to the added expense of the termination fee that may become payable in certain circumstances.
If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.
All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.
The Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.
Our employees and other key personnel may have uncertainties about the effect of the Merger, and these uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. Furthermore, if key personnel depart because of such uncertainties, or because they do not wish to remain with the combined company after the consummation of the Merger, our business and results of operations may be adversely affected. In addition, we cannot predict how our suppliers and other business partners will view or react to the Merger upon consummation. If we are unable to reassure our suppliers and other business partners to continue their business with us, our financial condition and results of operations may be adversely affected.
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 1C: CYBERSECURITY
As a regular part of our ordinary business operations, we collect and store sensitive data, including information necessary for our operations, information from our passengers, customers (including the DoW), employees and our business partners. The secure operation of our networks and systems, and those of our business partners and third-party service providers, on which this type of information is collected, processed, maintained and stored is critical to our business operations and strategy. We recognize these networks and systems may be subject to increasing and continually evolving cybersecurity risks.
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
ITEM 2. PROPERTIES
Aircraft Fleet
We fly Boeing 737-NG aircraft, which we believe provides us significant operational and cost advantages compared to airlines that operate multiple fleet types. Flight crews are interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support are highly simplified relative to more complex fleets. As of December 31, 2025, Sun Country's fleet consisted of 70 Boeing 737-NG aircraft, comprised of 65 Boeing 737-800s and five Boeing 737-900ERs. This includes 47 aircraft in the passenger fleet, 20 cargo operated aircraft through the A&R ATSA with Amazon, and three aircraft that are currently on lease to unaffiliated airlines. We do not have an aircraft order book because we only purchase mid-life aircraft. As a result, unlike many other airlines, we are not locked into large future capital expenditures. Rather, we opportunistically take advantage of aircraft prices with purchases at the time of our choosing.
As of December 31, 2025, we operated 47 aircraft in our passenger fleet. Of these passenger aircraft, 12 were financed under finance leases. Of the 37 owned aircraft and Owned Aircraft Held for Operating Lease as of December 31, 2025, 31 aircraft were financed, five aircraft have been pledged to support the ability to efficiently utilize the Company's four-year $75,000 Revolving Credit Facility, and one aircraft was unencumbered. The average age of the passenger aircraft in our fleet was approximately 17 years as of December 31, 2025.
The Company also has three aircraft that are currently on lease to unaffiliated airlines, which is comprised of two Owned Aircraft Held for Operating Lease and one subleased aircraft. The Company owns five Boeing 737-900ERs, two of which are currently on lease. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates through the fourth quarter of 2026. On each lease expiry date, the Owned Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The average age of the Owned Aircraft Held for Operating lease in our fleet was approximately 11 years as of December 31, 2025.
The Company has subleased one Boeing 737-800 aircraft, which will be delivered to Sun Country on the sublease expiry date. The sublease is classified as an operating lease and does not relieve the Company of its primary lease obligations with the lessor. The Company operates the subleased aircraft under finance leases and will continue to be leased upon redelivery. The Company is entitled to fixed payments over the remaining lease term, with additional variable lease payments based on aircraft utilization. During the year ended December 31, 2025, an amendment was executed to extend the lease expiry term for the subleased aircraft through the second quarter of 2026. In February 2026, an additional amendment was executed to extend the sublease expiry term through the fourth quarter of 2026. Upon expiry of the sublease, the aircraft will be redelivered to the Company and is expected to be inducted into the Company's passenger fleet. The age of the one subleased aircraft was 13 years as of December 31, 2025.
We currently operate 20 aircraft dedicated to our Cargo business. These freighters had an average age of 23 years as of December 31, 2025. All freighters are subleased directly from Amazon and we operate them pursuant to the A&R ATSA. In June 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20. During the year ended December 31, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. In early 2026, the Company agreed to operate another two additional cargo aircraft, which will increase the total from 20 to 22 once the aircraft are received and placed in-service. Based upon review of the A&R ATSA, the sublease arrangement does not qualify as a lease under ASC 842, Leases, because the Company does not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in these financial statements for the Amazon arrangement. This conclusion is unchanged from the original ATSA.

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
We primarily operate out of eight of the 16 gates at Terminal 2 at MSP, which we have access to on an "Enhanced Priority" basis through 2028, with common use access to the remaining gates. As of January 1, 2026, we have Enhanced Priority access to nine of the 16 gates, with common use access to the remaining gates. All other leases for our terminal passenger service facilities, which include operational support space and baggage service offices, are leased on a month-to-month basis.
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
PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES AND EQUITY SECURITIES
Market Information
On March 17, 2021, our common stock began trading on the Nasdaq under the symbol “SNCY”. Prior to that date, there was no public market for our common stock. As of December 31, 2025, there were 53,223,302 shares of common stock outstanding and held of record by three stockholders and no shares of preferred stock were outstanding. The number of record holders of our common stock does not include DTC participants or beneficial owners holding shares through nominee names. We are unable to estimate the total number of stockholders represented by the holders. For this reason, the actual number of stockholders is greater than this number of record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The Company has 3,600,000 shares authorized under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan, of which 1,808,707 remain available as of December 31, 2025. For more information on the Company's compensation plans, see Note 10 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan	68,540	$33.03	1,808,707
Sun Country Airlines 2018 Equity Incentive Plan	2,298,840	$6.18	—
Total	2,367,380	$6.95	1,808,707
Purchases of Equity Security by the Issuer and Affiliated Purchasers
The Company may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans. Any repurchases made under this program will be funded from the Company’s existing cash flows, or future cash flows. The Company did not repurchase any shares of its Common Stock during the three months ended December 31, 2025. As of December 31, 2025, the Company had $15,000 remaining of Board authorization to repurchase shares of its Common Stock. Under the Merger Agreement with Allegiant, the Company is prohibited from repurchasing any shares of its Common Stock during the period from January 11, 2026 to the time of closing of the Merger.

Stock Performance Graph
The following graph compares the cumulative total return from March 17, 2021 through December 31, 2025 on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index. The graph assumes that the value of the investment on our common stock and each of the Indexes was $100 on March 17, 2021, and further assumes that all dividends are reinvested.

$180
$160
$140
$120
$100
$80
$60
$40
$20
3/17/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
SNCY
NYSE Arca Airline Index
NASDAQ Composite Index

	3/17/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
SNCY	$100.00	$74.90	$43.60	$43.24	$40.08	$39.55
NYSE Arca Airline Index	100.00	71.28	46.12	59.15	58.56	61.36
NASDAQ Composite Index	100.00	115.67	77.39	110.99	142.78	171.84
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
ITEM 6: [RESERVED]
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms "Sun Country," "we," "us" and "our" refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2025 and 2024. Also discussed is our financial position as of December 31, 2025 and 2024. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2023 items and fiscal year 2024 compared to fiscal year 2023, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2024, which was filed with the SEC and is incorporated herein by reference. This section should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report titled “Risk Factors” “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report. The “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Statements” should be read carefully to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic passenger service (including Scheduled Service and Charter), and cargo service segments. By doing so, we generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and VFR passengers, Charter customers and providing CMI service to Amazon, with flights throughout the U.S. and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Passenger and Cargo segments with the objective of generating higher returns and margins while mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. This allows us to produce higher unit revenue with a competitive low-cost structure, in line with other ULCCs resulting in relatively high unit profitability, while also providing greater resiliency to economic or industry downturns.
Agreement and Plan of Merger with Allegiant Travel Company
On January 11, 2026, Sun Country, entered into the Merger Agreement with Allegiant Travel Company, a Nevada corporation (“Allegiant”), Mirage Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Allegiant (“Merger Sub 1”), and Sawdust Merger Sub, LLC, a Nevada limited liability company and a direct wholly owned subsidiary of Allegiant (“Merger Sub 2”, together with Merger Sub 1, the “Merger Subs”), providing for the merger of Merger Sub 1 with and into Sun Country (the “First Merger”), with Sun Country surviving the First Merger as a direct wholly owned subsidiary of Allegiant and immediately following the First Merger, the merger of Sun Country with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Merger”), with Merger Sub 2 surviving the Second Merger as a direct, wholly owned subsidiary of Allegiant. Capitalized terms used herein, but not otherwise defined, have the meanings set forth in the Merger Agreement.
At the effective time of the First Merger (the “First Effective Time”), each existing share of Sun Country common stock outstanding immediately prior to the First Effective Time (other than (i) shares held by a holder who is entitled to demand and has properly demanded appraisal in accordance with, and who complies in all respects with, Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”);, (ii) treasury shares; and (iii) shares held by Allegiant, Merger Subs or any of their respective wholly owned subsidiaries) will be converted into the right to receive the merger consideration, which is the per share cash consideration amount of $4.10, without interest, and the per share stock consideration amount of 0.1557 fully paid and nonassessable shares of Allegiant common stock in book entry form, subject to adjustments for fractional shares as set forth in the Merger Agreement (such consideration, the “Merger Consideration”). All shares of Sun Country common stock that are held in the treasury of Sun Country, or owned of record by Allegiant, Merger Subs or any of their respective wholly-owned subsidiaries, will be cancelled and will cease to exist, with no payment being made with respect thereto.
Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things, that (1) Allegiant stockholders approved the share issuance proposal and Sun Country stockholders approved the Merger Agreement proposal; (2) the waiting period applicable to the closing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (and any customary timing agreement with any governmental entity to toll, stay or extend such waiting period, or to delay or not to consummate the mergers) will have expired or been terminated; (3) all consents, registrations, notices, waivers, exemptions, approvals, confirmations, clearances, permits, certificates, orders and authorizations required to be obtained from, or delivered to, as applicable, the U.S. Federal Aviation Administration, the U.S. Department of

Transportation and the U.S. Department of Homeland Security, including the TSA, in connection with the closing will have been obtained or delivered, as applicable; (4) there will be no law in effect, whether preliminary, temporary or permanent, which makes the proposed transaction illegal or prohibits or otherwise prevents the closing; (5) the registration statement to be filed by Allegiant and Sun Country with the SEC pursuant to the Merger Agreement will have become effective in accordance with the provisions of the Securities Act of 1933, as amended, and no stop order suspending the effectiveness of the registration statement will have been issued by the SEC and remain in effect and no proceeding to that effect will have been commenced or threatened unless subsequently withdrawn, and; (6) the shares of Allegiant common stock to be issued in the Merger will have been authorized and approved for listing on Nasdaq.
The Merger Agreement requires us to use commercially reasonable efforts to (i) conduct our operations in the ordinary course of business; (ii) preserve intact our business organization and goodwill; (iii) maintain in effect all permits held thereby; and (iv) maintain satisfactory relationships with our material customers, lenders, suppliers, landlords, licensees, licensors and any other person having material business relationships with it and with governmental entities having jurisdiction over its business and operations, and restricts us, without consent from Allegiant from taking certain specified actions outside of the ordinary course of business until the Merger is consummated or the Merger Agreement is terminated.
Operations in Review
We believe a key component of our success is establishing Sun Country as a high growth, low-cost carrier in the United States by attracting customers with low fares and garnering repeat business by delivering a high-quality passenger experience, complimentary streaming of in-flight entertainment to passenger devices, seat reclining and seat-back power in all of our aircraft.
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
In June 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20 in 2025. During the year ended December 31, 2025, we received and placed in-service all eight additional aircraft. In early 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that Sun Country operates on behalf of Amazon from 20 to 22.
The increase in aircraft that we operate on behalf of Amazon will result in more resources being allocated to the Cargo business. This aligns with our strategy of long-term flexibility and supports our ability to mitigate the impact of economic and industry downturns on our business.
In March 2025, we entered into a new co-branded Credit Card Program which launched in the third quarter of 2025. Subject to certain exceptions, the Credit Card Program has a term of seven years following its launch.
In January 2026, we entered into the Merger Agreement with Allegiant. We expect to incur material expenses related to the Merger which will have an impact to earnings in 2026. The Merger is expected to close in the second half of 2026. For more information, refer to the Merger Agreement with Allegiant discussion above.
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
Charter. Charter revenue consists of revenue earned from our Charter business, primarily generated through our service to the DoW, collegiate and professional sports teams, and casinos.
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
Aircraft Rent. Aircraft rent expense consists of monthly lease charges for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent, which consists of maintenance reserves paid to aircraft lessors in advance of the performance of significant maintenance activities that are not probable of being reimbursed to us by the lessor during the lease term, as well as lease return costs, which consist of probable costs that would be incurred at the return of the aircraft, including costs incurred to return the airframe and engines to the condition required by the lease. As of December 31, 2025 and 2024, we are not operating any aircraft under an operating lease. The acquisition of future aircraft through operating leases is at the discretion of management.
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

Operating Statistics
Key Operating Statistics and Metrics

	Year Ended December 31, 2025 (1)				Year Ended December 31, 2024 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	27,037	11,069	16,709	55,357	29,039	10,359	13,094	53,009
Block hours (2)	88,417	22,970	41,896	155,313	92,391	20,775	33,744	148,518
Aircraft miles (2)	34,492,185	7,922,137	15,798,169	58,752,120	36,060,794	7,191,928	12,770,713	56,538,114
ASMs (thousands) (2)	6,416,830	1,408,600		7,923,857	6,707,308	1,270,455		8,071,949
TRASM (cents) (3)	11.09	15.96		11.82	10.87	15.51		11.47
Average passenger aircraft during the period (4)				43.9				43.0
Passenger aircraft at end of period (4)				47				45
Leased aircraft (5)				3				6
Cargo aircraft at end of period				20				12
Average daily aircraft utilization (hours) (4)				7.1				7.3
Average stage length (miles)				1,113				1,098
Revenue passengers carried (6)	4,205,847				4,483,515
Revenue passenger miles (RPMs) (thousands) (6)	5,362,531				5,648,351
Load factor (6)	83.6%				84.2%
Average base fare per passenger (6)	$96.06				$91.25
Ancillary revenue per passenger (6)	$70.12				$68.68
Total fare per passenger (6)	$166.17				$159.93
Charter revenue per block hour (6)		$9,762				$9,485
Fuel gallons consumed (thousands) (2)	68,539	15,173		84,647	71,631	13,666		86,185
Fuel cost per gallon, excluding indirect fuel credits				$2.56				$2.77
Employees at end of period				3,281				3,141
CASM (cents) (7)				12.95				12.01
Adjusted CASM (cents) (8)				8.17				7.59
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

Results of Operations
For the Years Ended December 31, 2025 and 2024

	Year Ended December 31,		% Change
	2025	2024
Operating Revenues:
Scheduled Service	$403,998	$409,133	(1)%
Charter	224,227	197,045	14%
Ancillary	294,904	307,909	(4)%
Passenger	923,129	914,087	1%
Cargo	155,027	107,174	45%
Other	48,613	54,478	(11)%
Total Operating Revenues	1,126,769	1,075,739	5%

Operating Expenses:
Aircraft Fuel	213,480	237,160	(10)%
Salaries, Wages, and Benefits	372,597	326,775	14%
Maintenance	80,349	68,770	17%
Sales and Marketing	33,300	34,935	(5)%
Depreciation and Amortization	98,878	94,989	4%
Ground Handling	44,701	42,118	6%
Landing Fees and Airport Rent	64,761	59,549	9%
Special Items, net	1,886	—	NM
Other Operating, net	116,244	105,457	10%
Total Operating Expenses	1,026,196	969,753	6%
Operating Income	100,573	105,986	(5)%

Non-operating Income (Expense), net:
Interest Income	6,973	7,833	(11)%
Interest Expense	(36,861)	(44,300)	(17)%
Other, net	(474)	55	NM
Total Non-operating Expense, net	(30,362)	(36,412)	(17)%

Income before Income Tax	70,211	69,574	1%
Income Tax Expense	17,402	16,671	4%
Net Income	$52,809	$52,903	—%
"NM" stands for not meaningful
Total Operating Revenues increased $51,030, or 5%, to $1,126,769 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily the result of growth in Cargo revenue due to additional aircraft received and operated, as well as contractual rate increases under the A&R ATSA. Revenue growth for the Passenger business was mostly flat, as growth in the first quarter of 2025 was offset by reduced capacity in the remainder of 2025, as we focused our operations on growth in the Cargo business. These items, as well as other changes to revenue, are discussed in further detail below.

Passenger. Passenger revenue increased by $9,042, or 1%, to $923,129 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The table below presents select operating data for lines of revenue within Passenger:

	Year Ended December 31,		% Change
	2025	2024
Scheduled Service and Ancillary Statistics:
Departures	27,037	29,039	(7)%
Block Hours	88,417	92,391	(4)%
Passengers	4,205,847	4,483,515	(6)%
Average base fare per passenger	$96.06	$91.25	5%
Ancillary revenue per passenger	$70.12	$68.68	2%
Total Fare per passenger	$166.17	$159.93	4%
RPMs (thousands)	5,362,531	5,648,351	(5)%
ASMs (thousands)	6,416,830	6,707,308	(4)%
TRASM (cents)	11.09	10.87	2%
Passenger load factor	83.6%	84.2%	(0.6)	(1)

Charter Statistics:
Departures	11,069	10,359	7%
Block hours	22,970	20,775	11%
Charter revenue per block hour	$9,762	$9,485	3%
(1) Percentage point difference
Passenger revenue was impacted by reduced capacity as we focused our operations on growth in the Cargo business. This resulted in a 7% decrease in Scheduled Service departures, which was offset by a 4% increase in total fare per passenger. Ancillary revenues were negatively impacted by the 6% decrease in passengers, partially offset by a 2% increase in Ancillary revenue per passenger.
Passenger revenue benefited from the $27,182, or 14%, increase in Charter revenue during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was the result of a 11% increase in block hours and a 3% increase in Charter revenue per block hour. The increase in block hours was due to an increase in flying by large program customers and ad hoc flying. The improvement in Charter revenue per block hour was primarily driven by rate increases, partially offset by lower fuel recovery revenue due to the decrease in fuel cost per gallon.
Cargo. Revenue from Cargo services increased $47,853, or 45%, to $155,027 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to additional aircraft and contractual rate increases. During the year ended December 31, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. In early 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that Sun Country operates on behalf of Amazon from 20 to 22.
Other. Other revenue decreased $5,865, or 11%, to $48,613 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was driven by lower aircraft lease revenue. This was partially offset by a $2,959 increase in end of lease compensation revenue, due to the return of two Owned Aircraft Held for Operating Lease during the year ended December 31, 2025 that were previously leased to an unaffiliated airline as compared to one during the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, there were an average of 5 and 7 aircraft on lease to unaffiliated airlines, respectively. For more information on the components of our lease income, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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
The primary components of Aircraft Fuel expense are shown in the following table:

	Year Ended December 31,		% Change
	2025	2024
Total Aircraft Fuel Expense	$213,480	$237,160	(10)%
Indirect Fuel Credits	2,863	1,461	96%
Aircraft Fuel Expense, Excluding Indirect Fuel Credits	$216,343	$238,621	(9)%
Fuel Gallons Consumed (thousands)	84,647	86,185	(2)%
Fuel Cost per Gallon, Excluding Indirect Fuel Credits	$2.56	$2.77	(8)%
Aircraft Fuel expense decreased by 10% year-over-year, due to an 8% decrease in the average fuel cost per gallon and a 2% decrease in consumption.
Salaries, Wages, and Benefits. Salaries, wages, and benefits expense increased $45,822, or 14%, to $372,597 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year increase in Salaries, Wages, and Benefits was impacted by a 4% increase in employee headcount to support our expanding operations, contractual rate increases for our pilots, and contractual pay increases as a result of new CBAs.
Maintenance. Maintenance expense increased $11,579, or 17%, to $80,349 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year increase in Maintenance expense was primarily driven by growth in our fleet and operations and higher rates for service. The number of routine, time-based airframe heavy maintenance events were consistent year-over-year.
Sales and Marketing. Sales and marketing expense decreased $1,635, or 5%, to $33,300 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The year-over-year decrease was primarily driven by lower booking and credit card transaction fees due to the shift in capacity growth from the Passenger segment to the Cargo segment.
Depreciation and Amortization. Depreciation and amortization expense increased $3,889, or 4%, to $98,878 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to an increase in certain capitalized costs associated with three aircraft being returned to the Company from leases to unaffiliated airlines, as well as a non-cash expense of $737 due to an unplanned engine retirement.
Ground Handling. Ground handling expense increased $2,583, or 6%, to $44,701 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This year-over-year increase was the result of rate increases due to market pressures, partially offset by a 3% decrease in Passenger segment departures, as we focused our operations on the growth in Cargo.
Landing Fees and Airport Rent. Landing fees and airport rent increased $5,212, or 9%, to $64,761 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This year-over-year increase was driven by rate increases at airports due to market pressures, primarily at MSP, partially offset by a 3% decrease in Passenger segment departures.
Special Items, net. Special Items, net consisted of $1,886 of ratification bonuses for the new five-year CBA paid to eligible flight attendants during the period, as well as the related payroll tax expense. For more information, see Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Other Operating, net. Other operating, net expense increased $10,787, or 10%, to $116,244 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This was primarily the result of an increase in operations, partially offset by increased year-over-year activity from our aircraft parts sales programs.
Non-operating Income (Expense)
Interest Income. Interest income decreased by $860, or 11%, to $6,973 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to the reduction in the Company's average investment balance year-over-year.
Interest Expense. Interest expense decreased $7,439, or 17%, to $36,861 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was due to year-over-year decreases in debt balances, as well as the refinancing of the 2023 Term Loan Credit Facility which resulted in a lower interest rate. For more information on the Company's Debt, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Other, net. Other, net expense increased $529 to $474 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by expenses of $481 the Company incurred in conjunction with the secondary public offering. For more information on the secondary public offering, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Income Tax Expense. Our effective tax rate increased by 0.8% to 24.8% for the year ended December 31, 2025, as compared to 24.0% for the year ended December 31, 2024. The slight increase is driven by a discrete state tax rate true-up adjustment recorded in the current year partially offset by a favorable impact from tax benefits related to share-based compensation. For more information on the Company's tax rate, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements" of this Annual Report.

Segment Information
For the Years Ended December 31, 2025 and 2024:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$971,742	$155,027	$1,126,769	$968,565	$107,174	$1,075,739
Operating Expenses:
Aircraft Fuel	213,109	371	213,480	237,108	52	237,160
Salaries, Wages, and Benefits	272,841	99,756	372,597	255,887	70,888	326,775
Maintenance	59,124	21,225	80,349	54,619	14,151	68,770
Sales and Marketing	33,300	—	33,300	34,935	—	34,935
Depreciation and Amortization	98,860	18	98,878	94,971	18	94,989
Ground Handling	44,691	10	44,701	42,102	16	42,118
Landing Fees and Airport Rent	64,029	732	64,761	58,951	598	59,549
Special Items, net	1,886	—	1,886	—	—	—
Other Operating, net	86,839	29,405	116,244	85,199	20,258	105,457
Total Operating Expenses	874,679	151,517	1,026,196	863,772	105,981	969,753
Operating Income	$97,063	$3,510	$100,573	$104,793	$1,193	$105,986

Operating Margin %	10.0%	2.3%	8.9%	10.8%	1.1%	9.9%
Passenger. Passenger operating income decreased by $7,730 to $97,063 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Operating Margin Percentage decreased by 0.8 percentage points, to 10.0%, as compared to the year ended December 31, 2024. Passenger results for the year ended December 31, 2025 were impacted by reduced capacity as we focused our operations on growth in the Cargo business. The year-over-year decrease in Passenger Operating Income and Operating Margin Percentage were primarily driven by contractual rate increases for our pilots, contractual pay increases as a result of new collective bargaining agreements, rate increases for Ground Handling and Landing Fees and Airport Rent, and the ratification bonus paid to eligible flight attendants during the period; partially offset by an 8% decrease in the average fuel cost per gallon. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating Income increased by $2,317 to $3,510 for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Operating Margin Percentage increased by 1.2 percentage points, to 2.3%, as compared to the year ended December 31, 2024. The changes in both Operating Income and Operating Margin Percentage were primarily driven by contractual rate increases, partially offset by contractual rate increases for our pilots as well as operational challenges as a result of significant growth in the segment. Further, during the year ended December 31, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. For more information on the components of Operating Income for the Cargo segment, refer to the Results of Operations discussion above.
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

	Year Ended December 31,
	2025	2024
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$1,126,769	$1,075,739
Operating Income	100,573	105,986
Special Items, net (1)	1,886	—
Stock Compensation Expense	6,305	6,020
Unplanned Engine Retirement (2)	737	—
Adjusted Operating Income	$109,501	$112,006

Operating Income Margin	8.9%	9.9%
Adjusted Operating Income Margin	9.7%	10.4%
_________________________

(1)	The adjustments include Special Items, net, as included in Note 15 of these Consolidated Financial Statements.
(2)
In July 2025, an engine experienced an in-flight shut down ("IFSD"). The engine was subsequently deemed beyond economic repair, which resulted in a non-cash expense due to an unplanned engine retirement. Management does not consider this activity in assessing its operational performance.

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Year Ended December 31,
	2025	2024
Adjusted Net Income Reconciliation:
Net Income	$52,809	$52,903

Special Items, net (1)	1,886	—
Stock Compensation Expense	6,305	6,020
Loss on Debt Extinguishment	391	—
Loss on Debt Refinancing	—	551
Unplanned Engine Retirement (2)	737	—
Loss on Credit Facility	186	—
Secondary Offering Costs	481	—
Income Tax Effect of Adjusting Items, net (3)	(2,297)	(1,511)
Adjusted Net Income	$60,498	$57,963
__________________________

(1)	The adjustments include Special Items, net, as included in Note 15 of these Consolidated Financial Statements.
(2)
In July 2025, an engine experienced an IFSD. The engine was subsequently deemed beyond economic repair, which resulted in a non-cash expense due to an unplanned engine retirement. Management does not consider this activity in assessing its operational performance.

(3)	The tax effect of adjusting items, net is calculated at the Company’s statutory rate for the applicable period.

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Year Ended December 31,
	2025	2024
Adjusted EBITDA Reconciliation:
Net Income	$52,809	$52,903
Special Items, net (1)	1,886	—
Stock Compensation Expense	6,305	6,020
Secondary Offering Costs	481	—
Interest Income	(6,973)	(7,833)
Interest Expense	36,861	44,300
Provision for Income Taxes	17,402	16,671
Depreciation and Amortization (2)	98,878	94,989
Adjusted EBITDA	$207,649	$207,050
__________________________

(1)	The adjustments include Special Items, net, as included in Note 15 of these Consolidated Financial Statements.
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. The Company has entered into certain transactions where it serves as a lessor. As of December 31, 2025, three of our aircraft were leased or subleased. Depreciation and Amortization expense on these aircraft materially began during the three months ended June 30, 2023. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. Our compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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

The following tables present the reconciliation of CASM to Adjusted CASM.

	Year Ended December 31,
	2025		2024
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$1,026,196	12.95	$969,753	12.01
Less:
Special Items, net (1)	1,886	0.02	—	—
Aircraft Fuel	213,480	2.69	237,160	2.94
Stock Compensation Expense	6,305	0.08	6,020	0.07
Unplanned Engine Retirement (2)	737	0.01	—	—
Cargo expenses, not already adjusted above	149,468	1.89	104,634	1.30
Sun Country Vacations	1,144	0.02	1,257	0.01
Leased Aircraft, Depreciation and Amortization Expense (3)	5,694	0.07	8,059	0.10
Adjusted CASM	$647,482	8.17	$612,623	7.59

ASM (thousands)	7,923,857		8,071,949
__________________________

(1)	The adjustments include Special Items, net, as included in Note 15 of these Consolidated Financial Statements.
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
Our primary sources of liquidity as of December 31, 2025 included our existing cash and cash equivalents of $144,684 and short-term investments of $89,629, our expected cash generated from operations, and the $75,000 of available funds from the Revolving Credit Facility. We invest cash and cash equivalents in highly liquid securities with strong credit ratings. We classify our investments as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
In addition, we had restricted cash of $21,357 as of December 31, 2025, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts in accordance with DOT regulations requiring that Charter revenue receipts received prior to the date of transportation are maintained in a separate third-party escrow account. The restrictions are released once the charter transportation is provided.
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
Aircraft – As of December 31, 2025, we had a fleet of 70 Boeing 737-NG aircraft. This includes 47 aircraft in the passenger fleet and 20 cargo operated aircraft through the A&R ATSA and three aircraft that are currently on lease to unaffiliated airlines. For more information on our fleet and related lease payments, see Note 6 and Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance of scheduled maintenance to act as collateral for the benefit of lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Consolidated Balance Sheets. As of December 31, 2025, we had $68,099 in total Lessor Maintenance Deposits. As of December 31, 2025, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Credit Facilities - We use our Credit Facilities to provide liquidity support for general corporate purposes and to finance the acquisition of aircraft. In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 revolving credit facility. The Company pledged certain assets, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. As of December 31, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility. We were in compliance with all covenants as of December 31, 2025.
Debt - At our discretion, we obtain debt financing in order to purchase, or refinance aircraft.
In September 2025, the Company executed the 2025 Term Loan Facility with a face amount of $108,000 for the purpose of refinancing the Company's five Boeing 737-900ER aircraft, of which two are on lease to an unaffiliated airline. The Company's five Boeing 737-900ERs are pledged as collateral. During the year ended December 31, 2025, the Company drew the full $108,000 face amount from the 2025 Term Loan Facility. The proceeds were used to repay the full outstanding balance of the 2023 Term Loan Credit Facility, with the remainder to be used for general corporate purposes. The 2025 Term Loan Facility is repaid quarterly through September 2032.
For more information on our credit facilities or debt, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
TRA Liability - During the years ended December 31, 2025 and 2024, we made payments of $10,525 and $3,350 to the TRA holders, respectively, which includes certain members of the Company's management and certain members of the Company's Board of Directors. The total TRA liability balance as of December 31, 2025 was $87,169, of which no amount was current.
The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. In the case of a merger that constitutes a change of control, such as the Merger Agreement with Allegiant, the TRA will terminate. Upon completion of the potential Merger with Allegiant, the TRA will be settled with the TRA holders, which includes certain members of the Company's management and certain members of the Company's Board of Directors. The amount paid to the

TRA holders will be the outstanding balance of the TRA at time of closing. For more information on the TRA liability, see Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	December 31,
	2025	2024
Cash and Cash Equivalents	$144,684	$83,219
Available-for-Sale Securities	83,131	97,636
Amount Available Under Revolving Credit Facility	75,000	24,743
Total Liquidity	$302,815	$205,598

	December 31,
	2025	2024
Total Debt, net	$323,346	$327,122
Finance Lease Obligations	251,087	271,262
Operating Lease Obligations	17,393	20,650
Total Debt, net and Lease Obligations	591,826	619,034
Stockholders' Equity	625,156	570,373
Total Invested Capital	$1,216,982	$1,189,407

Debt-to-Capital	0.49	0.52

Sources and Uses of Liquidity

	Year Ended December 31,		% Change
	2025	2024
Total Operating Activities	$157,106	$164,862	(5)%

Investing Activities:
Purchases of Property & Equipment	(73,128)	(47,332)	55%
Proceeds from the Sale of Property & Equipment	19,250	17,166	12%
Purchases of Investments	(66,553)	(92,404)	(28)%
Proceeds from the Maturities of Investments	81,228	130,125	(38)%
Other, net	198	842	(76)%
Total Investing Activities	(39,005)	8,397	(565)%

Financing Activities:
Common Stock Repurchases	(20,015)	(12,134)	65%
Proceeds from Borrowings	108,000	70,000	54%
Repayment of Finance Lease Obligations	(20,175)	(45,942)	(56)%
Repayment of Borrowings	(111,711)	(145,518)	(23)%
Tax Receivable Agreement Payment	(10,525)	(3,350)	214%
Other, net	1,895	476	298%
Total Financing Activities	(52,531)	(136,468)	(62)%
Net Increase in Cash	$65,570	$36,791	78%
__________________________

"Cash” consists of Cash, Cash Equivalents and Restricted Cash

Operating Cash Flow Activities
Operating activities in the years ended December 31, 2025 and 2024 provided $157,106 and $164,862 of cash, respectively. During the years ended December 31, 2025 and 2024, Net Income was $52,809 and $52,903, respectively. For more information on the components of Net Income for the years ended December 31, 2025 and 2024, refer to the Consolidated Results of Operations discussion above.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Air Traffic liabilities were $167,024 and $160,686 as of December 31, 2025 and 2024, respectively.
Aircraft Fuel. Aircraft Fuel expense represented approximately 21% and 24% of our total operating expense for the years ended December 31, 2025 and 2024, respectively. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon decreased by 8% year-over-year. Fuel consumption decreased by 2% year-over-year, as a result of the operational shift in capacity from Passenger to the Cargo business. We expect volatility in Aircraft Fuel prices per gallon to continue for the foreseeable future due to the impact of market conditions and global geopolitical events.
Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $73,128 and $47,332 for the years ended December 31, 2025 and 2024, respectively. Our capital expenditures during the year ended December 31, 2025 included the acquisition of five engines, spare parts, ground equipment, and other items not individually material. Capital expenditures were higher in 2025 in order to support our operational growth in the Cargo segment. Our capital expenditures during the year ended December 31, 2024 included the acquisition of one aircraft and other items not individually material.
Investments. During the years ended December 31, 2025 and 2024, our net investment activity in debt securities resulted in cash inflows of $14,675 and $37,721, respectively, due to maturities of debt securities exceeding purchases of investments. The year-over-year change is a result of a difference in timing of debt security maturities and a reduction in the Company's average investment balance year-over-year to support capital expenditures and other general corporate purposes.
Financing Cash Flow Activities
Debt. At our discretion, we obtain debt financing in order to purchase or refinance aircraft. In September 2025, the Company executed the 2025 Term Loan Facility with a face amount of $108,000 for the purpose of refinancing the Company's five Boeing 737-900ER aircraft, of which two are on lease to an unaffiliated airline. The refinancing was executed to take advantage of a more favorable interest rate environment. The 2025 Term Loan Facility is repaid quarterly through September 2032. During the year ended December 31, 2025, the Company drew the full $108,000 face amount from the 2025 Term Loan Facility and used the proceeds to repay the full outstanding balance of the 2023 Term Loan Credit Facility, with the remainder used for general corporate purposes. In December 2024, the Company reissued Class C trust certificates of its 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied all the proceeds to repay a portion of the 2023 Term Loan Credit Facility. For additional information on our debt financings and future repayment schedules, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
Finance Leases. Our repayments of finance lease obligations were $20,175 and $45,942 for the years ended December 31, 2025 and 2024, respectively. During 2024, the Company purchased three aircraft previously classified as a finance lease. The resulting cash outflows of $22,909 were recorded as payments for finance lease obligations. For the years ended December 31, 2025 and 2024, there were an average of 13 and 15 finance leases, respectively.

Common Stock Repurchases. During the year ended December 31, 2025, the Company repurchased 1,474,021 shares of its Common Stock at an average price of $13.58 per share. The repurchases were part of a secondary public offering of the Company's shares by the SCA Horus Stockholder, as well as open market purchases. During the year ended December 31, 2024, the Company completed open market repurchases for 755,284 shares of its Common Stock at an average price of $15.22 per share. For more information on the Company's stock repurchases, see Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
TRA Payment. During the years ended December 31, 2025 and 2024, we made payments of $10,525 and $3,350 to the TRA holders, respectively, which includes certain members of the Company's management and certain members of the Company's Board of Directors. For more information on the payment of the TRA, see Note 14 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.
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
Commitments and Contractual Obligations
Our long-term cash requirements under our various contractual obligations and commitments include:
•Debt. For further detail of our long-term debt and the timing of expected future payments, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report. Interest coupon payments on the Company's EETC financings are paid semi-annually. The Term Loan is repaid quarterly.
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
For additional information on the status of our union contracts, as well as our contractual obligations and commitments, refer to Note 2 and Note 17 to the Consolidated Financial Statements included in Part II, Item 8, included in this Annual Report. Except as described herein, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business since our fiscal year ended December 31, 2025.
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
Travel credits may generally be redeemed toward future travel for up to 12 months after the date of the original booking. As of December 31, 2025 and 2024, the Company’s air traffic liability included $4,676 and $5,822, respectively, related to travel credits for future travel. The Company records an estimate for travel credits that will expire unused, otherwise known as breakage, in Passenger Revenue upon issuance of the travel credit. During the years ended December 31, 2025 and 2024, the Company recorded $8,413 and $8,455, respectively, of estimated travel credit breakage. A portion of travel credits will expire unused, at which time any remaining revenue is recognized.
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
For the year ended December 31, 2025, a 10% change in the Company’s estimated travel credit breakage rate would have resulted in a change to Passenger Revenue of approximately $757.
There are no critical accounting estimates associated with Charter or Cargo revenue recognition that would materially impact the amount of revenue recognized in any specific period.

Asset Impairment Analysis
The Company’s long-lived assets, such as Property & Equipment and Other Intangible Assets with Finite Lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s long-lived assets include aircraft and associated engines, operating and finance lease assets, the Company’s customer relationship and over-market finite-lived Other Intangible Assets, and other long-lived assets. The Company reviews the current economic and operating environment to determine whether events or circumstances indicate that these assets (or asset groups) may be impaired. Such indicators include, but are not limited to: 1) significant, permanent decrease in the market price of the Company’s long-lived assets, 2) significant decrease in the projected cash flows generated from the use of its long-lived assets, 3) changes in the estimated useful life or productive capacity of the asset, 4) changes in the regulatory environment in which the Company operates, and 5) a decision to permanently remove flight equipment or other long-lived assets from operations. If such factors are identified and the Company determines that the carrying amount of the long-lived asset (or asset group) is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the asset (or asset group’s) carrying amount exceeds its fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
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
Aircraft Fuel. Unexpected pricing changes of aircraft fuel could have a material adverse effect on our business, results of operations and financial condition. For example, based on our forecasted Aircraft Fuel expense for the first quarter of 2026, we estimate that a one cent per gallon increase in the average aircraft fuel price would increase Aircraft Fuel expense by approximately $227. Aircraft Fuel expense does not include amounts where we are considered the customer's agent for procuring fuel. We had no fuel option and swap contracts in place to hedge the economic risk associated with volatile fuel prices as of December 31, 2025. We currently do not expect to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions.
Interest Rates. We have exposure to market risk associated with changes in interest rates related to the interest expense from our variable-rate debt and our short-term investment securities. The Company maintains a $75,000 Revolving Credit Facility with a variable interest rate that is impacted by market conditions. As of December 31, 2025, no amounts on the Revolving Credit Facility had been drawn.

Our short-term investment securities are primarily comprised of fixed-rate debt investments. An increase in market interest rates decreases the market value of fixed-rate investments. Conversely, a decrease in market interest rates increases the market value. The fair market value of our short-term investments with exposure to interest rate risk was $83,131 as of December 31, 2025. The Company limits its investments to investment grade quality securities. Given these factors and that a significant portion of our portfolio is held in cash and cash equivalents, we do not anticipate fluctuations in the aggregate fair value of our financial assets to have a material impact on our liquidity or capital position.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sun Country Airlines Holdings, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sun Country Airlines Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over aircraft transactions

As discussed in Note 6 to the consolidated financial statements, the Company operates 70 aircraft, including 47 passenger aircraft, 20 cargo aircraft, and 3 aircraft on lease to unaffiliated airlines. During the year ended December 31, 2025, the Company accepted delivery of three passenger aircraft that were previously leased to unaffiliated airlines and received and placed in-service eight cargo aircraft. As of December 31, 2025, the Company recorded total aircraft and flight equipment of $861,100 thousand, aircraft and flight equipment held for operating lease of $62,923 thousand, and finance lease assets of $309,877 thousand.

We identified the evaluation of the sufficiency of audit evidence over the Company’s aircraft transactions as a critical audit matter. The volume and magnitude of the transactions facilitating the revenue generating activities of the Company required subjective auditor judgement in determining the nature and extent of procedures to perform and in evaluating those procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied subjective auditor judgment to determine the nature and extent of procedures to be performed over aircraft transactions. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s identification and recording of aircraft transactions and related financial statement disclosures. We inquired with management, including the general counsel, regarding executed aircraft transactions, read meeting minutes of the Company’s board of directors and compared the Company’s records of its existing fleet of aircraft to third-party external information. For each aircraft transaction, we evaluated the amounts recorded by the Company and the related presentation by comparing such amounts to relevant underlying documentation, including purchase agreements, cash settlement, and contractual lease agreements. We evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
Minneapolis, Minnesota
February 12, 2026

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$144,684	$83,219
Restricted Cash	21,357	17,252
Investments	89,629	104,053
Accounts Receivable, net of an allowance for credit losses of $408 and $617, respectively	53,722	35,296
Short-term Lessor Maintenance Deposits	22,738	521
Inventory, net of a reserve for obsolescence of $1,214 and $784, respectively	11,844	10,467
Prepaid Expenses	17,667	13,837
Other Current Assets	6,575	1,939
Total Current Assets	368,216	266,584
Property & Equipment, net:
Aircraft and Flight Equipment	861,100	775,210
Aircraft and Flight Equipment Held for Operating Lease	62,923	124,383
Ground Equipment and Leasehold Improvements	50,765	46,550
Computer Hardware and Software	24,926	22,436
Finance Lease Assets	309,877	309,877
Rotable Parts	31,676	26,626
Total Property & Equipment	1,341,267	1,305,082
Accumulated Depreciation & Amortization	(414,246)	(334,993)
Total Property & Equipment, net	927,021	970,089
Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $34,480 and $29,903, respectively	73,261	77,838
Operating Lease Right-of-use Assets	14,257	16,896
Aircraft Deposits	5,575	7,925
Long-term Lessor Maintenance Deposits	45,361	53,624
Other Assets	24,550	14,998
Total Other Assets	385,227	393,504
Total Assets	$1,680,464	$1,630,177
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$57,628	$56,034
Accrued Salaries, Wages, and Benefits	45,531	38,327
Accrued Transportation Taxes	22,923	20,534
Air Traffic Liabilities	167,024	160,686
Finance Lease Obligations	61,616	20,175
Loyalty Program Liabilities	10,233	10,121
Operating Lease Obligations	3,601	3,281
Current Maturities of Long-term Debt, net	68,017	87,579
Income Tax Receivable Agreement Liability	—	10,325
Other Current Liabilities	14,530	15,228
Total Current Liabilities	451,103	422,290
Long-term Liabilities:
Finance Lease Obligations	189,471	251,087
Loyalty Program Liabilities	4,613	4,480
Operating Lease Obligations	13,792	17,369
Long-term Debt, net	255,329	239,543
Deferred Tax Liability	40,761	23,566
Income Tax Receivable Agreement Liability	87,169	87,369
Other Long-term Liabilities	13,070	14,100
Total Long-term Liabilities	604,205	637,514
Total Liabilities	1,055,308	1,059,804
Commitments and Contingencies (Note 17)
Stockholders' Equity:
Common Stock with $0.01 par value, 995,000,000 shares authorized, 61,040,329 and 59,500,970 issued and 53,223,302 and 53,157,964 outstanding at December 31, 2025 and 2024, respectively	610	595
Preferred Stock with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Treasury Stock, at cost, 7,817,027 and 6,343,006 shares held at December 31, 2025 and 2024, respectively	(125,881)	(105,866)
Additional Paid-In Capital	550,471	528,604
Retained Earnings	199,941	147,132
Accumulated Other Comprehensive Income (Loss)	15	(92)
Total Stockholders' Equity	625,156	570,373
Total Liabilities and Stockholders' Equity	$1,680,464	$1,630,177
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating Revenues:
Passenger	$923,129	$914,087	$920,123
Cargo	155,027	107,174	99,735
Other	48,613	54,478	29,762
Total Operating Revenue	1,126,769	1,075,739	1,049,620

Operating Expenses:
Aircraft Fuel	213,480	237,160	246,669
Salaries, Wages, and Benefits	372,597	326,775	295,640
Aircraft Rent	—	—	2,281
Maintenance	80,349	68,770	60,588
Sales and Marketing	33,300	34,935	34,105
Depreciation and Amortization	98,878	94,989	88,151
Ground Handling	44,701	42,118	37,506
Landing Fees and Airport Rent	64,761	59,549	49,615
Special Items, net	1,886	—	—
Other Operating, net	116,244	105,457	107,565
Total Operating Expenses	1,026,196	969,753	922,120
Operating Income	100,573	105,986	127,500

Non-operating Income (Expense), net:
Interest Income	6,973	7,833	10,180
Interest Expense	(36,861)	(44,300)	(42,634)
Other, net	(474)	55	(887)
Total Non-operating Expense, net	(30,362)	(36,412)	(33,341)

Income before Income Tax	70,211	69,574	94,159
Income Tax Expense	17,402	16,671	21,978
Net Income	$52,809	$52,903	$72,181

Net Income per share to common stockholders:
Basic	$0.99	$1.00	$1.30
Diluted	$0.96	$0.96	$1.23
Shares used for computation:
Basic	53,116,591	52,908,322	55,507,144
Diluted	54,860,147	55,055,897	58,524,652
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$52,809	$52,903	$72,181

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on Available-for-Sale securities, net of deferred tax expense (benefit) of $30, $(8), and $222, respectively	107	(30)	745
Other Comprehensive Income (Loss)	107	(30)	745
Comprehensive Income	$52,916	$52,873	$72,926

See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

	Warrants	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount	Shares	Amount
December 31, 2022	2,402,268	58,217,647	$582	892,409	$(17,605)	$488,494	$22,048	$(807)	$492,712
Stock issued for Stock-Based Awards	—	661,076	7	—	—	2,653	—	—	2,660
Net Stock Settlement of Stock-Based Awards	—	—	—	406	(8)	—	—	—	(8)
Common Stock Repurchases and Excise Tax	—	—	—	4,694,907	(76,728)	7,501	—	—	(69,227)
Net Income	—	—	—	—	—	—	72,181	—	72,181
Amazon Warrants	821,825	—	—	—	—	6,066	—	—	6,066
Stock-based Compensation	—	—	—	—	—	9,274	—	—	9,274
Other Comprehensive Income	—	—	—	—	—	—	—	745	745
December 31, 2023	3,224,093	58,878,723	$589	5,587,722	$(94,341)	$513,988	$94,229	$(62)	$514,403
Stock issued for Stock-Based Awards	—	622,247	6	—	—	2,063	—	—	2,069
Common Stock Repurchases and Excise Tax	—	—	—	755,284	(11,525)	—	—	—	(11,525)
Net Income	—	—	—	—	—	—	52,903	—	52,903
Amazon Warrants	885,042	—	—	—	—	6,533	—	—	6,533
Stock-based Compensation	—	—	—	—	—	6,020	—	—	6,020
Other Comprehensive Loss	—	—	—	—	—	—	—	(30)	(30)
December 31, 2024	4,109,135	59,500,970	$595	6,343,006	$(105,866)	$528,604	$147,132	$(92)	$570,373
Stock issued for Stock-Based Awards	—	1,539,359	15	—	—	6,229	—	—	6,244
Common Stock Repurchases and Excise Tax	—	—	—	1,474,021	(20,015)	—	—	—	(20,015)
Net Income	—	—	—	—	—	—	52,809	—	52,809
Amazon Warrants	1,264,347	—	—	—	—	9,333	—	—	9,333
Stock-based Compensation	—	—	—	—	—	6,305	—	—	6,305
Other Comprehensive Income	—	—	—	—	—	—	—	107	107
December 31, 2025	5,373,482	61,040,329	$610	7,817,027	$(125,881)	$550,471	$199,941	$15	$625,156
See accompanying Notes to Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$52,809	$52,903	$72,181
Adjustments to reconcile Net Income to Cash from Operating Activities:
Depreciation and Amortization	98,878	94,989	88,151
Operating Lease Right-of-use Assets	2,662	2,020	4,291
Gain on Asset Transactions, net	(8,733)	(6,285)	(1,305)
Deferred Income Taxes	17,164	14,427	21,886
Amazon Warrants Expense	4,518	4,357	6,066
Stock-based Compensation Expense	6,305	6,020	9,274
Other, net	2,419	2,080	(1,298)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,754)	11,223	(2,667)
Inventory	(2,355)	(5,041)	(1,458)
Prepaid Expenses	(3,836)	1,986	(4,394)
Lessor Maintenance Deposits	(13,955)	(15,712)	(12,047)
Aircraft Deposits	—	—	(457)
Other Assets	(3,825)	(3,573)	(2,881)
Accounts Payable	3,491	(2,961)	(3,028)
Accrued Transportation Taxes	2,389	2,437	430
Air Traffic Liabilities	6,339	2,690	1
Loyalty Program Liabilities	245	864	(1,701)
Operating Lease Obligations	(3,281)	(2,178)	(4,387)
Other Liabilities	6,626	4,616	7,463
Net Cash Provided by Operating Activities	157,106	164,862	174,120
Cash Flows from Investing Activities:
Purchases of Property & Equipment	(73,128)	(47,332)	(218,160)
Proceeds from the Sale of Property & Equipment	19,250	17,166	4,953
Purchases of Investments	(66,553)	(92,404)	(95,535)
Proceeds from the Maturities of Investments	81,228	130,125	137,220
Other, net	198	842	291
Net Cash (Used in) Provided by Investing Activities	(39,005)	8,397	(171,231)
Cash Flows from Financing Activities:
Common Stock Repurchases	(20,015)	(12,134)	(68,585)
Proceeds from Borrowings	108,000	70,000	119,200
Repayment of Finance Lease Obligations	(20,175)	(45,942)	(21,883)
Repayment of Borrowings	(111,711)	(145,518)	(69,276)
Tax Receivable Agreement Payment	(10,525)	(3,350)	(2,425)
Other, net	1,895	476	832
Net Cash Used in Financing Activities	(52,531)	(136,468)	(42,137)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	65,570	36,791	(39,248)
Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	100,471	63,680	102,928
Cash, Cash Equivalents and Restricted Cash--End of the Period	$166,041	$100,471	$63,680
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental information:
Cash Payments for Interest	$34,950	$42,784	$41,454
Income Taxes Paid:
Federal	$3,923	$90	$1,280
State	476	302	218
Total	$4,399	$392	$1,498
Non-cash transactions:
Aircraft and Flight Equipment Acquired under Finance Leases	$—	$40,116	$18,419
Changes to Finance Lease Assets due to Lease Modifications	—	6,513	26,427
Aircraft and Flight Equipment Acquired from Exercise of Finance Lease Purchase Option, net of Accumulated Depreciation	—	40,632	2,386
Purchases of Property & Equipment in Accounts Payable	2,921	3,219	3,035
Property & Equipment Acquired through Maintenance Contract Incentive Liability	—	10,307	2,149
Maintenance Rights Asset Capitalized into Aircraft and Flight Equipment upon End of Lease	8,750	5,054	—
Maintenance Rights Asset Converted to Accounts Receivable upon End of Lease	7,340	4,265	—
Settlement of Accelerated Share Repurchase Program	—	—	7,501
The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Consolidated Balance Sheets:

	December 31,
	2025	2024	2023
Cash and Cash Equivalents	$144,684	$83,219	$46,279
Restricted Cash	21,357	17,252	17,401
Total Cash, Cash Equivalents and Restricted Cash	$166,041	$100,471	$63,680
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
Cargo. In December 2019, the Company signed the ATSA with Amazon. In June 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20 in 2025. During 2025, all eight additional aircraft were received and placed in-service. In early 2026, the Company agreed to operate another two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that Sun Country operates on behalf of Amazon from 20 to 22. The A&R ATSA includes an initial six-year term, which expires in October 2030. The agreement includes two additional, two-year renewal terms exercisable at Amazon's option, and a subsequent three-year renewal term subject to mutual written agreement, which, if not agreed to, will trigger a final two-year wind-down term. The ATSA has annual rate escalations.
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

The Company’s Sun Country Rewards program allows for the redemption of loyalty points to include payment towards air travel, taxes, and other ancillary purchases. The Company determines the standalone selling price of loyalty points issued using a redemption value approach, which considers the value a passenger will receive upon redemption of the loyalty points. Consideration allocated to loyalty points is deferred, net of estimated breakage, and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs. The Company estimates breakage for loyalty points that are not likely to be redeemed. These estimates are based on historical experience of loyalty point redemption activity and other factors, such as program changes and modifications that could affect the ultimate usage pattern of loyalty points. The current portion of the Loyalty Point Liability is an estimate based on historical redemption patterns over the past 12 months.

The Company also maintains a co-branded Credit Card Program. In March 2025, the Company entered into a new Credit Card Program, which launched in the third quarter of 2025. Subject to certain exceptions, the Credit Card Program has a term of seven years following its launch. Individuals with a co-branded Sun Country credit card receive points for spend incurred on the co-branded credit card, as well as additional elements. These elements include one free alcoholic beverage per flight, 50% discount on seat selection fees, 50% discount on baggage fees, 25% off in-flight food and beverage purchases, as well as priority boarding. The Company is responsible for providing these goods and services.
Under the Company's co-branded credit card program, funds received for the marketing of a co-branded credit card, delivery of additional elements, and delivery of loyalty points are accounted for as a multiple-deliverable arrangement. The arrangement has three distinct performance obligations: loyalty points to be awarded, brand and marketing, and additional elements (which is inclusive of the ancillary products described above). Funds received are allocated between the performance obligations on a relative standalone selling price. Revenue for the brand and marketing performance obligation is recognized as revenue when earned and recorded in Other Revenue. Consideration allocated to the additional elements is recognized as revenue when earned and recorded within Ancillary Revenue. Consideration allocated to loyalty points is deferred and recognized as Passenger Revenue when both the loyalty points have been redeemed and the passenger travel occurs.
Cash and Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents, including certificates of deposit with maturities less than 90 days. The Company maintains cash balances at several financial institutions; at times, such balances may be in excess of insurance limits. The Company has not experienced any losses on these balances.
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
Investments – The Company's investments consist of Debt Securities and Certificates of Deposit with maturities greater than 90 days. The Certificates of Deposit are recorded at cost, plus accrued interest. These certificates serve as collateral for letters of credit required by various airports and other vendors.
The Debt Securities are classified as Current Assets on the Consolidated Balance Sheets because the securities are highly liquid and are available to be quickly converted into known amounts of cash to fund current operations. These investments have original maturities of three months or greater. As of December 31, 2025, all of the Company's outstanding Debt Securities will mature by June 2027. The Company limits its exposure to any one issuer or market sector and largely limits its investments to investment grade quality securities.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Securities downgraded below policy minimums after purchase will be disposed of in accordance with the Company’s investment policy.
The Company's Debt Securities are classified as Available-for-Sale and are reported at fair value on the Company's Consolidated Balance Sheets. Unrealized gains and losses on the Company's Available-for-Sale securities are excluded from Net Income and are reported as a component of Accumulated Other Comprehensive Income, net of income tax effects, within Stockholders' Equity on the Consolidated Balance Sheets until realized. Realized gains and losses are recorded using the specific identification method and reflected in Other, net within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations. The Company did not realize any gains or losses on its Available-for-Sale investments for the years ended December 31, 2025, 2024 and 2023. Premiums and discounts recorded on Available-for-Sale debt securities are accounted for in Interest Income within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations.
At each reporting period, the Company assesses its Available-for-Sale investments in an unrealized loss position to determine whether an impairment exists. The Company will record an impairment if management intends to sell an impaired security, will likely be required to sell a security before recovery of the entire amortized cost, or the same level of collectible cash flows from the security is no longer expected. The entire impairment will be included in Other, net within Non-operating Income (Expense), net on the Company's Consolidated Statement of Operations. The Company did not recognize any impairment losses on its Available-for-Sale investments for the years ended December 31, 2025, 2024 and 2023.
Accounts Receivable – Accounts Receivable are recorded at the amount due from customers and do not bear interest. They consist primarily of amounts due from Amazon, credit card companies associated with ticket sales and Charter customers. The Company's Accounts Receivable balances at December 31, 2025 and 2024 also included $3,639 and $612, respectively, due from aircraft lessors related to maintenance deposits. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for credit losses by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.
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
The Company makes certain assumptions at the inception of the lease and at each Balance Sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors, such as the estimated time between the maintenance events, the cost of such maintenance events, the date the aircraft is due to be returned to the lessor, and the estimated number of flight hours and cycles the aircraft is to be utilized before it is purchased or returned to the lessor. Changes in estimates are accounted for on a prospective basis. As of December 31, 2025, all maintenance deposits are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.

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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Property & Equipment – Property and equipment are recorded at cost or fair value on the date of acquisition and depreciated, when the asset is ready for its intended use, on a straight-line basis to an estimated residual value over their estimated useful lives or lease term (if applicable), whichever is shorter, as follows:

Airframes (1)	10-25 years (depending on age)
Engines – Core (2)	7 or 12 years (based on remaining cycles)
Engines – Initial Greentime (time remaining until the first scheduled major maintenance event)	1st scheduled maintenance event
Leasehold Improvements, Aircraft, Other	3-25 years (or life of lease, if shorter)
Office and Ground Equipment	5-7 years
Computer Hardware and Software	3-5 years
Property and Equipment under Finance Leases (3)	Lesser of the lease term or economic life
Rotable Parts	Average remaining life of aircraft fleet, currently estimated to be 8 years
_____________________________

(1)	Airframes have an estimated residual value of $4,000.
(2)	Engines - Core have an estimated residual value of $1,500.
(3)	For finance leases where the Company is reasonably certain to exercise the purchase option, the lease asset value is assigned to the engine and airframe components which are depreciated on a straight-line basis in accordance with the useful lives outlined in the table above.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The Company applies the built-in overhaul method for significant maintenance costs of owned engines, as well as to engines acquired via finance leases where the Company is reasonably certain to exercise a purchase option. Under this method, engine values are separated into amounts for life limited parts and “greentime”, representing the value of the engine for the time on-wing remaining until the next anticipated major maintenance event. Life limited parts are capitalized based on catalog rates published by the original equipment manufacturer and depreciated over their estimated useful lives. Initial engine "greentime" and subsequent major engine maintenance events are capitalized and depreciated until the next anticipated major maintenance event, assuming no residual value. The period until the next scheduled major maintenance event is estimated based on assumptions such as estimated cycles, hours, and months, required maintenance intervals, and the age/condition of related parts. These assumptions may change based on forecasted aircraft utilization changes, updates to government regulations and manufacturer maintenance intervals, as well as unplanned incidents causing damage requiring a major maintenance event prior to a scheduled visit. If the estimated timing of the next maintenance event changes, the related depreciation period changes prospectively. These expenses are reported as a component of Depreciation and Amortization on the accompanying Consolidated Statements of Operations.
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
Asset Impairment Analysis – Long-lived assets, such as Property & Equipment and finite-lived Other Intangible Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. If circumstances require a long-lived asset or asset group be tested for impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
No triggering events were identified during the years ended December 31, 2025, 2024 or 2023 that would have resulted in impairment losses on the Company's long-lived assets.
Goodwill and Other Intangible Assets – Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination. Other Intangible Assets with Indefinite Lives represents a tradename acquired in a business combination. Other Intangible Assets with Finite Lives represent customer relationships acquired in a business combination and over-market lease assets acquired when the Company purchased five Owned Aircraft Held for Operating Lease. Goodwill and Other Intangible Assets with Indefinite Lives must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that they might be impaired. Goodwill is tested at the reporting unit level. The Company has two reporting units: Passenger and Cargo. All of the Company's Goodwill balance is associated with the Passenger reporting unit.
Other Intangible Assets with Finite Lives are amortized over an estimated useful life. The estimated useful life for the Company's customer relationship intangible asset was based on several factors, including the effects of demand, competition, contractual relationship, and other business factors. The Company concluded that the customer relationships Other Finite-lived Intangible Asset has an estimated life of 12 years and is being amortized over this period on a straight-line basis. The Company's over-market lease asset will be amortized over the remaining lease terms for the respective aircraft. As of December 31, 2025, the remaining leases expire over various dates through the fourth quarter of 2026.
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
The Company performed its most recent annual Goodwill and Other Indefinite-lived Intangible Assets impairment analysis as of October 1, 2025. The Company did not recognize any impairment losses for the years ended December 31, 2025, 2024 or 2023.
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
TRA Liability – In connection with the Company’s IPO, the legal entity Sun Country Airlines Holdings, Inc. entered into a TRA with the pre-IPO stockholders (the “TRA holders”, which includes certain members of the Company's management and certain members of the Company's Board of Directors.). The TRA provides for the payment by the Company to the TRA holders of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that the Company actually realizes (or is deemed to have realized in certain circumstances) as a result of certain tax attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”). The Company will retain the benefit of the remaining 15% of these cash savings.
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
The Company began making TRA payments during the year ended December 31, 2023. TRA payments are classified as Financing Activities in the Company's Consolidated Statement of Cash Flows. The portion of the TRA expected to be paid in the next 12 months is reflected as a current liability on the Consolidated Balance Sheets. All other amounts are reflected as a non-current liability on the Consolidated Balance Sheets. In the case of a merger that constitutes a change of control, such as the Merger Agreement with Allegiant, the TRA will terminate. Upon completion of the potential Merger with Allegiant, the TRA will be settled with the TRA holders. The amount paid to the TRA holders will be the outstanding balance of the TRA at time of closing.
Aircraft Fuel - The Company’s operations are inherently dependent upon the price of aircraft fuel. Aircraft fuel expense includes jet fuel, federal and state taxes, and other fees. As of December 31, 2025 and 2024, the Company had no outstanding fuel derivative contracts.
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
Concentration Risk
Approximately 55% and 25% of the Company’s Accounts Receivable balances as of December 31, 2025, and 2024 were due from Amazon, respectively. In addition, approximately 9% and 13% of the Company’s Accounts Receivable balances as of December 31, 2025 and 2024, were due from one financial institution for tickets purchased via credit cards.
Approximately 46% and 45% of the Company's fuel purchases were made from two vendors that each had fuel purchases representing 10% or more of the Company's total fuel purchases for the years ended December 31, 2025 and 2024, respectively. Approximately 59% of the Company's fuel purchases were made from three vendors that each had fuel purchases representing 10% or more of the Company's total fuel purchases for the year ended December 31, 2023.
Approximately 66% of the Company’s workforce were under union contracts as of December 31, 2025 with four different unions: ALPA, IBT, TWU and AMFA. As of December 31, 2025, approximately 31% of the Company’s union workforce are under contracts that are being negotiated, have become amendable or will expire within the next year.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires, among other disclosures, greater disaggregation of information, the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. On December 31, 2025, the Company adopted this standard retrospectively. See Note 14 included within these Consolidated Financial Statements for the incremental disclosures, as required.
Recently Issued Accounting Standards

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

In May 2025, the FASB issued ASU 2025-04, Clarifications to Share-Based Consideration Payable to a Customer. This ASU clarifies the definition of "performance condition" and in cases of awards with service conditions, eliminates the policy election permitting a grantor to account for forfeitures as they occur. The ASU is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company continues to assess the impact of this ASU on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU requires entities to capitalize software costs when both of the following occur: management

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Entities may adopt this standard using one of three approaches: a prospective transition, a modified transition based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition. The ASU is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual reporting period. The Company continues to assess the impact of this ASU on its Consolidated Financial Statements.
3. MERGER AGREEMENT WITH ALLEGIANT
On January 11, 2026, the Company entered into the Merger Agreement with Allegiant Travel Company, a Nevada corporation (“Allegiant”), under which Allegiant will acquire the Company. Pursuant to the Merger Agreement, each existing share of Sun Country Common Stock will be converted into the right to receive (i) $4.10 in cash, without interest and (ii) 0.1557 shares of Allegiant Common Stock.
Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things, (1) adoption of the Merger Agreement by Sun Country stockholders, (2) approval of the issuance of shares of Allegiant Common Stock pursuant to the Merger Agreement by Allegiant stockholders, (3) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Aviation Administration, the U.S. Department of Transportation and the U.S. Department of Homeland Security, including the TSA, and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (4) the absence of any law or order prohibiting the consummation of the transactions; (5) the effectiveness of the registration statement to be filed by Allegiant and Sun Country with the SEC pursuant to the Merger Agreement; and (6) the authorization and approval for listing on NASDAQ of the shares of Allegiant Common Stock to be issued to holders of Sun Country Common Stock in the Merger.
The Merger Agreement includes customary termination rights in favor of each party. In certain circumstances, the Company may be required to pay Allegiant, or Allegiant may be required to pay the Company, a termination fee or expense reimbursement in connection with the termination of the Merger Agreement. The Merger is expected to close in the second half of 2026, subject to certain closing conditions as detailed above.
4. REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Passenger (consisting of Scheduled Service, Charter, and Ancillary), Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the DoW, collegiate and professional sports teams, and casinos. Ancillary revenues consist of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon under both the original ATSA and the A&R ATSA. For more information on the original and the A&R ATSA, see Note 2 included within these Consolidated Financial Statements. Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products and rental revenue related to certain transactions where the Company serves as a lessor, and revenue for the brand and marketing performance obligation related to the Company's co-branded credit card program.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The significant categories comprising Operating Revenues are as follows:

	Year Ended December 31,
	2025	2024	2023
Scheduled Service	$403,998	$409,133	$453,862
Charter	224,227	197,045	190,128
Ancillary	294,904	307,909	276,133
Passenger	923,129	914,087	920,123
Cargo	155,027	107,174	99,735
Other	48,613	54,478	29,762
Total Operating Revenue	$1,126,769	$1,075,739	$1,049,620
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
Total Operating Revenues by geographic region are as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$1,086,518	$1,039,339	$1,008,582
Latin America	40,152	36,400	40,548
Other	99	—	490
Total Operating Revenue	$1,126,769	$1,075,739	$1,049,620
Contract Balances
The Company’s contract assets relate to costs incurred to prepare the Amazon cargo aircraft for service under the original ATSA and the A&R ATSA, as well as warrants that have vested and will be amortized against Cargo revenue over the remaining term of the A&R ATSA. The balances are included in Other Current Assets and Other Assets on the Consolidated Balance Sheets.
The Company’s contract liabilities are comprised of: 1) ticket sales for transportation that has not yet been provided (reported as Air Traffic Liabilities on the Consolidated Balance Sheets), 2) outstanding loyalty points that may be redeemed for future travel and other non-air travel awards (reported as Loyalty Program Liabilities on the Consolidated Balance Sheets), 3) the Amazon Deferred Up-front Payment received under the original ATSA (reported within Other Current Liabilities and Other Long-term Liabilities on the Consolidated Balance Sheets), and 4) a one-time payment received upon launch of the co-branded Credit Card Program (reported within Other Current Liabilities and Other Long-term Liabilities on the Consolidated Balance Sheets).
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
In March 2025, the Company entered into a new co-branded Credit Card Program, which launched in the third quarter of 2025. Upon launch of the program, the Company received a one-time payment of $1,016, which was recorded as a contract liability. The one-time payment is being amortized into Other Revenue on a straight-line basis over the term of the agreement. Subject to certain exceptions, the Credit Card Program has a term of seven years following its launch.
Contract Assets and Liabilities are as follows:

	December 31,
	2025	2024
Contract Assets
Amazon Contract	$13,347	$4,135
Total Contract Assets	$13,347	$4,135

Contract Liabilities
Air Traffic Liabilities	$167,024	$160,686
Loyalty Program Liabilities	14,846	14,601
Amazon Contract	1,686	1,612
Credit Card Program	976	—
Total Contract Liabilities	$184,532	$176,899
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the year ended December 31, 2025, $156,792 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2024.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Changes in the Loyalty Program Liabilities are as follows:

	2025	2024
Balance - January 1	$14,601	$13,737
Loyalty Points Earned	8,974	8,810
Loyalty Points Redeemed (1) (2)	(8,729)	(7,946)
Balance - December 31	$14,846	$14,601
________________________________

(1)	Loyalty points are combined in one homogenous pool, that includes both air and non-air travel awards, and are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.
(2)	Includes $355 of other deferred loyalty payments, net of the amount earned for the year ended December 31, 2024.
5. EARNINGS PER SHARE
The following table shows the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net Income	$52,809	$52,903	$72,181

Denominator:
Weighted Average Common Shares Outstanding - Basic	53,116,591	52,908,322	55,507,144
Dilutive effect of Stock Options, RSUs and Warrants	1,743,556	2,147,575	3,017,508
Weighted Average Common Shares Outstanding - Diluted	54,860,147	55,055,897	58,524,652

Basic earnings per share	$0.99	$1.00	$1.30
Diluted earnings per share	$0.96	$0.96	$1.23
The Company has excluded 4,405,389 and 4,646,754 of stock options, RSUs and warrants that would have had an anti-dilutive effect on its diluted earnings per share calculation for the years ended December 31, 2025 and 2024, respectively. The Company's anti-dilutive shares for the year ended December 31, 2023 were not material to the Consolidated Financial Statements.
6. AIRCRAFT
As of December 31, 2025, Sun Country's fleet consisted of 70 Boeing 737-NG aircraft, comprised of 65 Boeing 737-800s and five Boeing 737-900ERs.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following tables summarize the Company’s aircraft fleet activity for the years ended 2025 and 2024, respectively:

	December 31, 2024	Additions	Reclassifications	Removals	December 31, 2025
Passenger:
Owned	34	—	2	(1)	35
Finance leases	11	—	1	—	12
Sun Country Airlines' Fleet	45	—	3	(1)	47
Cargo:
Aircraft Operated for Amazon	12	8	—	—	20
Other:
Owned Aircraft Held for Operating Lease	4	—	(2)	—	2
Subleased Aircraft (1)	2	—	(1)	—	1
Total Aircraft Operated	63	8	—	(1)	70

	December 31, 2023	Additions	Reclassifications	Removals	December 31, 2024
Passenger:
Owned	29	1	4	—	34
Finance leases	13	1	(3)	—	11
Sun Country Airlines' Fleet	42	2	1	—	45
Cargo:
Aircraft Operated for Amazon	12	—	—	—	12
Other:
Owned Aircraft Held for Operating Lease	5	—	(1)	—	4
Subleased Aircraft (1)	1	1	—	—	2
Total Aircraft Operated	60	3	—	—	63

(1)	The head leases associated with these subleases are classified as finance leases.
During the year ended December 31, 2025, the Company received and placed in-service all eight additional cargo aircraft under the A&R ATSA. In early 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that Sun Country operates on behalf of Amazon from 20 to 22. During the year ended December 31, 2025, amendments were executed to extend the lease expiry terms for three Owned Aircraft Held for Operating Lease, which now expire over various dates through the fourth quarter of 2026. During the year ended December 31, 2025, the Company accepted delivery of two of the Owned Aircraft Held for Operating Lease that were leased to an unaffiliated airline. See Note 9 of these Consolidated Financial Statements for more information on these transactions. During the year ended December 31, 2025, an amendment was executed to extend the lease expiry terms for one of the Company's subleased aircraft, which now expires in the second quarter of 2026. In February 2026, an additional amendment was executed to extend the sublease expiry term through the fourth quarter of 2026. During the year ended December 31, 2025, the Company accepted delivery of one leased aircraft that was previously subleased to an unaffiliated airline. During the year ended December 31, 2025, the Company retired one aircraft. Of the 37 owned aircraft and Owned Aircraft Held for Operating Lease as of December 31, 2025, 31 aircraft were financed, five aircraft have been pledged to support the ability to efficiently utilize the Company's four-year $75,000 Revolving Credit Facility, and one aircraft was unencumbered. See Note 8 for more information on the Company's Revolving Credit Facility.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

During the year ended December 31, 2024, the Company acquired one incremental aircraft and took control of two aircraft through finance lease arrangements, one of which was subsequently subleased to an unaffiliated airline. Further, the Company purchased three aircraft previously classified as finance leases. Additionally, the Company accepted delivery of one of the Owned Aircraft Held for Operating Lease that was leased to an unaffiliated airline, which was inducted into the passenger fleet.
Depreciation, amortization, and rent expense on aircraft is as follows:

		Year Ended December 31,
Aircraft Status	Expense Type	2025	2024	2023
Owned	Depreciation	$58,045	$56,383	$55,260
Finance Leased	Amortization	20,823	22,079	20,122
Operating Leased	Aircraft Rent (1)	—	—	2,281
		$78,868	$78,462	$77,663
_________________________________

(1)	Aircraft Rent expense includes credits for the amortization of over-market liabilities established at the Acquisition Date.

Depreciation expense on owned aircraft and amortization expense on finance leased aircraft are both classified in Depreciation and Amortization on the Consolidated Statements of Operations.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Components of Goodwill and Other Intangible Assets were as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$222,223	$—	$222,223
Other Intangible Assets with Finite Lives:
Customer Relationships	48,000	(30,890)	17,110
Over-Market Asset	3,741	(3,590)	151
Other Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	107,741	(34,480)	73,261
Total Goodwill and Other Intangible Assets	$329,964	$(34,480)	$295,484

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Goodwill	$222,223	$—	$222,223
Other Intangible Assets with Finite Lives:
Customer Relationships	48,000	(26,890)	21,110
Over-Market Asset	3,741	(3,013)	728
Other Intangible Assets with Indefinite Lives:
Tradename	56,000	—	56,000
Total Other Intangible Assets	107,741	(29,903)	77,838
Total Goodwill and Other Intangible Assets	$329,964	$(29,903)	$300,061

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The Company recognized $4,577, $5,713 and $5,300 of amortization expense on Other Intangible Assets with Finite Lives during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, $577, $1,713 and $1,300 of the amortization expense on Other Intangible Assets with Finite Lives is associated with the over-market asset amortization, respectively. The amortization expense associated with the over-market asset is recorded as contra revenue within Other Revenue on the Consolidated Statements of Operations.
Estimated future annual amortization on the Company's Other Intangible Assets with Finite Lives is as follows:

December 31	Annual Amortization of Other Intangible Assets with Finite Lives
2026	$4,151
2027	4,000
2028	4,000
2029	4,000
2030	1,110
Total	$17,261
8. DEBT
Credit Facilities
In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The new Revolving Credit Facility replaces the Company's previous $25,000 revolving credit facility. The interest rate on borrowings is determined using a base rate plus an applicable margin of 2.5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.6%. The Revolving Credit Facility is guaranteed by the Company and secured by a pool of collateral. Accordingly, the Company pledged certain assets as collateral, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. Available funds from the Revolving Credit Facility can be used for general corporate purposes. The Revolving Credit Facility includes financial covenants that require the Company to maintain: 1) minimum liquidity, as defined within the agreement, of not less than $55,000, 2) a minimum adjusted EBITDAR of $110,000 for any four consecutive fiscal quarters and 3) a minimum ratio of the borrowing base of the collateral to outstanding obligations under the Revolving Credit Facility of not less than 1.0 to 1.0. The Company was in compliance with these financial covenants as of December 31, 2025. As of December 31, 2025, the Company had $75,000 of financing available through the Revolving Credit Facility.
Long-term Debt
2025 Term Loan Facility
In September 2025, the Company executed a term loan facility with a face amount of $108,000 ("2025 Term Loan Facility") for the purpose of refinancing the Company's five Boeing 737-900ER aircraft, of which two are currently on lease to an unaffiliated airline. The Company's five Boeing 737-900ERs are pledged as collateral. During the year ended December 31, 2025, the Company drew the full $108,000 face amount from the 2025 Term Loan Facility. The proceeds were used to repay the remaining $20,953 of the term loan credit facility executed in March 2023 ("2023 Term Loan Credit Facility") with the remainder to be used for general corporate purposes. The 2025 Term Loan Facility is repaid quarterly through September 2032, with the remaining balance due and payable in a single payment upon maturity.
The fixed interest rate on the 2025 Term Loan Facility is 5.98%, which was determined using a base rate plus an applicable margin of 2.60%. During the year ended December 31, 2025, the Company recorded $1,604 in debt issuance costs associated with the 2025 Term Loan Facility.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

2023 Term Loan Credit Facility
During the year ended December 31, 2023, the Company executed the 2023 Term Loan Credit Facility with a face amount of $119,200 for the purpose of financing the initial acquisition of five Boeing 737-900ER aircraft. On the acquisition date, all five aircraft were on lease to an unaffiliated airline. The loan was repaid monthly. During the lease term, payments collected from the lessee were applied directly to the repayment of principal and interest on the 2023 Term Loan Credit Facility. The Owned Aircraft Held for Operating Lease, as well as the related lease payments received from the lessee, were pledged as collateral. In December 2024, the Company made a partial repayment of $60,000 on the 2023 Term Loan Credit Facility using proceeds from the reissued Class C trust certificates Series 2019-1.
During the year ended December 31, 2025, the Company repaid the outstanding balance of $20,953 of the 2023 Term Loan Credit Facility in full using proceeds received from the 2025 Term Loan Facility. The Company recorded a $391 loss on extinguishment of debt during the year ended December 31, 2025 in connection with repayment of the 2023 Term Loan Credit Facility, which represents the write-off of the remaining unamortized deferred financing costs.
Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of the 2022-1 EETC in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.04% as of December 31, 2025.
In December 2019, the Company arranged for the issuance of the 2019-1 EETC in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 used aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments on the 2019-1 EETC each June and December, through December 2027. These notes bear interest at an annual rate between 4.13% and 7.10%. The weighted average interest rate was 5.56% as of December 31, 2025.
In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the proceeds to repay a portion of the 2023 Term Loan Credit Facility. The reissued Class C trust certificates had no impact on the bi-annual payment schedule or the term of the 2019-1 EETC.
Long-term Debt includes the following:

	December 31,
	2025	2024
2019-1 EETC (see terms and conditions above)	$101,512	$158,510
2022-1 EETC (see terms and conditions above)	118,288	138,532
2023 Term Loan Credit Facility (see terms and conditions above)	—	33,080
2025 Term Loan Facility (see terms and conditions above)	106,610	—
Total Debt	326,410	330,122
Less: Unamortized debt issuance costs	(3,064)	(3,000)
Less: Current Maturities of Long-term Debt, net	(68,017)	(87,579)
Total Long-term Debt, net	$255,329	$239,543

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Future maturities of the outstanding Debt are as follows:

December 31	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
2026	$69,057	$(1,040)	$68,017
2027	97,113	(813)	96,300
2028	31,973	(460)	31,513
2029	39,589	(340)	39,249
2030	29,974	(239)	29,735
Thereafter	58,704	(172)	58,532
Total	$326,410	$(3,064)	$323,346
The fair value of Debt was $315,872 and $311,103 as of December 31, 2025 and 2024, respectively. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily based on Level 3 inputs.
9. LEASES
Lessee and Sublease Arrangements
The Company classifies its Leases into three categories: Aircraft, Real Estate, and Other. Aircraft leases consist of aircraft, engines, and aircraft equipment under lease agreements. As of December 31, 2025, the Company had 13 leases for aircraft, all of which were under finance leases. Real estate leases consist of leased hangar and headquarter facilities, a simulator housing facility, and other leases consist of non-aircraft equipment under operating lease agreements. Real estate and other leases generally have initial terms of up to ten years.
The Company’s Cargo fleet of 20 aircraft is subleased directly from Amazon and the Company operates them pursuant to the A&R ATSA. The sublease arrangement does not qualify as a lease because the Company does not control the use of the aircraft. As such, no right-of-use asset and lease liability is recognized in these financial statements for the Amazon arrangement. This conclusion is unchanged from the original ATSA. For more information on the A&R ATSA, see Note 2 within these Consolidated Financial Statements.
As of December 31, 2025, the Company had one subleased aircraft which was classified as an operating lease. This sublease arrangement does not relieve the Company of its primary lease obligations with the lessor (the "head lease"). Therefore, the Company continues to account for the head lease as a finance lease. The Company is entitled to fixed payments over the remaining sublease terms, with additional variable sublease payments based on aircraft utilization. The sublease expires in the second quarter of 2026. The aircraft will be delivered to Sun Country on the sublease expiry date and will continue to be leased by the Company. The aircraft is expected to be inducted into the Company's fleet upon redelivery. The rental revenue associated with the sublease is recognized as it is earned and is included in Other Revenue. As of December 31, 2025, future undiscounted cash flows of $1,325 are expected to be received in 2026.
In February 2026, an amendment was executed to extend the lease expiry term for the one aircraft subleased to an unaffiliated airline, which now expires in the fourth quarter of 2026. As a result, future undiscounted cash flows of $2,915 are expected to be received in 2026.
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
Lessor Arrangements
During the year ended December 31, 2023, the Company acquired five Owned Aircraft Held for Operating Lease. The Company obtained outright ownership of these aircraft upon purchase and assumed the position of lessor until the end of the related aircraft lease terms. The Company is entitled to fixed payments over the remaining lease term for each aircraft, which expire at various dates through the fourth quarter of 2026. On each lease expiry date, the Owned Aircraft Held for Operating Lease will be redelivered to Sun Country and are expected to be inducted into the Company’s fleet. The rental revenue associated with the Owned Aircraft Held for Operating Lease is recognized as it is earned and is included in Other Revenue. The Company recognized $14,328, $23,380 and $17,689 of rental revenue during the years ended December 31, 2025, 2024 and 2023 respectively. As of December 31, 2025, future undiscounted cash flows of $6,600 are expected to be received in 2026.
Upon acquisition of the Owned Aircraft held for Operating Lease during the year ended December 31, 2023, the Company recognized a Maintenance Rights Asset associated with the acquired leases. During the years ended December 31, 2025 and 2024, the Company accepted delivery of two and one, respectively, Owned Aircraft Held for Operating Lease that were previously leased to an unaffiliated airline. Based on the maintenance condition of the aircraft on the lease return dates, the Maintenance Rights Asset settlements resulted in capitalized asset improvements of $8,750 and $5,054, and cash received from the lessee in excess of the Maintenance Rights Asset totaling $5,808 and $2,849, for the years ended December 31, 2025 and 2024, respectively. The cash received for end of lease compensation in excess of the Maintenance Rights Asset was recognized within Other Revenue on the Company’s Consolidated Statement of Operations. For more information on the Maintenance Rights Asset and related accounting, see Note 2 included within these Consolidated Financial Statements.
The following table summarizes the lease-related assets and liabilities recorded on the Company’s Consolidated Balance Sheets:

		December 31,
	Classification	2025	2024
Assets
Finance lease assets, net	Property and Equipment, net	$213,108	$234,960
Operating lease assets	Operating Lease Right-of-use Assets	14,257	16,896
Owned Aircraft and Flight Equipment Held for Operating Lease	Property and Equipment, net	54,388	113,535
Total lease assets		$281,753	$365,391
Liabilities
Current:
Finance lease liabilities	Current Finance Lease Obligations	$61,616	$20,175
Operating lease liabilities	Current Operating Lease Obligations	3,601	3,281
Long-term:
Finance lease liabilities	Long-term Finance Lease Obligations	189,471	251,087
Operating lease liabilities	Long-term Operating Lease Obligations	13,792	17,369
Total lease liabilities		$268,480	$291,912

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table provides details of the Company’s obligations under Finance and Operating Leases as of December 31, 2025:

	Finance Leases			Operating Leases
Year Ending December 31	Aircraft	Real Estate	Total	Real Estate and Other
2026	$76,132	$1,773	$77,905	$4,827
2027	26,724	1,773	28,497	4,815
2028	44,232	1,773	46,005	4,853
2029	87,153	1,404	88,557	2,922
2030	56,256	—	56,256	1,181
Thereafter	2,162	—	2,162	2,248
Total Minimum Lease Payments	292,659	6,723	299,382	20,846
Less: Amount Representing Interest	(47,118)	(1,177)	(48,295)	(3,453)
Present Value of Minimum Lease Payments	245,541	5,546	251,087	17,393
Less: Short-term Obligations	(60,356)	(1,260)	(61,616)	(3,601)
Long-term Lease Obligations	$185,185	$4,286	$189,471	$13,792
The following table presents lease costs related to the Company’s Finance and Operating Leases:

		Year Ended December 31,
	Classification	2025	2024	2023
Finance lease cost
Amortization of leased assets	Depreciation and Amortization	$21,852	$23,108	$21,150
Interest on lease liabilities	Interest Expense	17,652	19,568	16,325

Operating lease cost
Included in ROU asset - Aircraft	Aircraft Rent (1)	—	—	2,210
Included in ROU asset - Real Estate & Other	Ground Handling, Landing Fees and Airport Rent & Other Operating	4,689	4,644	4,438
Short-term lease cost	Aircraft Rent	—	—	396
Variable - Aircraft	Aircraft Rent (1)	—	—	(325)
Variable - Other	Landing Fees & Airport Rentals	3,123	2,691	2,212
Sublease Income	Other Revenue	(14,771)	(16,091)	(768)
Total Lease cost		$32,545	$33,920	$45,638
_________________________________

1)
The year ended December 31, 2023 included credits of $723 for the amortization of Over-market Liabilities established at the Acquisition Date related to lease rates and maintenance reserves. As of December 31, 2023, the balance of Over-market liabilities was $0.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table presents Supplemental cash flow information related to leases, included in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows for Operating Leases	$4,771	$3,888	$5,971
Operating Cash Flows for Finance Leases	$17,652	$19,568	$16,325
Financing Cash Flows for Finance Leases	$20,175	$45,942	$21,883
The table below presents lease-related terms and discount rates related to the Company’s Finance and Operating Leases:

	Year Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term
Operating Leases	4.8 years	5.6 years	6.8 years
Finance Leases	3.4 years	4.4 years	4.9 years

Weighted-average discount rates
Operating Leases	7.8%	7.8%	6.5%
Finance Leases	6.8%	6.8%	6.6%
During the year ended December 31, 2023 the Company expensed $620 of maintenance reserve payments. These expenses are reflected in Aircraft Rent on the accompanying Consolidated Statements of Operations. During the year ended December 31, 2023, the composition of our aircraft fleet shifted from aircraft under operating leases to all owned aircraft or aircraft under finance leases. Accordingly, we did not expense any maintenance reserve payments during the years ended December 31, 2025 or 2024 because all maintenance deposits are expected to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
10. STOCK-BASED COMPENSATION
In March 2021, the stockholders approved the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (the “Plan”). The Plan authorizes that no more than 3,600,000 shares of Common Stock may be delivered in the aggregate pursuant to Awards granted under the Plan. An “Award” means any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, RSU, Other Stock-Based Award, or Other Cash-Based Award granted under the Plan. As of December 31, 2025, there were 1,808,707 shares available for future grants under the Plan. Upon implementation of the Plan, grants under the October 2018 equity incentive plan ceased. Awards already issued under the 2018 plan are not impacted by the new Plan.
Stock compensation expense was $6,305, $6,020, and $9,274 during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023 there was a $1,783, $45 and $1,048 tax benefit recognized in income related to stock compensation expense, respectively. During the year ended December 31, 2023, all conditions associated with the time-based and performance-based options granted under the SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan were met. As a result, 100% of the remaining unvested time-based and performance-based stock options vested. Therefore, during the year ended December 31, 2023, the Company recognized an acceleration of stock-based compensation expense for the time-based and performance-based stock options totaling $2,960. There was $7,817 of total unrecognized compensation expense related to both the RSUs and PRSUs that are probable of

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

vesting as of December 31, 2025. This unrecognized compensation is expected to be fully recognized over a weighted average period of approximately 1.9 years.
Time-Based Stock Options
The following table is a summary of the Company's time-based stock option activity:

	Time-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,356,522	$6.72	$2.89	6.1
Forfeited	(3,882)	28.24	11.80
Exercised	(89,542)	5.78	2.54
Outstanding as of December 31, 2023	1,263,098	$6.72	$2.93	5.2
Forfeited	(32,060)	15.17	6.69
Exercised	(132,837)	5.30	2.39
Outstanding as of December 31, 2024	1,098,201	$6.65	$2.88	4.2
Forfeited	(9,308)	13.78	5.42
Exercised	(293,649)	5.30	2.39
Outstanding, Exercisable and Vested as of December 31, 2025	795,244	$7.06	$3.04	2.6	$6,416
All time-based stock options had vested as of December 31, 2023. All time-based stock options expire ten years after the grant date. The intrinsic value of stock options exercised in 2025, 2024 and 2023 was $2,639, $1,060 and $1,421, respectively.
Performance-Based Stock Options
The following table is a summary of the Company's performance-based stock option activity:

	Performance-Based Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,178,533	$6.45	$1.83	6.1
Forfeited	(7,812)	25.54	9.76
Exercised	(372,567)	5.75	1.59
Outstanding as of December 31, 2023	2,798,154	$6.49	$1.84	5.1
Forfeited	(69,135)	15.17	3.39
Exercised	(257,501)	5.30	1.50
Outstanding as of December 31, 2024	2,471,518	$6.37	$1.83	4.1
Forfeited	(14,868)	13.78	3.39
Exercised	(884,514)	5.30	1.50
Outstanding, Exercisable and Vested as of December 31, 2025	1,572,136	$6.90	$2.00	2.7	$12,736

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

All performance-based stock options had vested as of December 31, 2023. The intrinsic value of performance-based stock options exercised in 2025, 2024 and 2023 was $8,550, $2,097 and $5,253, respectively. All performance-based stock options expire ten years after the grant date.
Time-Based Restricted Stock Units

	Time-Based Restricted Stock Units
	Number of shares	Weighted average grant date fair value per share
Outstanding as of December 31, 2022	230,191	$20.39
Granted	458,271	17.19
Forfeited	(54,751)	18.89
Vested	(198,967)	18.60
Outstanding as of December 31, 2023	434,744	$18.03
Granted	509,366	13.76
Forfeited	(39,869)	15.85
Vested	(231,909)	18.15
Outstanding as of December 31, 2024	672,332	$14.88
Granted	613,699	14.93
Forfeited	(234,921)	14.97
Vested	(361,196)	15.06
Outstanding as of December 31, 2025	689,914	$14.69
The Company measures compensation expense for grants of time-based RSUs using the Company's share price on the date of grant. The Company recognizes expense associated with the RSUs in an amount equal to the fair value on the date of the grant and on a straight-line basis over the requisite service period of the award. RSUs vest ratably over the term of the award, which is typically three years. The total grant date fair value of restricted stock units vested was $5,440, $4,209 and $3,701 during the years ended December 31, 2025, 2024 and 2023, respectively.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Performance-Based Restricted Stock Units

	Performance-Based Restricted Stock Units
	Number of shares	Weighted average grant date fair value per share
Outstanding as of December 31, 2023	—	$—
Granted	172,737	14.48
Forfeited	(2,692)	14.49
Outstanding as of December 31, 2024	170,045	$14.48
Granted	178,636	17.07
Forfeited	(124,543)	15.77
Outstanding as of December 31, 2025	224,138	$15.83
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
11. DEFINED CONTRIBUTION 401(k) PLAN
The Company has a 401(k) profit-sharing retirement plan covering substantially all employees. The plan allows employee contributions up to 50% of a participant’s eligible compensation, subject to limits established under the 401(k) plan and annual IRS elective deferral limits. The Company currently matches 100% of participants' contributions up to a maximum of 4% for non-pilot and non-flight attendant participants’ eligible compensation. Pursuant to the current pilot CBA, the Company was required to make non-discretionary contributions based on gross earnings of 14% in 2023 and 15% in 2024 and thereafter for all pilot participants. Pursuant to the current flight attendant CBA, the Company matches contributions made by participants up to a maximum of 6% of eligible compensation. Contributions for pilot, flight attendant, and non-pilot and non-flight attendant participants are classified in Salaries, Wages, and Benefits on the Consolidated Statements of Operations.
The Company made 401(k) contributions as follows:

	Year Ended December 31,
	2025	2024	2023
Non-Discretionary	$25,422	$21,237	$16,733
Discretionary	3,293	3,079	2,429
Total 401(k) Contributions	$28,715	$24,316	$19,162

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

12. INVESTMENTS
A summary of debt securities by major security type:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (1):
Municipal Debt Securities	$3,859	$4	$—	$3,863
Corporate Debt Securities	41,336	38	(7)	41,367
U.S. Government Agency Securities	37,918	7	(24)	37,901
Total	$83,113	$49	$(31)	$83,131

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities (1):
Corporate Debt Securities	$53,452	$22	$(40)	$53,434
U.S. Government Agency Securities	44,303	2	(103)	44,202
Total	$97,755	$24	$(143)	$97,636

(1)
The Company also holds Certificates of Deposit with maturities greater than 90 days that are included in Investments on the Consolidated Balance Sheets totaling $6,498 and $6,417 as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025, the unrealized losses were the result of increases in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of December 31, 2025, the Company believes that any unrealized losses will recover prior to the investment's conversion to cash.
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
Debt – See Note 8 for more information on the Company's debt financings and related fair values.
The following table summarizes the assets measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$144,684	$—	$—	$144,684
Available-for-Sale Securities:
Municipal Debt Securities	—	3,863	—	3,863
Corporate Debt Securities	—	41,367	—	41,367
U.S. Government Agency Securities	—	37,901	—	37,901
Total Available-for-Sale Securities	—	83,131	—	83,131
Certificates of Deposit	6,498	—	—	6,498
Total Assets Measured at Fair Value on a Recurring Basis	$151,182	$83,131	$—	$234,313

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash & Cash Equivalents	$83,219	$—	$—	$83,219
Available-for-Sale Securities:
Corporate Debt Securities	—	53,434	—	53,434
U.S. Government Agency Securities	—	44,202	—	44,202
Total Available-for-Sale Securities	—	97,636	—	97,636
Certificates of Deposit	6,417	—	—	6,417
Total Assets Measured at Fair Value on a Recurring Basis	$89,636	$97,636	$—	$187,272

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

14. INCOME TAXES
The following table summarizes the significant components of the provision for income taxes from continuing operations:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$93	$1,697	$—
State and Local	145	547	92
Total Current Tax Expense	238	2,244	92

Deferred:
Federal	14,756	13,389	19,609
State and Local	2,408	1,038	2,277
Total Deferred Tax Expense	17,164	14,427	21,886

Total:
Federal	14,849	15,086	19,609
State and Local	2,553	1,585	2,369
Total Income Tax Expense	$17,402	$16,671	$21,978
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2025		2024		2023
Federal Statutory Tax Rate	$14,745	21.0%	$14,610	21.0%	$19,773	21.0%
State Tax, net of Federal Impact (1)	2,017	2.9%	1,252	1.8%	1,871	2.0%
Nontaxable or Nondeductible Items:
Stock Compensation Benefit	(1,783)	(2.5)%	(45)	(0.1)%	(1,048)	(1.1)%
Executive Compensation Limitation	1,530	2.2%	215	0.3%	902	1.0%
Other Permanent Adjustments	893	1.2%	639	1.0%	480	0.4%
Effective Tax Rate	$17,402	24.8%	$16,671	24.0%	$21,978	23.3%

(1)	The state tax rate in Minnesota and Florida made up the majority (greater than 50 percent) of the tax effect in this category.
On July 4, 2025, the OBBBA was signed into law. The Company's effective tax rate for 2025 did not materially change as a result of the legislation.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

The following table summarizes the significant components of the Company’s deferred taxes:

	December 31,
	2025	2024
Deferred Tax Assets:
Net Operating Loss	$71,474	$66,834
Finance Lease Obligations	40,272	42,840
Operating Lease Obligations	3,511	4,123
Loyalty Program Liabilities	3,668	3,258
Interest Expense Limitation	929	8,374
Other	12,763	11,279
Total Deferred Tax Assets	132,617	136,708

Deferred Tax Liabilities:
Accelerated Depreciation	(126,296)	(113,679)
Finance Lease Assets	(32,994)	(36,535)
Operating Lease Right-of-use Assets	(3,279)	(3,886)
Prepaid Maintenance	(4,999)	(4,135)
Other	(5,810)	(2,039)
Total Deferred Tax Liabilities	(173,378)	(160,274)
Total Net Deferred Tax (Liabilities) Assets	$(40,761)	$(23,566)
As of December 31, 2025, the Company has $68,709 of federal NOLs and $2,765 of state NOLs, net of tax effect, available that may be applied against future tax liabilities. As a result of ownership changes that occurred in 2021, the existing federal and state NOLs may be subject to certain limitations under Section 382 of the Internal Revenue Code. However, the Company does not believe these limitations will adversely impact its ability to use these losses to offset taxable income in future periods. There is no expiration of federal net operating losses. The state NOLs begin to expire in 2033.
In assessing the realizability of Deferred Tax Assets, management considers whether it is more likely than not that some portion or all the Deferred Tax Assets will not be realized. The ultimate realization of the Deferred Tax Assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible. Management considers the scheduled reversal of the liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. As of December 31, 2025, management believes that it is more likely than not that the future results of the operations will generate sufficient taxable income to realize the tax benefits related to its Deferred Tax Assets.
The Company recognizes the consolidated financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. If applicable, the Company reports both accrued interest and penalties related to unrecognized tax benefits as a component of Income Tax Expense in the Consolidated Statements of Operations. As of December 31, 2025 and 2024, the Company had no liability for unrecognized tax benefits recorded in its Consolidated Balance Sheets.
The Company files income tax returns in the United States and various states. In the normal course of business, the Company is subject to potential income tax examination by the federal and state tax authorities in these jurisdictions for tax years that are open under local statute. For U.S. federal income tax purposes, the Company's 2024, 2023, and 2022 tax returns remain open to examination. For U.S. state income tax purposes, the Company's 2024, 2023, 2022, and 2021 tax returns remain open to examination.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Tax Receivable Agreement
In connection with the Company’s IPO, the legal entity Sun Country Airlines Holdings, Inc. entered into a TRA with the TRA holders. Upon the closing of the IPO, the Company recognized a non-current liability of $115,200, which represented undiscounted aggregate payments that were expected to be paid to the TRA holders, with an offset to Stockholders’ Equity. The total TRA balance as of December 31, 2025 and 2024 was $87,169 and $97,694, of which no amount and $10,325 was current, respectively. During the years ended December 31, 2025, 2024 and 2023 the Company made payments of $10,525, $3,350 and $2,425 respectively, to the TRA holders, which includes certain members of the Company's management and certain members of the Company's Board of Directors.
The TRA liability is an estimate and actual amounts payable under the TRA could differ from this estimate. For example, changes to full year taxable income, as well as changes in tax laws may impact the timing of TRA liability payments. The decrease in the current portion of the TRA balance is primarily due to the OBBBA enacted on July 4, 2025. Payments will be made in future periods as the Pre-IPO Tax Attributes are utilized. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then it would not be required to make the related TRA payments. In the case of a merger that constitutes a change of control, such as the Merger Agreement with Allegiant, the TRA will terminate. Upon completion of the potential Merger with Allegiant, the TRA will be settled with the TRA holders. The amount paid to the TRA holders will be the outstanding balance of the TRA at time of closing. For more information on the TRA see Note 2 within these Consolidated Financial Statements.
15. SPECIAL ITEMS
Special Items, net reflects expenses, or credits to expense, that are not representative of our ongoing costs for the periods presented and may vary from period to period in nature, frequency, and amount.
In March 2025, the Company's flight attendants, represented by the International Brotherhood of Teamsters, ratified a new five-year CBA. Upon ratification of the new agreement, eligible flight attendants became entitled to a one-time ratification bonus. Eligibility requirements stipulate that flight attendants must be on the seniority list as of the ratification date, have completed probation, and hold an active status in order to receive the bonus payment. Certain portions of the ratification bonus will be paid in future periods as flight attendants on the seniority list as of the ratification date complete their probationary period or change their status from inactive to active. Ratification bonuses were paid to all eligible flight attendants during the year ended December 31, 2025, per the CBA. The Company recognized ratification bonuses of $1,886, including $145 of payroll-related tax expense, for the year ended December 31, 2025. These items were included within Special Items, net on the Company's Consolidated Statements of Operations.
16. STOCKHOLDERS' EQUITY
Common Stock Repurchases
The Company may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans. All costs to repurchase the Company's Common Stock, as well as specific direct and incremental costs incurred, are included in the cost to acquire treasury shares.
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
During the three months ended June 30, 2025, the Company's Board of Directors authorized $25,000 to repurchase shares of the Company's Common Stock. During the year ended December 31, 2025, the Company repurchased 843,107 shares of its Common Stock at a total cost of $10,015 or an average price of $11.88 per share. The repurchases were open market purchases. As of December 31, 2025, the Company had $15,000 remaining of Board authorization to repurchase shares of its Common Stock. Under the Merger Agreement with Allegiant, the Company is prohibited from repurchasing any shares of its Common Stock during the period from January 11, 2026 to the time of closing of the Merger.
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
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide Cargo services under the original ATSA. In connection with the original ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. The exercise period of these warrants is through the eighth anniversary of the issue date. There were 632,183 warrants that vested upon execution of the ATSA and 63,217 warrants will vest for each milestone of $8,000 in qualifying payments made by Amazon to the Company. During the years ended December 31, 2025, 2024 and 2023, total warrants that vested in each year were 1,264,347, 885,042 and 821,825, respectively. This resulted in Amazon holding 5,373,482 vested warrants as of December 31, 2025. No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA. For more information on the A&R ATSA, see Note 2 within these Consolidated Financial Statements.
17. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements (see Note 9), repayment of debt (see Note 8), payments under the TRA (see Note 14), and probable future purchases of aircraft.
The Company is subject to an audit by the IRS related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. As of December 31, 2025, the Company has appealed the results of the audit through a formal protest with the IRS and there has been no further change in status on this matter. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of December 31, 2025.
As of December 31, 2025, the Company had surety bonds of approximately $4,272, primarily related to bond contractual performance.
In June 2024, ALPA filed a grievance on behalf of the Company’s pilots for certain wages to be paid to pilot instructors during flight hours. In the third quarter of 2025, this matter moved to arbitration. During the fourth quarter of 2025, an arbitrator ruled in favor of the pilots. Prior to this ruling, the Company believed a loss on this matter was not probable. Accordingly, the Company recognized a loss contingency related to this matter of

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

$2,718, inclusive of tax effects and 401(k) contributions, which was recorded within Salaries, Wages, and Benefits on the Company's Consolidated Statement of Operations during the fourth quarter of 2025. The Company is assessing all available legal remedies.
The Company is subject to various legal proceedings in the normal course of business and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.
18. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise about which separate financial information is both available and evaluated regularly by the CODM and is used in resource allocation and performance assessments. The Company’s CODM is considered to be the Company’s President and Chief Executive Officer. The Company has two operating and reportable segments: Passenger and Cargo, which are determined by the services provided and fleet utilized. The CODM makes resource allocation decisions with the objective of generating high returns and margins and mitigating the seasonality of the Company’s route network. The CODM assesses performance using multiple measures. Operating Income is the measure of segment profit that is the most consistent with the amounts presented in the Company’s Consolidated Financial Statements, as well as the measures the CODM uses to assess segment performance. The accounting policies for the Company’s reportable segments are consistent with those described in the Summary of Significant Accounting Policies included within Note 2 of these Consolidated Financial Statements. There are no intercompany transactions between the Company’s reportable segments.
The Company’s Passenger segment is comprised of two businesses: Scheduled Service and Charter. The Scheduled Service business provides passenger airline service primarily to leisure and VFR travelers. The Scheduled Service business offers a base fare and allows customers to purchase ancillary products and services for an additional fee. Sources of our ancillary revenue include air travel-related services such as baggage fees, seat selection and upgrade fees, priority check-in and boarding fees, other fees and on-board sales. The Charter business includes ad hoc, repeat, short-term and long-term service contracts. Under these Charter agreements, the Company is obligated to provide aircraft, crew, maintenance, and insurance for travel. Our diverse Charter customer base includes, but is not limited to the DoW, collegiate and professional sports teams and casinos.
Both Scheduled Service and Charter utilize the Company's Passenger fleet. The CODM maximizes the return on these aircraft through the combination of both the Scheduled Service and Charter flights. This allows for the most profitable use of the aircraft, either Scheduled Service or Charter, to be selected at any point in time. The Company regularly schedules its aircraft and crew on trips that combine Scheduled Service and Charter legs, dynamically replacing what would be lower margin Scheduled Service flights with Charter opportunities. The Company determined that it was appropriate that these businesses be viewed as a singular Passenger operating segment as the CODM evaluates the combined financial results of these businesses, due to their complimentary nature, to ensure the highest levels of returns for the Passenger fleet. Operating revenues for the Passenger segment also includes amounts recorded within Other Revenue. This is in line with how the CODM regularly reviews results and allocates resources.
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

	Year Ended December 31, 2025
	Passenger	Cargo	Total
Operating Revenues	$971,742	$155,027	$1,126,769

Operating Expenses:
Aircraft Fuel	213,109	371	213,480
Salaries, Wages, and Benefits	272,841	99,756	372,597
Maintenance	59,124	21,225	80,349
Sales and Marketing	33,300	—	33,300
Depreciation and Amortization	98,860	18	98,878
Ground Handling	44,691	10	44,701
Landing Fees and Airport Rent	64,029	732	64,761
Special Items, net	1,886	—	1,886
Other Operating, net	86,839	29,405	116,244
Total Operating Expenses	874,679	151,517	1,026,196
Operating Income	$97,063	$3,510	100,573
Interest Income			6,973
Interest Expense			(36,861)
Other, net			(474)
Income Before Income Tax			$70,211

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
Sun Country Airlines Holdings, Inc. is the parent company of Sun Country, Inc. ("Subsidiary"), which is a certificated air carrier. Sun Country Airlines Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, the Parent is dependent upon cash dividends and distributions and other transfers from its Subsidiary to meet obligations. Under the $25,000 Credit Agreement entered into on February 10, 2021, the ability of Sun Country Holdings, Inc.’s operating Subsidiary to pay dividends was restricted due to covenants that placed an annual limit on the amount of dividends the Subsidiary could pay Sun Country Holdings, Inc., which was calculated using six percent of the Company's market capitalization plus the greater of $10,000 or 10% of EBITDAR. These restrictions remained in place until March 2025 when the $75,000 Revolving Credit Facility was executed. The $75,000 Revolving Credit Facility does not impose restrictions on the ability of Sun Country Holdings, Inc.'s operating Subsidiary to pay dividends to the parent.
The Parent’s significant accounting policies are consistent with those described in the Consolidated Financial Statements, except that the Subsidiary is accounted for as an equity method investment.
The following Condensed Parent Company Financial Statements are presented to show only the parent company, Sun Country Airlines Holdings, Inc.
Balance Sheets

	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Other Assets:
Investment in Subsidiary	712,325	668,067
Total Other Assets	712,325	668,067
Total Assets	$712,325	$668,067

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income Tax Receivable Agreement Liability	$—	$10,325
Total Current Liabilities	—	10,325

Income Tax Receivable Agreement Liability	87,169	87,369
Total Liabilities	87,169	97,694

Stockholders' Equity:
Common Stock	610	595
Treasury Stock	(125,881)	(105,866)
Additional Paid In Capital	550,471	528,604
Retained Earnings	199,941	147,132
Accumulated Other Comprehensive Loss	15	(92)
Total Stockholders' Equity	625,156	570,373
Total Liabilities and Stockholders' Equity	$712,325	$668,067

Statements of Operations

	Year Ended December 31,
	2025	2024	2022
Operating Expenses:
Other Operating, net	$615	$823	$659
Total Operating Expenses	615	823	659
Operating Loss	(615)	(823)	(659)

Non-operating Income (Expense), net:
Equity in Income of Subsidiary	53,424	53,726	72,509
Income Tax Receivable Agreement Adjustment	—	—	331
Total Non-operating Income, net	53,424	53,726	72,840

Income before Income Tax	52,809	52,903	72,181
Income Tax Expense	—	—	—
Net Income	52,809	52,903	72,181
Other Comprehensive Income (Loss)	107	(30)	745
Comprehensive Income	$52,916	$52,873	$72,926
A Statement of Cash Flows has not been presented as Sun Country Airlines Holdings, Inc. did not have material cash transactions for the years ended December 31, 2025, 2024, and 2023. Further, Sun Country Airlines

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)

Holdings, Inc. did not have material cash balances as of December 31, 2025 and 2024. All cash transactions involving Sun Country Airlines Holdings, Inc. are performed at the Subsidiary level.
During the years ended December 31, 2025, 2024 and 2023 Sun Country Airlines Holdings, Inc. directed the Subsidiary to repurchase the Parent's Common Stock and make a payment to the TRA holders. For more information on these transactions see Note 14 and Note 16 within these Consolidated Financial Statements. These transactions have been recorded as non-cash dividends from the Subsidiary to the Parent.
20. SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through February 12, 2026, the date that the Consolidated Financial Statements were available to be issued.
On January 11, 2026, Sun Country entered into the Merger Agreement with Allegiant. For more information on this agreement, see Note 3 within these Consolidated Financial Statements.
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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established by the COSO in Internal Control - Integrated Framework (2013). Management’s assessment included evaluation of criteria in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and has concluded that such internal controls over financial reporting were effective.
The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2025, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Duration of Plan (Scheduled Expiration Date of Plan)	Number of Securities to be Purchased (Sold) under the Plan
John Gyurci, Vice President Finance and Chief Accounting Officer(1)	Termination	November 7, 2025	December 31, 2025	(120,000)
John Gyurci, Vice President Finance and Chief Accounting Officer(1)	Termination	November 7, 2025	June 30, 2027	(35,000)

(1)	John Gyurci separated employment from the Company on November 14, 2025.
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

2.1
Agreement and Plan of Merger, dated as of January 11, 2026, by and among Sun Country Airlines Holdings, Inc., Allegiant Travel Company, Mirage Merger Sub, Inc. and Sawdust Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026)

3.1
Second Amended and Restated Certificate of Incorporation of Sun Country Airlines Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-254371))

3.2
Second Amended and Restated Bylaws of Sun Country Airlines Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-254371))

4.1
Pass Through Trust Agreement, dated as of December 9, 2019, between Sun Country Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

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

4.5
Intercreditor Agreement, dated as of December 9, 2019, among Wilmington Trust, National Association, as trustee of the Sun Country Pass Through Trusts, Series 2019-1, and as subordination agent (incorporated by reference to Exhibit 4.5 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

4.6
Trust Supplement No. 2022-1A, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019 (incorporated by reference to Exhibit 4.1 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.7
Trust Supplement No. 2022-1B, dated as of March 29, 2022, between Wilmington Trust, National Association, as trustee, and Sun Country, Inc., to Pass Through Trust Agreement, dated as of December 9, 2019 (incorporated by reference to Exhibit 4.2 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.8
Intercreditor Agreement, dated as of March 29, 2022, among Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (incorporated by reference to Exhibit 4.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.9
Note Purchase Agreement, dated as of March 29, 2022, among Sun Country, Inc., Wilmington Trust, National Association, as pass through trustee under the pass through trusts, and Wilmington Trust, National Association, as subordination agent (incorporated by reference to Exhibit 4.4 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.10
Form of Participation Agreement (Participation Agreement between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity but solely as mortgagee, subordination agent under the Intercreditor Agreement and pass through trustee under the pass through trusts) (Exhibit B to Note Purchase Agreement) (incorporated by reference to Exhibit 4.5 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.11
Form of Indenture (Trust Indenture and Mortgage between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee) (Exhibit C to Note Purchase Agreement) (incorporated by reference to Exhibit 4.6 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.12
Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1A (incorporated by reference to Exhibit 4.7 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.13
Form of Sun Country, Inc. Pass Through Certificate, Series 2022-1B (incorporated by reference to Exhibit 4.8 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2022)

4.14
Description of Registrant’s Securities (incorporated by reference to Exhibit 4.14 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2025)

4.15#
First Amendment to Trust Indenture and Mortgage, dated as of December 30, 2024, by and between Sun Country, Inc. and Wilmington Trust, National Association, not in its individual capacity, except as expressly stated therein, but solely as mortgagee (incorporated by reference to Exhibit 4.15 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2025)

4.16#
First Amendment to Participation Agreement, dated as of December 30, 2024, by and among Sun Country, Inc., Wilmington Trust, National Association, as pass through trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as subordination agent, Wilmington Trust, National Association, as mortgagee, and Wilmington Trust, National Association, in its individual capacity as set forth therein (incorporated by reference to Exhibit 4.16 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2025)

4.17#
Amendment to Intercreditor Agreement, dated as of December 30, 2024, by and among Sun Country, Inc., Wilmington Trust, National Association, not in its individual capacity but solely as trustee under the Sun Country Pass Through Trust 2019-1A, trustee under the Sun Country Pass Through Trust 2019-1B, and trustee under the Sun Country Pass Through Trust 2019-1C(R), and Wilmington Trust, National Association, not in its individual capacity except as expressly set forth therein but solely as subordination agent (incorporated by reference to Exhibit 4.17 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2025)

10.1
Loan and Guarantee Agreement, dated as of October 26, 2020, among Sun Country, Inc., as Borrower, the Guarantors party thereto from time to time, the United States Department of the Treasury, and The Bank of New York Mellon, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.5 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.2
Pledge and Security Agreement, dated as of October 26, 2020, between each of the Grantors party thereto and The Bank of New York Mellon, as Collateral Agent (incorporated by reference to Exhibit 10.6 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.3
Payroll Support Program Agreement, dated as of April 16, 2020, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.7 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.4
Payroll Support Program Extension Agreement, dated as of January 29, 2021, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.8 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.5
Amended and Restated Airline Operating Agreement and Terminal Building Lease, Minneapolis-St. Paul International Airport, between Metropolitan Airports Commission and MN Airlines, LLC d/b/a Sun Country Airlines, effective January 1, 2019 (incorporated by reference to Exhibit 10.9 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.6#
Air Transportation Services Agreement, dated as of December 13, 2019, by and between Sun Country, Inc. and Amazon.com Services, Inc. (incorporated by reference to Exhibit 10.10 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.7#
Amendment No. 1 to Air Transportation Services Agreement, dated as of June 30, 2020, by and between Sun Country, Inc. and Amazon.com Services, Inc. (incorporated by reference to Exhibit 10.11 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.8#
Warrant, dated as of December 13, 2019, issued by SCA Acquisition Holdings, LLC to Amazon.com NV Investment Holdings LLC (incorporated by reference to Exhibit 10.12 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.9
Headquarters Facility Lease Agreement, dated as of February 19, 2019, by and between the Metropolitan Airports Commission and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.13 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.10
Amended and Restated Co-Brand Marketing Agreement, dated as of October 17, 2018, between First National Bank of Omaha and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.14 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.11
Amendment No. 1 to Amended and Restated Co-Brand Marketing Agreement, dated as of November 1, 2018, by and between First National Bank of Omaha and MN Airlines, LLC dba Sun Country Airlines (incorporated by reference to Exhibit 10.15 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.12
Inventory Support and Services Agreement, dated as of October 27, 2003, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.16 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.13
Amendment No. 1 to Inventory Support and Services Agreement, dated as of November 8, 2004, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.17 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.14
Amendment No. 2 to Inventory Support and Services Agreement, dated as of March 18, 2005, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.18 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.15
Amendment No. 3 to Inventory Support and Services Agreement, dated as of July 15, 2007, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.19 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.16
Amendment No. 4 to Inventory Support and Services Agreement, dated as of May 23, 2008, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.20 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.17
Amendment No. 5 to Inventory Support and Services Agreement, dated as of June 4, 2008, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.21 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.18
Amendment No. 6 to Inventory Support and Services Agreement, dated as of April 1, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.22 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.19
Amendment No. 7 to Inventory Support and Services Agreement, dated as of April 7, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.23 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.20
Amendment No. 8 to Inventory Support and Services Agreement, dated as of May 1, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.24 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.21
Amendment No. 9 to Inventory Support and Services Agreement, dated as of August 1, 2009, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.25 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.22
Amendment No. 10 to Inventory Support and Services Agreement, dated as of January 1, 2010, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.26 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.23
Amendment No. 11 to Inventory Support and Services Agreement, dated as of May 1, 2010, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.27 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.24
Amendment No. 13 to Inventory Support and Services Agreement, dated as of November 1, 2011, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.28 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.25
Amendment No. 14 to Inventory Support and Services Agreement, dated as of May 28, 2013, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.29 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.26
Amendment No. 15 to Inventory Support and Services Agreement, dated as of July 23, 2014, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.30 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.27
Amendment No. 16 to Inventory Support and Services Agreement, dated as of March 20, 2015, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.31 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.28
Amendment No. 17 to Inventory Support and Services Agreement, dated as of April 1, 2018, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.32 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.29
Amendment No. 18 to Inventory Support and Services Agreement, dated as of May 15, 2019, by and between Delta Airlines, Inc. and MN Airlines, LLC (incorporated by reference to Exhibit 10.33 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.30
2002 Master Agreement, dated as of May 1, 2019 between J. Aron & Company LLC and MN Airlines, LLC (incorporated by reference to Exhibit 10.34 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.31
2002 Master Agreement, dated as of April 12, 2018 between Morgan Stanley Capital Services LLC and MN Airlines, LLC (incorporated by reference to Exhibit 10.35 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.32
Trust Agreement of SCA-1 Intermediate Aircraft Holding Trust, dated as of September 25, 2018, by and among SCA-1 Intermediate Charitable Trust and Wilmington Trust Company (incorporated by reference to Exhibit 10.36 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.33
Third Amended and Restated Stockholders’ Agreement by and among Sun Country Airlines Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.34
Registration Rights Agreement by and between Sun Country Airlines Holdings, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.35†
Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.39 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.36†
SCA Acquisition Holdings, LLC Amended and Restated Equity Incentive Plan, dated as of July 1, 2019 (incorporated by reference to Exhibit 10.40 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.37†
Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.2 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-8 (File No. 333-254371))

10.38†	Form of Option Award Agreement (incorporated by reference to Exhibit 10.42 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.39†
Employment Agreement, dated as of July 1, 2019, by and between Gregory A. Mays and Sun Country, Inc. (incorporated by reference to Exhibit 10.45 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.40
Income Tax Receivable Agreement, by and among Sun Country Airlines, Inc., Sun Country Airlines Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to Sun Country Airlines Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)

10.41
Credit Agreement, dated as of February 10, 2021, among SCA Acquisition, LLC, Sun Country, Inc., the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.47 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

10.42
Payroll Support Program 3 Agreement, dated as of April 27, 2021, by and between Sun Country, Inc. and the Department of the Treasury (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 28, 2021)

10.43†
Form of Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to exhibit 10.43 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

10.44†
Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Rose Neale (incorporated by reference to exhibit 10.44 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

10.45
Term Loan Facility Agreement, dated as of March 21, 2023, by and among Sun Country Airlines Holdings, Inc., Sun Country, Inc. (D/B/A Sun Country Airlines), the lenders party thereto and UMB Bank, National Association, as facility agent, security trustee and account bank (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2023)

10.46†
Employment Agreement, dated as of April 11, 2023, by and between Jude Bricker and Sun Country, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

10.47†
Employment Agreement, dated as of April 11, 2023, by and between David Davis and Sun Country, Inc. (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2023)

10.48#
Amendment 19 to the Inventory Support Services Agreement, dated as July 20, 2023, by and between Sun Country, Inc., dba Sun Country Airlines and Delta Air Lines, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2023)

10.49†
Employment Letter, dated as of July 1, 2023, by and between Sun Country, Inc. and Eric Levenhagen (incorporated by reference to exhibit 10.49 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2024)

10.50
Form of Performance-Based Restricted Stock Unit Award Agreement under the Sun Country Airlines Holdings, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2024)

10.51#
Amended and Restated Air Transportation Services Agreement, dated as of June 18, 2024, by and between Sun Country, Inc. and Amazon.com Services LLC (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on June 20, 2024)

10.52#
Credit Card Program Agreement, dated as of March 17, 2025, between Sun Country, Inc. and Synchrony Bank (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on March 20, 2025)

10.53
Revolving Credit Facility, dated as of March 24, 2025, between Sun Country, Inc, and MUFG Bank, ltd and Sumitomo Mitsui Banking Corporation as lenders, and UMB Bank, National Association, as administrative Agent (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 3, 2025)

10.54
Underwriting Agreement, dated as of February 10, 2025, among Sun Country Airlines Holdings, Inc., SCA Horus Holdings, LLC as the selling stockholder, and the underwriters named therein (incorporated by reference to Exhibit 1.1 to Sun Country Airlines Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 11, 2025)

10.55
Loan Agreement, dated as of September 26, 2025, among Sun Country, Inc., UMB Bank, National Association, and the Lenders (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 1, 2025)

10.56
Mortgage and Security Agreement, dated as of September 26, 2025, between Sun Country, Inc. and UMB Bank, National Association (incorporated by reference to Exhibit 10.2 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on October 1, 2025)

10.57	Zubeck Employment Letter (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on August 13, 2025)
10.58†
Executive Employment Letter, dated as of October 29, 2025, by and between Erin Rose Neale and Sun Country, Inc. (incorporated by reference to Exhibit 10.4 to Sun Country Airline’s Holdings, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on October 30, 2025)

10.59†
Executive Employment Letter, dated as of October 29, 2025, by and between Daniel Torque Zubeck and Sun Country, Inc. (incorporated by reference to Exhibit 10.5 to Sun Country Airline’s Holdings, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on October 30, 2025)

10.60†
Confidential Separation and Release Agreement, dated as of October 31, 2025, by and between Grant Whitney and Sun Country, Inc. (incorporated by reference to Exhibit 10.1 to Sun Country Airlines Holdings, Inc.’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2025)

19.1
Sun Country Airlines Insider Trading Policy (incorporated by reference to exhibit 19.1 to Sun Country Airlines Holdings, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2025)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to Sun Country Airlines Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-252858))

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification by Sun Country’s President and Chief Executive Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

31.2*	Certification by Sun Country’s Senior Vice President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Sun Country’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

97
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
February 12, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jude Bricker	President and Chief Executive Officer; Director	February 12, 2026
Jude Bricker	(Principal Executive Officer)

/s/ Jennifer Vogel	Chair of the Board; Director	February 12, 2026
Jennifer Vogel

/s/ Patrick O'Keeffe	Director	February 12, 2026
Patrick O'Keeffe

/s/ Thomas C. Kennedy	Director	February 12, 2026
Thomas C. Kennedy

/s/ Marion Blakey	Director	February 12, 2026
Marion Blakey

/s/ Kerry Philipovitch	Director	February 12, 2026
Kerry Philipovitch

/s/ Gail Peterson	Director	February 12, 2026
Gail Peterson

/s/ Wendy Schoppert	Director	February 12, 2026
Wendy Schoppert