Form 10-K/A
period 2025-12-31
Sun Country Airlines Holdings, Inc.
filed 2026-04-30
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant as of June 30, 2025 was approximately $624 million.
Number of shares outstanding by each class of common stock, as of December 31, 2025: Common Stock, $0.01 par value 53,223,302 shares outstanding.

Explanatory Note
This Amendment No. 1 to the Annual Report on Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the year ended December 31, 2025 originally filed on February 12, 2026 (the “Original Form
10-K”)
by Sun Country Airlines Holdings, Inc., a Delaware corporation (referred to herein as the “Company”, “we”, “our”, “us” or “Sun Country”).
On January 11, 2026, Sun Country, entered into the Merger Agreement with Allegiant Travel Company, a Nevada corporation (“Allegiant”), under which Allegiant will acquire the Company (the “Merger”). Subject to the satisfaction or waiver of the remaining conditions to closing, Allegiant and Sun Country now expect the closing to occur as early as May 13, 2026 following shareholder approval at the special meetings. In this event, the Company will not hold a 2026 annual meeting of stockholders. Sun Country is filing this Amendment solely to present the information required by Part III of Form
10-K,
as Sun Country will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2025.
Except as described above, no other changes have been made to the Original Form
10-K,
and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form
10-K.
This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form
10-K.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors (referred to herein as the “Board of Directors” or the “Board”) is divided into three classes. The members of each class serve staggered, three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of stockholders in the year in which their term expires. Under the Company’s bylaws and certificate of incorporation, the Board of Directors can change the number of directors comprising the entire Board of Directors so long as the number is not less than three nor more than fifteen. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third
of our directors. The Board of Directors currently consists of eight directors. Our Board of Directors consisted of seven directors until October 1, 2025, at which time our Board of Directors appointed Ms. Wendy Schoppert to the Board.
THE BOARD OF DIRECTORS
The following table sets forth certain information about our directors as of the date of this Amendment.

Name	Age	Position
Marion Blakey	78	Director
Jude Bricker	52	President and Chief Executive Officer; Director
Thomas C. Kennedy	60	Director
Patrick O’Keeffe	62	Director
Gail Peterson	47	Director
Kerry Philipovitch	55	Director
Wendy Schoppert	59	Director
Jennifer Vogel	64	Chair; Director
Class II Directors
The term of the three Class II directors will expire at the annual meeting of stockholders to be held in 2026.
Independent Directors
Marion Blakey.
Ms. Blakey has been a member of our Board of Directors since December 2021. Ms. Blakey currently serves as a non-executive
director for Eve Air Mobility and on the advisory boards of Radia and Sunrise Transportation Holdings, having retired from Rolls-Royce North America Inc. in 2018 as President and Chief Executive Officer. Prior to joining Rolls-Royce, Ms. Blakey served as President and Chief Executive Officer of the Aerospace Industries Association for eight years. From 2002 to 2007, Blakey was Administrator of the Federal Aviation Administration. Prior to 2002, she held several senior positions including Chairman of the National Transportation Safety Board and Administrator of the U.S. Department of Transportation’s National Highway Traffic Safety Administration, as well as ran her own consulting firm focusing on transportation and infrastructure issues. Ms. Blakey has received numerous honorary degrees and awards including the National Aeronautic Association’s 2011 Henderson Trophy, Aviation Week & Space Technology’s 2013 Laureate Award, and the National Aeronautic Association’s 2013 Wright Brothers Memorial Trophy, and most recently, the Carol B. Hallett Award from the U.S. Chamber of Commerce and the L. Welch Pogue Award from Aviation Week & Space Technology and the International Aviation Club. Ms. Blakey’s board experience is vast, and includes recent roles serving on the board of Alaska Airlines Group, Cobham LLC, Aerojet Rocketdyne, and NASA’s National Advisory Council. Ms. Blakey graduated from Mary Washington College of the University of Virginia before continuing graduate work at Johns Hopkins University, School of Advanced International Studies.

Ms. Blakey is a valuable member of the Board of Directors because of her experience in the airline industry, including her leadership positions in both the private and public sectors (including with our primary regulator), and her past experience as a director of other public companies, as well as her deep expertise in safety oversight and administration.
Patrick O’Keeffe.
Mr. O’Keeffe has been a member of our Board of Directors since April 2022. Mr. O’Keeffe brings more than 30 years of experience in the airline industry where he worked at American Airlines Group, Inc. until his retirement in 2020. O’Keeffe is the former Senior Vice President, People for American Airlines, where from 2017 to 2020, he led American’s global People team, managing talent acquisition and development, compensation, health and wellness, pension and 401(k) management, team member engagement as well as diversity, equity and inclusion. Prior to that, he held multiple leadership positions in IT at American Airlines. He is currently an advisory board member for ID90 Travel. He earned an MBA from Rice University in Houston and a BBS in accounting and finance from the University of Limerick in Ireland.
Mr. O’Keeffe is a valuable member of the Board of Directors because of his experience as an executive at a large public company and his expertise in the airline industry, as well as his significant experience in and expertise with talent management and information technology for companies in our industry.
Wendy Schoppert.
Ms. Schoppert has been a member of our Board of Directors since October 2025. Ms. Schoppert is an experienced corporate board director for public and private companies in the retail, consumer products, financial services and healthcare industries. Ms. Schoppert currently serves on the board of directors of DaVita Inc. (NYSE: DVA), a position she has held since July 2023, and Fossil Group, Inc. (NASDAQ: FOSL), a position she has held since May 2025. Ms. Schoppert previously served as the Chair of the board of directors of The ODP Corporation/Office Depot (NASDAQ: ODP) from July 2020 until it was acquired by Atlas Holdings in December of 2025. Ms. Schoppert has also previously served on the board of directors of The Hershey Company (NYSE: HSY), Bremer Financial Corporation, and Big Lots, Inc. (NYSE: BIG). Ms. Schoppert’s executive experience includes nine years at Sleep Number (NASDAQ: SNBR), where she held the roles of EVP/Chief Financial Officer, SVP/Chief Information Officer, SVP of International, Head of Digital, and Interim Chief Marketing Officer, and three years at U.S. Bancorp Asset Management, where she led Private Asset Management, as well as Product, Marketing and Corporate Development. Ms. Schoppert brings 12 years of experience in the airline industry, having held roles at America West Holdings Corporation, Northwest Airlines, Inc. and American Airlines, Inc. Ms. Schoppert holds a BA in Mathematics and Operations Research from Cornell University, and an MBA in Finance and General Management from Cornell University.
Ms. Schoppert is a valuable member of the Board of Directors because of her experience as an executive and member of the board of directors at various large public companies, financial expertise and deep knowledge of the airline industry.

Class I Directors
The term of the three Class I directors, Mr. Thomas C. Kennedy, Ms. Gail Peterson and Ms. Vogel, will expire at the annual meeting of stockholders to be held in 2028.
Thomas C. Kennedy.
Mr. Kennedy has been a member of our Board of Directors since April 2021. Mr. Kennedy currently serves as President and CEO North America of SIXT Rental Car, a role he has held since January 2025, and prior to that, Mr. Kennedy served as President and CFO since November 2020. Previously, Mr. Kennedy served as Senior Executive Vice President and Chief Financial Officer of Hertz Global Holdings from 2013 until his retirement in 2018. Hertz filed for bankruptcy protection in May 2020. Prior to joining Hertz, Mr. Kennedy served as Executive Vice President and Chief Financial Officer of Hilton Worldwide Holdings from 2008 to 2013. Between 2003 and 2007, Mr. Kennedy served as Executive Vice President and Chief Financial Officer of Vanguard Car Rental, parent company of the National Car Rental and Alamo Rental Car brands. Prior to joining Vanguard, Mr. Kennedy served in a number of financial positions with increasing responsibilities from 1992 to 2003 at Northwest Airlines, Inc., a global network airline, including Senior Vice President and Corporate Controller; Vice President, Financial Planning and Analysis; Managing Director, Corporate Planning; and Director Finance and Information Services, Pacific Division, Tokyo, Japan. Mr. Kennedy graduated from Tulane University, summa cum laude and Phi Beta Kappa with a Bachelor of Arts degree majoring in Economics in 1987 where he also was a three-year letterman swimmer. Mr. Kennedy received his Master of Business Administration degree from Harvard University in 1992. Between his undergraduate and graduate studies, Mr. Kennedy worked for Merrill Lynch Capital Markets in their Public Finance investment banking division from 1987 to 1990. Mr. Kennedy serves on the board of the Lobeck Taylor Family Foundation.
Mr. Kennedy is a valuable member of the Board of Directors because of his experience as an executive at large public companies and his financial expertise.
Gail Peterson.
Ms. Peterson has been a member of our Board of Directors since January 2023. Ms. Peterson is a former Executive Vice President and Global Chief Marketing Officer at Ecolab, Inc. where she oversaw the company’s global brand, global communications, market research, sustainability and water partnership teams, a role she held since January 2020. Ms. Peterson previously served as marketing executive for Ecolab’s Global Healthcare business. Prior to joining Ecolab in 2016, she spent 15 years as a marketing executive at General Mills, Inc. Ms. Peterson served on the board of the Minnesota Children’s Museum and the Minnesota Chamber of Commerce. She is a member of the Executive Leadership Council and Black Executive CMO Alliance. Ms. Peterson has been named to Savoy’s “Most Influential Black Corporate Directors” and “Top 100 Executives” lists and Women’s Inc.’s “Most Influential Women in Business.” Ms. Peterson earned her bachelor’s degree in psychology from Princeton University and her MBA from Harvard Business School.
Ms. Peterson is a valuable member of the Board of Directors because of her experience as a global marketing, branding, and communications executive at two large public Minnesota-based companies and her broad marketing expertise, which provides the Board valuable insight into proven marketing and communication strategies that can span across markets and key stakeholders. She is a resource on these matters for management.
Jennifer Vogel.
Ms. Vogel has been a member of our Board of Directors since October 2022 and has served as our Chair since March 2023. Ms. Vogel is the former Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of Continental Airlines, Inc., where she worked until 2010 when she retired. Since then, she has worked as an independent consultant and board member, serving on 5 public company boards. Ms. Vogel is currently on the board of AAR Corp., a global provider of after market aviation services to commercial and government customers, the board of the Telluride Regional Airport Authority and on the National Council of the World Wildlife Fund. Previous public company boards include Virgin America, Inc., Clearwire Corporation, and AS&E Inc. Recognitions include “Most Influential Corporate Board Directors” by Women’s Inc. and “Most Powerful and Influential Women in Texas” by the Texas Diversity Council and Texas Diversity Magazine, and one of the “100 Women Leaders in the Boardroom” for 2025 by Board Prospects. Ms. Vogel earned her BBA from the University of Iowa and her JD from the University of Texas.
Ms. Vogel is a valuable member of the Board of Directors because of her over 30 years of executive leadership and board experience in the airline and related industries, including leadership positions with Continental Airlines, extensive corporate governance and legal expertise, her experience in regulatory issues, mergers and acquisitions, ethics and compliance matters and her experience as a director of four other public companies.

Class III Directors
The term of the following two Class III directors will expire at the annual meeting of stockholders to be held in 2027.
Jude Bricker.
Mr. Bricker has served as our Chief Executive Officer since July 2017 and as a member of our Board of Directors since April 2018, and was appointed President in April 2025. Mr. Bricker has 20 years of experience in the aviation industry. He previously served as the Chief Operating Officer of Allegiant Travel Company from January 2016 to June 2017, as well as various other leadership roles from 2006 to 2016. As Chief Operating Officer of Allegiant Travel Company, Mr. Bricker was the senior executive responsible for marketing, network, operations, treasury, fleet, scheduling, pricing, ancillary products, digital, distribution, charters, loyalty, and investor relations. From July 2004 to May 2006, Mr. Bricker was a finance manager at American Airlines. Mr. Bricker holds a BS in Civil Engineering from Texas A&M University and an MBA from the University of Texas. Additionally, Mr. Bricker served as an infantry officer with the United States Marine Corps from 1996 to 2002. Mr. Bricker is an independent board member of SAS Airlines.
As the Company’s current President and Chief Executive Officer, Mr. Bricker is a valuable member of our Board of Directors because he has a direct connection to senior management and the benefit of management’s perspective on the Company’s business and immediate strategic goals. He provides leadership, extensive knowledge of the Company, and insight on the day-to-day
operation of the business.
Kerry Philipovitch.
Ms. Philipovitch has been a member of our Board of Directors since December 2020. She also serves on the board of hospitality wine management company Intervine and served on the board of Avianca from 2021-2026. Ms. Philipovitch served in aviation management roles for 23 years, most recently from 2010 to 2019 as Senior Vice President-Customer Experience for US Airways, and at American Airlines following the merger with US Airways. She oversaw airline operations impacting critical measures of customer value, including worldwide airport customer service, ramp and baggage operations; onboard flight service and catering; global call centers; cargo; customer planning; and service recovery. She has a proven ability to manage external risk and reputation, having testified before Congress and collaborated with government officials on critical industry policy. Ms. Philipovitch was selected as an honoree for the Dallas Business Journal’s 2019 Women in Business Awards, an award that recognizes business leaders for impressive professional achievements and proven track record. Profiles in Diversity Journal named her as a Woman Worth Watching, and the Phoenix Business Journal selected her as one of the most influential business leaders in the Phoenix area. Committed to advancing board effectiveness, she co-chairs
the Arizona chapter of Women Corporate Directors and mentors future leaders at Arizona State University’s W.P. Carey School of Business. Ms. Philipovitch graduated with a Bachelor of Arts in economics from Tulane University and received her Master of Business Administration from the University of Michigan. Ms. Philipovitch is a valuable member of the Board of Directors because of her leadership and experience in the airline industry and her advocacy for strong corporate governance.
CORPORATE GOVERNANCE
Director Independence
The Nasdaq listing standards require that a majority of the Board of Directors be independent. No director qualifies as independent unless the Board of Directors affirmatively determines that the director has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors broadly considers all relevant facts and circumstances relative to independence and considers the issue not merely from the standpoint of the director, but also from the viewpoint of persons or organizations with which the director has an affiliation. The Board of Directors has determined that Marion Blakey, Thomas C. Kennedy, Patrick O’Keeffe, Gail Peterson, Kerry Philipovitch, Wendy Schoppert and Jennifer Vogel are all independent directors, as such term is defined by the applicable rules and regulations of Nasdaq.

Board of Directors Leadership Structure and Board’s Role in Risk Oversight
The Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Board of Directors regularly reviews information regarding our credit, liquidity and operations, including the risks associated with each. Our Board of Directors is also responsible for establishing accountability for our executive officers and ensuring reasonable internal controls are in place, including processes and procedures for detecting, containing, evaluating and responding to cybersecurity incidents and to evaluate the risks related to emerging technologies, artificial intelligence and our integration of any new technology. The Board of Directors is informed of the cybersecurity threats potentially facing the Company and the Company’s prevention activities on a quarterly basis, or more frequently if needed. More information on the Company’s cybersecurity policy is included in the Company’s Original Form
10-K
for the fiscal year ended December 31, 2025. The Safety Committee is responsible for overseeing the risks associated with our operations, the Compensation and Human Resources Committee is responsible for overseeing executive officer succession planning, the determination of executive officer compensation and the management of risks relating to executive compensation plans. The Compensation and Human Resources Committee also reviews the Company’s human resources policies and practices and oversees the risks related thereto. The Audit Committee oversees the management of financial risks and the Nominating and Corporate Governance Committee oversees Board of Directors succession planning and governance policy and practices. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.
Our Board of Directors does not currently have a policy as to whether the role of Chair of our Board of Directors and the Chief Executive Officer should be separate. Our Board of Directors believes that the Company and its stockholders are best served by maintaining the flexibility to determine whether the Chair and Chief Executive Officer positions should be separated or combined at a given point in time in order to provide appropriate leadership for us as circumstances change.
The Board of Directors understands that no single approach to board leadership is universally accepted and that the appropriate leadership structure may vary based on several factors, such as a company’s size, industry, operations, history and culture. Accordingly, our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, assesses its leadership structure in light of these factors and the current environment to achieve the optimal model for us and for our stockholders. Currently the committee and Board believe the best leadership structure for our Board is to split the position of CEO and Chair of the Board and to have an independent board member appointed as Chair.
The composition of the Board of Directors, the tenure of the directors with the Company, the overall experience of the directors and the experience that the directors have had with the Chair and the executive management team permit and encourage each member to take an active role in all discussions, and each member does actively participate in all substantive discussions. We believe that our current Board of Directors’ leadership structure is serving the Company well at this time.
Board of Directors Meetings and Committees
During the fiscal year ended December 31, 2025, the Board of Directors held thirteen Board meetings and twenty regular meetings of its committees. Our directors had a 100% attendance rate for the meetings of the Board of Directors and 98.98% attendance rate for the meetings of the committees on which they served.
The Board of Directors has four committees:

•	the Audit Committee;

•	the Compensation and Human Resources Committee;

•	the Nominating and Corporate Governance Committee; and

•	the Safety Committee.

The Audit, Compensation and Human Resources, Nominating and Corporate Governance and Safety committees operate under written charters which are available at the Company’s website at https://ir.suncountry.com. Committee charters are also available in print upon the written request of any stockholder. Copies of the pertinent committee charters are available on request to the Secretary at the address set forth below. The current committee composition of our Board of Directors is as follows:

Director	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee	Safety Committee
Marion Blakey		✓		C
Jude Bricker				✓
Thomas C. Kennedy	C
Patrick O’Keeffe		C	✓	✓
Gail Peterson		✓	✓
Kerry Philipovitch	✓		C	✓
Wendy Schoppert	✓
Jennifer Vogel	✓	✓

C = Chairperson
✓ = Member
Audit Committee
The Audit Committee held a total of five meetings in 2025. Our Audit Committee consists of Thomas C. Kennedy, as chairperson, Kerry Philipovitch, Jennifer Vogel and Wendy Schoppert. Ms. Schoppert joined the Audit Committee in February of 2026.
Our Board of Directors has determined that Mr. Kennedy qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation
S-K
and that each of Mr. Kennedy, Ms. Philipovitch, Ms. Vogel and Ms. Schoppert are independent as independence is defined in Rule
10A-3
of the Exchange Act and Nasdaq’s listing standards. The principal duties and responsibilities of our Audit Committee are as follows:

•	to prepare the annual Audit Committee report to be included in our annual proxy statement;

•	to oversee and monitor our accounting and financial reporting processes;

•	to oversee and monitor the integrity of our financial statements and internal control system;

•	to oversee and monitor the independence, retention, performance and compensation of our independent auditor;

•	to oversee and monitor the performance, appointment and retention of our internal audit department;

•	to discuss, oversee and monitor the Company’s risks and policies with respect to risk assessment and risk management;

•	to review the adequacy of the Company’s internal controls, processes and procedures designed to ensure compliance with laws and regulations; and

•
to monitor, oversee, and review the implementation and effectiveness of the Company’s compliance and ethics programs. The Audit Committee also has the authority to retain counsel and advisors to fulfill its responsibilities and duties and to form and delegate authority to subcommittees.

Compensation and Human Resources Committee
The Compensation and Human Resources Committee held a total of seven meetings in 2025. Our Compensation and Human Resources Committee consists of Patrick O’Keeffe, as chairperson, Marion Blakey, Gail Peterson and Jennifer Vogel, each of whom is an independent director, as defined under the rules and regulations of Nasdaq. The principal duties and responsibilities of the Compensation and Human Resources Committee are as follows:

•	to review, evaluate and make recommendations to the full Board of Directors regarding our executive compensation philosophy, policies and programs;

•	to review and approve the compensation of our chief executive officer and other executive officers, including all material benefits, option or stock award grants and perquisites;

•
to review and make recommendations to the Board of Directors with respect to our executive incentive compensation plans and equity-based compensation plans, including the financial and other performance targets that must be met and assess risks related thereto;

•	to govern our executive incentive compensation and equity-related plans;

•	to review and make recommendations to the Board of Directors with respect to the compensation of non-executive members of the Board of Directors;

•	to review and approve any employment, severance or similar agreement with an executive officer;

•	to review the Company’s human resources policies and practices and compensation-related policies, and oversee risks related to human capital management;

•	to develop and recommend to the Board of Directors and periodically review an executive officer succession plan; and

•
to review and recommend to the Board of Directors any report required by applicable rules and regulations or listing standards and take such other actions as are necessary and consistent with the governing law and our organizational documents.

The Compensation and Human Resources Committee also has the authority to retain advisors to fulfill its responsibilities and duties and to form and delegate authority to subcommittees.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee held a total of four meetings in 2025. Our Nominating and Corporate Governance Committee consists of Kerry Philipovitch, as chairperson, Patrick O’Keeffe and Gail Peterson, each of whom is an independent director, as defined under the rules and regulations of Nasdaq. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to identify and interview candidates qualified to become directors of the Company, consistent with criteria approved by our Board of Directors;

•	to recommend to our Board of Directors nominees for election as directors at the next annual meeting of stockholders or a special meeting of stockholders at which directors are to be elected;

•	to recommend to our Board of Directors candidates to fill vacancies and newly created directorships on the Board of Directors;

•	to review each director’s continuation on the Board of Directors at the end of the term of such director;

•	to oversee and advise the Board of Directors and the Board Chair on governance policy, practices and matters of governance structure and the conduct of the Board;

•	to assist the Board of Directors in determining director independence;

•	to develop, recommend to the Board of Directors for approval and review the Company’s corporate governance guidelines;

•	to conduct the evaluation of our CEO;

•	to develop and conduct an evaluation of the Board, including the composition of each Committee; and

•	to oversee and provide guidance to the Company regarding environmental sustainability.
The Nominating and Corporate Governance Committee also has the authority to retain advisors to fulfill its responsibilities and duties and to form and delegate authority to subcommittees.
Safety Committee
The Safety Committee held a total of four meetings in 2025. Our Safety Committee consists of Marion Blakey, as chairperson, Jude Bricker, Kerry Philipovitch and Patrick O’Keeffe. Mr. O’Keeffe joined the Safety Committee in 2025. The principal duties and responsibilities of the Safety Committee are as follows:

•	to assist the Board of Directors with overseeing the Company’s safety and security processes, procedures and reporting and promoting a robust safety culture;

•	to monitor management’s efforts to ensure the safety of our passengers and employees;

•	to review our policies, procedures and investments and monitor our activities with respect to physical security and disaster preparedness;

•	to monitor and assist management in creating a uniform safety culture that achieves the highest possible industry standards; and

•	to periodically review all aspects of airline and employee safety and security with management and outside experts, as necessary.
The Safety Committee also has the authority to retain advisors to fulfill its responsibilities and duties and to form and delegate authority to subcommittees.
Compensation and Human Resources Committee Interlocks and Insider Participation
Our Compensation and Human Resources Committee consists of Patrick O’Keeffe, as chairperson, Marion Blakey, Gail Peterson and Jennifer Vogel, each of whom is an independent director, as defined under the rules and regulations of Nasdaq. None of these directors has ever served as an officer or employee of the Company. During 2025, none of the members of the Compensation and Human Resources Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation
S-K.
None of our executive officers served as a member of the board of directors or Compensation and Human Resources Committee, or similar committee, of any other company whose executive officer(s) served as a member of our Board of Directors or our Compensation and Human Resources Committee.

Identifying and Evaluating Candidates for the Board of Directors and Succession Planning
In considering possible candidates to serve on the Board of Directors, the Nominating and Corporate Governance Committee considers factors such as industry experience, financial and business expertise, public company service, educational background and other relevant information. The Committee considers the entirety of each candidate’s credentials and further reviews these in the context of the current make-up
of the Board of Directors. In fulfilling its responsibilities, the Committee strives to maximize the Board’s effectiveness by ensuring that the Board is composed of individuals with skills and experiences that allow them to uniquely contribute to the company’s success and growth and for the full Board to leverage the individual skills and experience of each director in order to fulfill its oversight role, and support the interests of shareholders as a collective body. The Company may engage executive search firms to assist the Nominating and Corporate Governance Committee in identifying potential new directors and in the past has engaged executive search firms in identifying potential new directors.
In consultation with the Board, the Nominating and Corporate Governance Committee oversees Board of Directors succession planning. The Nominating and Corporate Governance Committee evaluates Board of Directors succession planning alternatives on an annual basis.
Management Succession Planning
In consultation with the Board, the Nominating and Corporate Governance Committee and the Compensation and Human Resources Committee, alongside the Human Resources team, periodically reviews and makes recommendations to the Board regarding formal and informal policies and procedures as it deems appropriate regarding succession plans in the event of the retirement, death, incapacity, emergency or other eventuality with respect to the CEO, as well as succession plans for other senior management positions. The Company evaluates its succession planning alternatives on an annual basis.
Director Onboarding, Education & Performance Evaluations
The Board has delegated to the Nominating and Corporate Governance Committee the task of monitoring, in consultation with the Chairman of the Board and with the support of management, the orientation program for new directors and continuing training/education programs for all directors. The Company maintains a corporate membership with the National Association of Corporate Directors, which allows board members access to governance resources, educational materials, and a nationwide network of other directors. Directors are encouraged to undertake continuing training/education in areas that may be of particular relevance to the Company’s business. The Nominating and Corporate Governance Committee, in consultation with the full Board, conducts annual evaluations/assessments of the Board and respective Committees, including individual interviews and written performance feedback.
Code of Conduct and Ethics
Our Board of Directors has adopted a code of conduct and ethics that applies to all of our directors, officers and employees and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The code of conduct and ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose future amendments to certain provisions of our code of conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at https://www.ir.suncountry.com. The code of conduct and ethics is available on our website.
Executive Sessions of
Non-Management
Directors
The
non-management
directors of the Company meet in executive sessions without management on a regular basis.

Compensation Risk Assessment
We believe that the performance goals and incentive plan structures generally established under the Company’s executive, annual and long-term incentive programs do not contribute to excessive risk-taking by our senior executives or employees. The approved goals under our incentive programs are consistent with our financial operating plans and strategies, and these programs are discussed and reviewed by the Compensation and Human Resources Committee. The Company’s compensation systems are balanced, rewarding both short-term and long-term performance, and its performance goals are team oriented, rather than individually focused, and include measurable factors and objective criteria. The Compensation and Human Resources Committee is actively engaged in setting compensation systems, monitoring those systems during the year, and using discretion in making rewards, as necessary. As a result of the procedures and practices described above, the Compensation and Human Resources Committee believes that the Company’s compensation policies and practices for its employees do not encourage risk-taking that is reasonably likely to have a material adverse effect on the Company. The Compensation and Human Resources Committee has retained Meridian Compensation Partners, LLC (“Meridian”), an independent compensation consulting company, to advise on these matters. Meridian annually conducts a compensation risk assessment of Sun Country’s executive pay programs.
Stockholder Engagement
The Board of Directors and members of our management team routinely engage with stockholders on matters such as corporate governance, executive compensation and performance outlook, in addition to any other matters that stockholders may wish to discuss.
Communications with the Board of Directors
Stockholders and other interested parties desiring to communicate directly with the full Board of Directors, the Audit Committee, the non-management
directors as a group or with any individual director or directors may do so by sending such communication in writing, addressed to the attention of the intended recipient(s), c/o Rose Neale, Chief Legal Officer, Sun Country Airlines Holdings, Inc., 2005 Cargo Road, Minneapolis, MN 55450. Interested parties may communicate anonymously and/or confidentially if they desire. All communications received that relate to accounting, internal accounting controls or auditing matters will be referred to the chairperson of the Audit Committee unless the communication is otherwise addressed. All other communications received will be forwarded to the appropriate director or directors.
Independent Director Attendance at Annual Meeting
The Company encourages all of our directors to attend each annual meeting of stockholders. Marion Blakey, Patrick O’Keeffe, Gail Peterson, Kerry Philipovitch and Jennifer Vogel each attended the 2025 annual meeting of stockholders.
Insider Trading Policy; Prohibition on Hedging
Our Board of Directors has adopted a securities trading policy, which prohibits our directors, executive officers, and other designated employees from, among other things, purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in market value of our equity securities. Our securities trading policy also prohibits directors, officers, and employees from engaging in the following activities with respect to our securities: (i) short sales, (ii) buying or selling puts, calls, options, or other derivatives, and (iii) purchases of securities on margin. A copy of our insider trading policy is filed as Exhibit 19.1 to our Original Form
10-K
for the fiscal year ended December 31, 2025.
Community Involvement
At Sun Country, we place tremendous value in all our stakeholders, including our customers, partners, and members of our community. As a fast-growing and dynamic airline, we know our success depends on collaboration with stakeholders, and we strive to engage with stakeholders in our community and more broadly.

Sun Country is a proud partner of the Department of War, and we take pride in providing charter service for our nation’s military domestically and abroad. Additionally, Sun Country is proud to help transport military veterans to Washington, D.C. aboard Honor Flights to share in a day of honor at our nation’s memorials. These trips are an important way to commemorate the courage and dedication of our nation’s veterans and provide them a day filled with reflection, support and thanks. Many of our pilots and other team members are armed forces veterans and we are proud to fly our nation’s veterans and the Department of War.
We are a longtime partner with
Make-A-Wish
Minnesota and provide flights for children with critical illnesses (referred to as “Wish Kids”) to help them safely travel to and from their wish destinations. In 2024, we renewed our three-year commitment to donate travel to accommodate Wish Kids traveling anywhere that our airline flies. Each December, our “Flight to the North Pole” helps bring holiday cheer to Wish Kids by “flying” them to the home of Santa Claus.
We support the development of a “workforce of tomorrow” by investing in initiatives like STARBASE STEM and Girls in Aviation, which both serve to educate and create a pipeline for historically disadvantaged students. We also sponsor the Hennepin Theatre Trust Spotlight Education program.
Sustainability Initiatives
Our
low-cost
business model demands that we consistently look for ways to reduce the amount of jet fuel we consume. These jet fuel reduction initiatives include the following:

•	Efficient seating – we optimize the number of seats on our planes, making each flight as fuel efficient as possible.

•	Focus on demand – we understand our customers’ travel needs and patterns. We conserve fuel by limiting ferry flights and flying only when and where demand exists.

•
On-the-ground
tactics
– our commitment to fuel efficiency includes tactical
on-ground
procedures, such as only using one engine to taxi around the airport and utilizing super tugs to position aircraft, which allows us to reduce fuel consumption.

EXECUTIVE OFFICERS
The names of the current executive officers of the Company (and their respective ages as of the date of this Amendment) are set forth below.

Name	Age	Position
Jude Bricker	52	President and Chief Executive Officer; Director
D. Torque Zubeck	55	Chief Financial Officer and Senior Vice President
Stephen Coley	40	Chief Operating Officer and Senior Vice President
Rose Neale	51	Chief Legal Officer, Senior Vice President and Corporate Secretary
Colton M. Snow	37	Chief Commercial Officer and Senior Vice President
Jude Bricker.
Mr. Bricker has served as our Chief Executive Officer since July 2017 and as a member of our Board of Directors since April 2018, and was appointed President in April 2025. Mr. Bricker has 20 years of experience in the aviation industry. He previously served as the Chief Operating Officer of Allegiant Travel Company from January 2016 to June 2017, as well as various other leadership roles from 2006 to 2016. As Chief Operating Officer of Allegiant Travel Company, Mr. Bricker was the senior executive responsible for marketing, network, operations, treasury, fleet, scheduling, pricing, ancillary products, digital, distribution, charters, loyalty, and investor relations. From July 2004 to May 2006, Mr. Bricker was a finance manager at American Airlines. Mr. Bricker holds a BS in Civil Engineering from Texas A&M University and an MBA from the University of Texas. Additionally, Mr. Bricker served as an infantry officer with the United States Marine Corps from 1996 to 2002. Mr. Bricker is an independent board member of SAS Airlines.
D. Torque Zubeck.
Mr. Zubeck has served as our Chief Financial Officer since September 2025. Mr. Zubeck has more than 30 years of business experience including more than 22 years of airline leadership roles. He served as Chief Financial Officer of Mesa Airlines from 2021 to 2023. He also served as Chief Financial Officer for Continuant from 2023 to 2024, and as Chief Financial Officer for Seattle Hospitality Group from 2024 to 2025. Prior thereto, Mr. Zubeck worked for 20 years at Alaska Airlines serving in several senior roles including Managing director of Audit Programs, Managing Director of Financial & Strategic Planning, and Managing Director of Air Cargo. He also led the successful integration of Virgin America into Alaska Airlines as the Managing Director of integration management office. Mr. Zubeck earned his bachelor’s degree at Stanford University and MBA at Eastern Michigan University.
Stephen Coley.
Mr. Coley serves as Chief Operating Officer and Senior Vice President of Sun Country Airlines, effective January 6, 2026. In this role, he leads Flight Operations, Ground Operations, Technical Operations, Inflight, Organizational Research and Analysis, Safety and Security, and the System Operations Control (SOC) center. Prior to his current position, Mr. Coley initially served as Vice President of Technical Operations when he joined Sun Country in January 2025, until he was subsequently promoted to serve as Interim Head of Operations in April 2025, a role which became permanent, effective August 13, 2025. Prior to joining Sun Country, Mr. Coley previously held the role of Director of Base Maintenance at United Airlines in 2023 and spent several years in progressive leadership positions at HAECO Americas. Earlier in his career, he held multiple roles with TIMCO Aviation Services from 2005 to 2012. Mr. Coley began his career as an Airframe and Powerplant Technician, building a strong technical foundation that continues to inform his leadership approach. He earned his Airframe and Powerplant (A&P) certification from Guilford Technical Community College. With more than 22 years of aviation and operational experience, Mr. Coley brings deep industry expertise and a pragmatic, strategic perspective to advancing Sun Country’s operational performance.
Rose Neale.
Ms. Neale is Sun Country’s Chief Legal Officer, Senior Vice President and Corporate Secretary. Ms. Neale previously served as General Counsel beginning in July 2022 and, before that, as Associate General Counsel and Vice President. She oversees all legal matters and has enterprise responsibility for airport and government affairs, fleet, fuel procurement, insurance, facilities, and sourcing. Prior to joining Sun Country in 2021, Ms. Neale was Managing Counsel at Castlelake, a top quartile private equity investment advisor, where she had legal oversight of the firm’s aviation investments and debt and equity capital raising activities. Earlier in her career, she practiced corporate law and served as legal counsel for an investment firm. Ms. Neale earned her Juris Doctor from the University of Arizona James E. Rogers College of Law and her Bachelor of Science from the University of Arizona. She also holds a Master of Laws in Taxation from New York University School of Law. In addition, Ms. Neale served as Chair of the National Air Carriers Association and is Vice Chair of the Board of Directors of Minnesota Make a Wish, where she also serves as member of the Executive Committee and Chair of the Governance Committee.

Colton M. Snow.
Mr. Snow is Sun Country’s Chief Commercial Officer and Senior Vice President, effective as of January 6, 2026. Prior to this, he served as Sun Country’s Senior Vice President and Chief Marketing Officer. In his role, he leads the teams responsible for Network Planning, Revenue, Charter, Brand, Communications, Customer Acquisition, eCommerce, Loyalty, and Customer Service and Experience. Previously, Colton spent six years leading the Sun Country eCommerce and Product teams and six years with Allegiant (NASDAQ: ALGT), where he served in leadership positions in loyalty and customer experience. He received a BS in Finance & Information Systems from the University of Montana.

DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Stockholders”) to file reports of ownership and changes of ownership with the SEC. The Company assists its directors, officers and certain 10% Stockholders by assisting in their completion of Section 16 reports and filing these reports on their behalf. Based solely on a review of Section 16(a) reports filed electronically with the SEC during or with respect to the fiscal year ended December 31, 2025, or written representations that no other reports were required, the Company believes that our Section 16(a) reporting persons complied with all applicable filing requirements during the fiscal year ended December 31, 2025, except that one Form 3 for Christopher M. Mangione reporting his initial ownership interests as of the date he first became an insider on November 16, 2025 was filed late.
ITEM 11: EXECUTIVE COMPENSATION
C
OMPENSATION
D
ISCUSSION
AND
A
NALYSIS
Overview
This section explains our executive compensation philosophy, objectives, and design; our compensation governance; our compensation-setting process; our executive compensation program elements; and the decisions made in 2025 with respect to the compensation of each of our named executive officers (“NEOs”).
Our NEOs for 2025 are:

Named Executive Officer	Title
Jude Bricker	President and Chief Executive Officer
D. Torque Zubeck	SVP, Chief Financial Officer
Stephen Coley	SVP, Chief Operating Officer
Rose Neale	SVP, Chief Legal Officer and Corporate Secretary
Colton M. Snow	SVP, Chief Commercial Officer
Dave Davis	Former President and Chief Financial Officer
Bill Trousdale	Former SVP and Interim Chief Financial Officer
Gregory Mays	Former EVP, Chief Operating Officer
Grant Whitney	Former SVP and Chief Revenue Officer
In April of 2025 and October of 2025, the Company announced changes to certain of our executive leadership team members. Mr. Dave Davis, our former President and Chief Financial Officer and former member of our Board of Directors, resigned from his position as President and Chief Financial Officer and as a member of the Board of Directors, effective as of April 16, 2025. Mr. Gregory Mays, our former Chief Operating Officer, resigned from his position as Chief Operating Officer effective as of April 17, 2025, but remained an employee of the Company for a period of time thereafter, to assist in the transition of his duties and responsibilities. The departures of Messrs. Davis and Mays were unrelated, with each of them deciding to pursue their own respective opportunities. In 2025, the Company implemented a transition plan related to these departures as part of a broader transition in its executive leadership team roles/responsibilities.
In connection with Mr. Davis’ departure, our Board of Directors appointed Mr. Bill Trousdale to serve as interim Chief Financial Officer while the Company underwent a search process to identify a permanent Chief Financial Officer. In August of 2025, the Company announced the appointment of Mr. Daniel Torque Zubeck (referred to herein as D. Torque Zubeck) as our new Chief Financial Officer. Following Mr. Zubeck’s appointment, Mr. Trousdale returned to his prior role as Vice President of Financial Planning and Analysis and Treasurer and subsequently resigned from his position effective as of December 5, 2025.

2025 Compensation Overview
During 2025, the Compensation and Human Resources Committee, based on the recommendations and insight provided by Meridian in connection with the Board’s ongoing holistic review of the Company’s executive arrangements and to acknowledge the respective employee’s importance to us and our stockholders and to motivate and support retention and continuity of key management personnel, approved certain executive employment letters (each, an “employment letter”) that were entered into with each of our current NEOs (other than Mr. Bricker), which provide for certain severance payments and benefits in the event such NEO’s service with the Company is terminated without “cause” or for “good reason,” including accelerated vesting of all unvested time-based restricted stock units in the event such qualifying termination occurs on or within 24 months following a change in control of Sun Country. In October of 2025, the Compensation and Human Resources Committee further approved similar ‘double trigger’ vesting provisions for all non-NEO
employees who hold time-based restricted stock units, which similarly provide for accelerated vesting of all unvested time-based restricted stock units in the event such employee’s employment is terminated without “cause” on or within 24 months following a change in control of Sun Country. Each of our employment agreements and employment letters entered into with our NEOs are described in further detail below under “-
Employment Arrangements with Named Executive Officers
.”
During 2025, the Compensation and Human Resources Committee continued its historical practice of granting both time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) to our NEOs under the Company’s long-term incentive program (“LTI”), based on the recommendations and insight provided by Meridian. In connection with changes to our executive leadership team and to recruit key talent, the Compensation and Human Resources Committee also approved special equity grants to our NEOs who were either hired or promoted in 2025. The Compensation and Human Resources Committee believes it is important to encourage the long-term retention of the Company’s executives and align their interests with those of stockholders through the use of time-based and performance-based LTI awards. Each of the main elements of our 2025 compensation and why the Company chose to pay those elements of compensation are described in more detail below.
“Best Practices” in Compensation Governance

	WHAT WE DO		WHAT WE DON’T DO
✓	Compensation and Human Resources Committee engages an independent consultant	X	No “single trigger” severance or equity award payments payable solely upon the occurrence of a change in control.

✓	Cap our incentive plans at 175% of target	X	No repricing, cash buyouts or share recycling of stock options and stock appreciation rights under our equity compensation plan

✓	Robust clawback policy	X	No excessive perquisites

✓	Majority of target direct compensation is variable or “at-risk”	X	No supplemental executive retirement (SERP) or deferred compensation plans

✓	Have double-trigger change in control provisions in our equity plans and employment agreements	X	No excise tax reimbursement for payments made in connection with a change in control

✓	Majority of directors are “independent”	X	No hedging or pledging of equity securities
Executive Compensation Objectives, Philosophy, and Design
Objectives.
The Company’s goal for its executive compensation program is to utilize a pay-for-performance
compensation program that is directly related to achievement of the Company’s financial and strategic objectives. This program is designed to:

(i)	provide compensation opportunities that will allow the Company to attract and retain talented executive officers who are essential to the Company’s success;

(ii)	provide compensation that rewards corporate performance and motivates the executive officers to achieve corporate strategic objectives;

(iii)	reward superior financial and operational performance in a given year;

(iv)	place compensation at risk if performance goals are not achieved; and

(v)	align the interests of executive officers with the long-term interests of stockholders through stock-based awards.
Philosophy.
As we continue our transition to a more steady-state public company, our compensation philosophy reflects an overall goal that pay incentives should be designed to both appropriately motivate key executive talent and promote retention, while also aligning with the longer-term interests of our shareholders more generally.
Design.
Our executive compensation program is designed to appropriately balance fixed compensation elements with variable compensation elements. It is intended to create both short-term and long-term compensation opportunities to complement the expectations that executive officers must focus on performance of the business over both time horizons.
Compensation-Setting Process
Role of Our Compensation and Human Resources Committee.
The Compensation and Human Resources Committee is responsible for overseeing all aspects of our executive compensation program, including executive salaries, payouts under our bonus plan, the size and structure of equity awards, and executive perquisites. The Compensation and Human Resources Committee is solely responsible for determining the compensation of our CEO and reviews and approves the compensation of our other executive officers. For more information regarding the responsibilities of the Compensation and Human Resources Committee, see the section entitled “Corporate Governance.”
Role of Management.
In setting compensation for 2025, our President and Chief Executive Officer provided his views to the Compensation and Human Resources Committee on how to implement our compensation philosophy through our executive compensation program and attended meetings of the Compensation and Human Resources Committee. Our President and Chief Executive Officer made recommendations to the Compensation and Human Resources Committee regarding compensation for our executive officers, other than for himself, because of his oversight and daily involvement with our executive team. No executive officer participated in or was present during the final deliberations or determinations regarding his or her own compensation package.
Our management team and the Compensation and Human Resources Committee each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our NEOs, as further described in the section entitled “Corporate Governance-Compensation Risk Assessment” above.
Role of Compensation Consultant.
Pursuant to its charter, the Compensation and Human Resources Committee has the authority to engage its own advisors to assist in carrying out its responsibilities. During 2025, the Compensation and Human Resources Committee engaged Meridian as its independent compensation consultant. Meridian assisted the Compensation and Human Resources Committee in providing advice, reports and recommendations relating to pay levels, performance goals and LTI design. Meridian also attends meetings of the Compensation and Human Resources Committee by invitation. The Compensation and Human Resources Committee evaluates annually Meridian’s independence from management, taking into consideration all relevant factors, including the six independence factors specified in the Nasdaq listing rules and applicable SEC requirements. The Compensation and Human Resources Committee reviewed the independence of Meridian and concluded that Meridian is independent and that its work for the Compensation and Human Resources Committee does not raise any conflicts of interest.
Use of Comparative Market Data.
We aim to compensate our executive officers at levels that are commensurate with the most competitive levels of compensation for executives in similar positions at the group of publicly-traded peer companies set forth below, with whom we compete for hiring and retaining executive talent (our “Peer Group”). In making compensation decisions, the Compensation and Human Resources Committee also considers the scope of responsibility and tenure of each executive officer, the unvested balances of equity awards held by each executive officer, as well as the Compensation and Human Resources Committee’s assessment of each executive officer’s performance and impact on the organization. In determining 2025 compensation, the Compensation and Human Resources Committee did not use a set formula or other specific criteria for taking into account these different factors.

We analyze market data for executive compensation at least annually using the most relevant published survey sources, information available from public filings, and input from Meridian. Management and Meridian provided the Compensation and Human Resources Committee with both cash and equity compensation data for our Peer Group. With input from Meridian, the Compensation and Human Resources Committee considered the following selection criteria to identify the peer group:

(i)	Industry comparability, with a focus on Airline and Air Freight & Logistics companies;

(ii)	Trailing four quarters of revenue; and

(iii)	Market capitalization.
Using these factors, the peer group used for setting 2025 compensation consisted of the following five companies:

•	Alaska Air Group, Inc.

•	Allegiant Travel Company

•	Frontier Group Holdings

•	JetBlue Airways Corporation

•	Spirit Airlines, Inc.*

*	Spirit Airlines was subsequently removed from the Peer Group after it filed for Chapter 11 bankruptcy protection in 2025.
In 2025, the Compensation and Human Resources Committee reviewed our executive compensation against this Peer Group to ensure that our executive officer compensation was competitive and sufficient to recruit and retain our executive officers, and to ensure compensation pay levels were generally aligned with market. The Compensation and Human Resources Committee determined that this was a reasonable and appropriate peer group, taking into account the fact that the airline industry is highly competitive and there are a limited number of comparable airlines that are publicly traded. Therefore, in order to select a peer group of companies that is reasonable and appropriate for our business, the Compensation and Human Resources Committee focused on selecting publicly traded airlines consisting of “low fare” or cargo air carriers, in order to appropriately compare to our scheduled, charter, and cargo businesses. The Compensation and Human Resources Committee set target total direct compensation levels for 2025 that were generally within a competitive range of the market median, with consideration of other factors including individual and Company performance, retention, scope of role, and internal equity.
The Compensation and Human Resources Committee expects to periodically review and update our Peer Group and the underlying criteria as our business and market environment continue to evolve.
2025 Say on Pay Voting Results
At our 2025 annual meeting of stockholders, stockholders were able to cast a non-binding,
advisory vote to approve the 2025 compensation of our 2025 NEOs. The holders of approximately 97% of the shares of common stock present and entitled to vote at the 2025 annual meeting voted “for” approval of the compensation of the 2025 NEOs. The Compensation and Human Resources Committee considered this a good outcome and took these results into consideration when designing the compensation of the NEOs for 2026. The Compensation and Human Resources Committee reviewed and considered the results of the say on pay vote held at the 2025 annual meeting when making compensation decisions going forward. At the 2024 annual meeting of stockholders, stockholders were also able to cast a non-binding,
advisory vote on the frequency with which say on pay votes should be held, with “every 1 year” receiving the most votes. In light of the voting results on this advisory vote, and consistent with its recommendation to the Company’s stockholders, the Company’s Board determined that the Company would hold an advisory vote to approve the compensation of the Company’s NEOs every year. The next say on frequency vote will occur at the 2030 annual meeting of stockholders.

Elements of Executive Compensation
Our executive officer compensation package for 2025 generally consisted of the following three elements:

•	base salary;

•	short-term performance-based cash bonus (annual); and

•	long-term equity-based compensation in the form of RSUs and PSUs.
We believe that our compensation mix supports our objective of focusing on at-risk
compensation, which has the potential for significant financial upside based on our performance relative to the Company’s operational and financial goals. We expect to continue to emphasize equity awards because of the direct link that equity compensation provides between long-term shareholder interests and the interests of our executive officers, thereby motivating our executive officers to focus on increasing our value over the long term. We believe that a compensation mix that emphasizes elements of compensation that are “at risk”, meaning that the amount actually paid to the executive in respect of compensation element(s) is dependent on performance outcomes, such as operational goals or our stock price, enhances stockholder alignment.
Base Salary
. The Compensation and Human Resources Committee believes base salaries are a necessary element of compensation in order to attract and retain highly qualified executive officers. The Compensation and Human Resources Committee reviews the base salaries of our executive officers at least annually and may adjust them from time to time, if needed, to reflect changes in market conditions or other factors.
Base salary levels for each of the Named Executive Officers as of December 31, 2025, for those Named Executive Officers serving as of such date, are set forth below:

Named Executive Officer	Base Salary as of December 31, 2025 ($)
Jude Bricker	650,000
D. Torque Zubeck	350,000
Stephen Coley	325,000
Rose Neale	325,000
Colton M. Snow	325,000
Cash Bonuses.
Our annual cash bonus program for 2025 was designed to deliver variable cash incentives, payable annually, that are designed to motivate our executive officers to focus on Company priorities and to reward them for performance achievements tied to financial and operational goals. In 2025, individual target bonus percentages for each NEO were established as a percentage of such executive’s base salary. Target annual bonus levels for each of the Named Executive Officers as of December 31, 2025, for those Named Executive Officers serving as of such date, are set forth below:

Named Executive Officer	2025 Target Annual Bonus (as a % of Base Salary) as of December 31, 2025
Jude Bricker	125%
D. Torque Zubeck	60%
Stephen Coley	60%
Rose Neale	60%
Colton M. Snow	60%
Under the 2025 bonus program, our adjusted EBT must be positive in order for any portion of the bonus payable based on corporate performance metrics to be earned. The performance metrics established for our 2025 annual bonuses are illustrated in the chart below. For each of the performance metrics listed below, the Compensation and Human Resources Committee established threshold, target and maximum levels of performance, which correspond to the annual bonuses being earned at 25%, 100% and 175%, respectively.

2025 Bonus Metric	Weight	Threshold	Target	Maximum	2025 Result	Weighted Payout Percentage
Fuel-neutral Adj. EBT Margin*	25%	5.5%	7.5-9.0%	10.0%	7.3%	23.23%
Peer Adj. EBT Margin Ranking*	25%	3	2	1	1	43.75%
Adjusted CASM* (cents)	20%	8.50	8.30-8.20	8.10	8.17	24.30%
D-0 (Sched. Service)	7.5%	56.0%	60.0%	64.0%	61.9%	10.17%
CCF (Sched. Service)	7.5%	99.0%	99.5%	99.9%	99.2%	4.13%
Freighter Ops Performance	15%	96.5%	97.3%	98.0%	96.8%	7.97%
Total:						113.6%

*
Fuel-neutral Adjusted EBT Margin, Adjusted EBT Margin Ranking and Adjusted CASM are
non-GAAP
financial measures that are not calculated or presented in accordance with GAAP. We use these financial measures to incentivize executive performance given the importance of these metrics to the operation of our business. Below is an explanation of how these non-GAAP
financial measures are adjusted and reconciled to the most directly comparable GAAP measure.

The Compensation and Human Resources Committee determined that the 2025 bonus metrics described above were appropriate given that each of these metrics drives key aspects of our operational and financial performance:

•
Fuel-neutral Adjusted EBT Margin measures the Company’s Earnings Before Taxes margin after removing stock compensation costs and other unusual items. Additionally, fuel expense and fuel-related charter reimbursements are adjusted to reflect the price of fuel that was anticipated to be paid when the Company’s 2025 operating budget was set, rather than the actual price paid during the year. We use fuel-neutral Adjusted EBT Margin as a bonus metric given the fact that the price of fuel can be volatile (depending on market and other macroeconomic conditions), and executive officers and other employees do not have control over fuel prices or the related impact from such market volatility.

•
Adjusted EBT Margin Ranking measures the Company’s Earnings Before Taxes margin after removing stock compensation costs and other unusual items, as compared to the Adjusted EBT margins of other
“low-fare”
carriers in our industry peer set. For purposes of this measurement, these carriers are Alaska Air Group, Inc., Allegiant Travel Company, Frontier Group Holdings and JetBlue Airways Corporation. This list initially included Spirit Airlines, Inc. until it filed for Chapter 11 bankruptcy protection in 2025.

•
Adjusted CASM measures the cost per available seat mile (“ASM”) of our passenger service business. Adjusted CASM is calculated using the total operating expenses, excluding fuel costs, non-cash
management stock compensation expense, costs arising from our cargo operations, depreciation and amortization recognized on certain assets that generate lease income, certain commissions, other costs of selling our vacations product and other unusual items, divided by total ASMs.

•	D-0 (Scheduled Service) measures the percentage of our scheduled service flights that depart on time.

•
CCF, or controllable completion factor, measures the percentage of our scheduled flights that were actually flown. This metric excludes flights that were canceled for reasons beyond our control, including cancelations due to weather, air traffic control, or other government-directed actions affecting airspace or airport operations.

•
Cargo Performance measures the percentage of our cargo service flights that arrive within 15 minutes of their scheduled arrival time. This metric excludes flights that arrive later than 15 minutes late for reasons beyond our control, including but not limited to: weather, air traffic control, or government-directed actions affecting airspace or airspace operations.

This resulted in an overall payout percentage of 113.6% of the overall target award, equating to the below individual payout amounts, which amounts are reflected in the Summary Compensation Table in the
“Non-Equity
Incentive Plan” column:

Named Executive Officer	2025 Annual Bonus ($)	Other Bonus Payments ($)
Jude Bricker	923,000	—
D. Torque Zubeck (1) (2)	79,084	117,005
Stephen Coley (1) (2)	197,767	78,003
Rose Neale	221,520	—
Colton M. Snow	221,520	—
Dave Davis (3)	—	—
Bill Trousdale (3)	—	—
Gregory Mays (3)	—	—
Grant Whitney (4)	156,000	—

(1)
For Mr. Zubeck, the amount shown in this column represents a one-time
relocation payment of $75,000,
grossed-up
for taxes, in connection with his relocation to Minneapolis, Minnesota upon his commencement of employment with the Company, which is subject to clawback in the event he resigns from the Company or is terminated by the Company for “cause” before the 18 th
month anniversary of his date of hire. For Mr. Coley, the amount shown in this column represents a one-time
signing bonus paid to Mr. Coley in the amount of $50,000,
grossed-up
for taxes, in connection with his commencement of employment with the Company, which is subject to clawback in the event he resigns from the Company or is terminated by the Company for “cause” within the first 12 months of his date of hire.

(2)
For Mr. Zubeck and Mr. Coley, who commenced employment with the Company on September 2, 2025 and January 6, 2025, respectively, their annual bonus in respect of 2025 was pro-rated
based on their respective dates of hire. Additionally, for Mr. Coley, his annual bonus opportunity in respect of 2025 was further adjusted to reflect an increase to his annual base salary amount following his promotion on August 1, 2025.

(3)	As a result of their respective departures, Mr. Davis, Mr. Mays and Mr. Trousdale did not earn an annual bonus in respect of 2025.
(4)
Pursuant to the terms of the Whitney Separation Agreement (as described in further detail below), Mr. Whitney’s annual bonus in respect of 2025 was pro-rated
based on his termination date of October 20, 2025.

Equity Compensation
. We use equity compensation to align our executive officers’ financial interests with those of our stockholders, to attract industry leaders of the highest caliber, and to retain them for the long term. In January 2025, the Compensation and Human Resources Committee approved a 2025 LTI program consisting of both RSUs and PSUs. The introduction of PSUs under the LTI program reflects the Compensation and Human Resources Committee’s intention to continuously update our existing compensation programs to reflect the growth of our business and continued transition to a more mature organization. Because the ultimate value realized from the vesting and settlement of RSUs is directly tied to our stock price, time-based RSUs are intended to provide both retention over a longer-term time period while also delivering direct alignment with stockholder interests. PSUs are designed to incentivize the achievement of long-term operational goals in order to align our NEOs’ performance with long-term goals that are intended to enhance stockholder value over time.

For PSUs granted in 2025, the Compensation and Human Resources Committee approved the following performance metrics: Adjusted EPS (weighted at 50%) and Relative Adjusted
Pre-Tax
Margin Ranking (weighted at 50%). The goals (i.e., threshold, target and maximum levels of performance) were established at the beginning of 2025 for all of the relevant performance periods. These goals are each non-GAAP
financial measures that are not calculated or presented in accordance with GAAP. We use these financial measures to incentivize executive performance given the importance of these metrics to the operation of our business. Mr. Bricker and Mr. Davis received 60% of their 2025 LTI grant in the form of PSUs and 40% in the form of time-based RSUs, while the other NEOs received 37% in the form of PSUs and 63% in the form of time-based RSUs. The Compensation and Human Resources Committee also approved a “phase in” schedule for future PSU awards for executive officers (other than Mr. Bricker, who will continue to receive at least a 60%/40% split), which would provide that such executive officers’ LTI award for 2026 would be split 50% in the form of PSUs and 50% in the form of time-based RSUs.
During 2025, the Compensation and Human Resources Committee granted RSUs to the NEOs having the grant date values shown in the table below:

Named Executive Officer	Grant Award Value of 2025 RSUs ($)	Grant Award Value of 2025 PSUs ($)
Jude Bricker	800,000	1,200,000
D. Torque Zubeck (1)	800,000	—
Stephen Coley (2)	479,170	169,830
Rose Neale	252,000	148,000
Colton M. Snow	220,500	129,500
Dave Davis (3)	340,000	510,000
Bill Trousdale (3)	107,069	62,882
Gregory Mays (3)	491,400	288,600
Grant Whitney (3)	220,500	129,500

(1)
Mr. Zubeck, who commenced employment with the Company on September 2, 2025, did not participate in the Company’s 2025 annual equity grant program. Instead on October 1, 2025, Mr. Zubeck received a one-time
sign-on
equity grant consisting of time-based restricted stock units in connection with his commencement of employment with the Company.

(2)
Mr. Coley, who commenced employment with the Company on January 6, 2025, received a one-time
sign-on
equity grant consisting of performance-based restricted stock units and time-based restricted stock units in connection with his commencement of employment with the Company, which was granted on the same date as his grants under the Company’s 2025 annual equity grant program were made. Mr. Coley also received grants of performance-based restricted stock units and time-based restricted stock units as part of the Company’s 2025 annual equity grant program. In connection with Mr. Coley’s promotion during 2025, Mr. Coley also received additional one-time
grants of time-based restricted stock units on both May 1, 2025, and October 1, 2025.

(3)
Each of Messrs. Davis, Mays, Trousdale and Whitney received grants of performance-based restricted stock units and time-based restricted stock units as part of the Company’s 2025 annual equity grant program. Mr. Trousdale also received an additional grant of time-based restricted stock units on May 1, 2025 in connection with his appointment as the Company’s Interim Chief Financial Officer and Senior Vice President. However, upon their respective terminations of employment, each of Messrs. Davis, Mays, Trousdale and Whitney forfeited their unvested grants as of their respective termination dates.

RSUs generally vest over a three-year period on an annual basis, subject to continued employment on the applicable vesting dates. The PSUs subject to the Adjusted EPS goal (the “EPS PSUs”) are eligible to be earned based on achievement of the Adjusted EPS performance targets established for each of the three separately measured annual performance years (2025, 2026 and 2027) included in a total three-year performance period ending on December 31, 2027. At the end of each annual performance year, the Compensation and Human Resources Committee will determine the level at which the applicable Adjusted EPS target has been achieved, and the corresponding number of EPS PSUs that are determined to have been earned will remain eligible to vest following the end of the total three-year performance period after the time at which the Compensation and Human Resources Committee determines performance, but in no event later than March 15, 2028, subject to the NEO’s continued employment with the Company through such date. The PSUs subject to the Relative Adjusted
Pre-Tax
Margin Ranking goal (the “Margin PSUs”) are eligible to be earned based on cumulative achievement of the applicable performance target measured over the total three-year performance period ending on December 31, 2027. Margin PSUs that are determined to have been earned will remain eligible to vest following the end of the three-year performance period after the time at which the Compensation and Human Resources Committee determines performance, but in no event later than March 15, 2028, subject to the NEO’s continued employment with the Company through such date.

For each of the Relative Adjusted
Pre-Tax
Margin Ranking goal and Adjusted EPS goal, the Compensation and Human Resources Committee established threshold, target and maximum levels of performance, which correspond to PSUs being earned at 50%, 100% and 150%, respectively, with linear interpolation between points. If the results are below threshold level, the applicable portion of the PSUs will be earned at 0%. The performance targets and corresponding payout levels are illustrated in the tables below:

Adjusted EPS Goal

Performance Level	Measurement	Payout
Threshold / 0% Growth	2025: $1.05 2026: $1.05 2027: $1.05	50%
Target / 7% Growth	2025: $1.12 2026: $1.20 2027: $1.29	100%
Maximum / 15% Growth	2025: $1.21 2026: $1.39 2027: $1.60	150%
Relative Adjusted
Pre-Tax
Margin Ranking Goal

Performance Level	Measurement*	Payout
Threshold	4	50%
Target	2	100%
Maximum	1	150%

*
At grant, performance was scheduled to be measured against 6 U.S. airlines: Alaska Air Group, Inc., Allegiant Travel Company, Frontier Group Holdings, JetBlue Airways, Spirit Airlines, Inc. and Sun Country Airlines. The Compensation and Human Resources Committee has reserved the ability to adjust the threshold and target measurement levels at the end of the performance period to reflect decreases to the number of airlines remaining in the comparator set at such time. Spirit Airlines was subsequently removed after it filed for Chapter 11 bankruptcy protection in 2025.

As discussed in further detail below, upon closing of the merger with Allegiant, all outstanding PSUs will be deemed to be achieved at an average performance factor of 125%, and will be assumed by Allegiant and converted into an Allegiant time-based restricted stock unit award representing the right to receive upon vesting a certain number of shares of Allegiant common stock as determined in accordance with the terms of the Merger Agreement.
Compensation Decisions Related to the Pending Merger with Allegiant
In connection with the Company entering into the Merger Agreement with Allegiant, the Compensation and Human Resources Committee approved/ratified the following actions in 2026, subject to consummation of the merger with Allegiant:

•	Approved Sun Country’s ability to amend its 401(k) plan to provide for full vesting of company match credits upon closing of the merger with Allegiant.

•
Upon closing of the merger with Allegiant, all outstanding PSUs will be deemed to be achieved at an average performance factor of 125%, and will be assumed by Allegiant and converted into an Allegiant time-based restricted stock unit award representing the right to receive upon vesting a certain number of shares of Allegiant common stock as determined in accordance with the terms of the Merger Agreement.

•	Approved the payment of pro-rated annual bonuses upon closing of the merger with Allegiant based on the “greater of” target or actual performance, measured through the closing date.

P
ERQUISITES
AND
O
THER
B
ENEFITS
Our NEOs participate in the same ongoing retirement plans as our other employees generally, including a defined contribution plan. The Company also provides a cell phone allowance in certain circumstances, and contributes to life insurance and health savings accounts for the NEOs. Our NEOs are also entitled to receive flight benefits under our Universal Air Travel Plan (“ATP”). Under the ATP, certain executives, including our NEOs, receive an annual dollar value that they may use for personal travel on our flights for themselves and certain qualifying friends and family. Each one-way
flight taken is valued at $75. As the ATP benefit utilized by the executive is taxable income to the NEOs, the Company pays such taxes on a grossed-up
basis.
C
LAWBACK
P
OLICY
The Company adopted a clawback policy (the “Clawback Policy”), which is included as an exhibit in our Original Form
10-K
for fiscal year ended December 31, 2025, and which became effective on November 3, 2023. The Clawback Policy applies to our executive officers, and provides that in the event of an accounting restatement, the Company must require an executive officer to repay incentive-based compensation, including cash or equity compensation, that would otherwise not have been received had such incentive-based compensation been determined correctly in accordance with the accounting restatement, for a period of three years preceding the date the Company concludes that it is required to prepare such accounting restatement.
In addition, the award agreements applicable to executive officer RSU and PSU awards provide that the Company may cancel an RSU or PSU award, without the consent of the participant, if the participant engaged in or engages in activity that is in conflict with or adverse to the interests of the Company, including fraud, conduct contributing to any financial restatements or irregularities, or violation of a non-competition,
non-solicitation,
non-disparagement
or
non-disclosure
covenant or agreement with the Company or one of its subsidiaries. In such event, the participant will forfeit any compensation, gain or other value realized thereafter on the vesting or settlement of the RSUs or PSUs, the sale or other transfer of the RSUs or PSUs, or the sale of shares of common stock acquired in respect of the RSUs or PSUs (provided that the RSUs vested during the
12-month
period immediately prior to the Participant’s adverse activity) and must promptly repay such amounts to the Company. If the Participant receives any amount in excess of what the participant should have received under the terms of the RSUs or PSUs for any reason (including without limitation by reason of a financial restatement, mistake in calculations or other administrative error), all as determined by the Compensation and Human Resources Committee, then the participant is required to promptly repay any such excess amount to the Company.
E
QUITY
G
RANT
P
RACTICES
A
ND
P
OLICIES
The Compensation and Human Resources Committee approves all equity grants for executive officers. Annual equity grants are typically approved during the first quarter of each fiscal year. Outside of the annual grant cycle, we may make restricted stock unit awards in connection with a new hire package, retention grant or other off-cycle
award. The Compensation and Human Resources Committee has delegated authority to the CEO and CFO to approve grants to employees below the officer level, which grants are approved on a quarterly basis. To determine the number of RSUs and PSUs to be granted, each employee’s applicable target grant date value is divided by the closing price of a share of our common stock on the grant date. The Compensation and Human Resources Committee has not granted stock options or other equity awards with a similar strike price or floor price feature since 2021. If stock options were to be granted in the future, the Company would not grant
such options in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock.

E
XECUTIVE
C
OMPENSATION
T
ABLES
The following table sets forth the compensation paid or awarded to our NEOs, by the Company and its affiliates for services rendered in all capacities to the Company and its affiliates in fiscal years 2023, 2024 and 2025:
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan($)(3)	All Other Compensation ($)(4)	Total ($)
Jude Bricker	2025	$649,999	$—	$2,000,000	$923,000	$29,349	$3,602,349
Chief Executive Officer	2024	$649,999	$—	$2,000,000	$800,313	$31,653	$3,481,966
	2023	$546,875	$500,000	$1,500,000	$670,204	$32,727	$3,249,806
D. Torque Zubeck(6)
Chief Financial Officer and SVP	2025	$100,961	$117,005	$800,000	$79,084	$3,165	$1,100,215
Stephen Coley
Chief Operating Officer and SVP	2025	$273,570	$78,003	$649,000	$197,767	$13,956	$1,212,296
Rose Neale
Chief Legal Officer, SVP and Corporate Secretary	2025	$325,000	$—	$400,000	$221,520	$27,022	$973,542
	2024	$325,000	$—	$400,000	$192,075	$20,219	$937,295
	2023	$273,542	$—	$172,500	$168,712	$16,690	$631,444
Colton M. Snow
Chief Commercial Officer and SVP	2025	$325,000	$—	$350,000	$221,520	$27,304	$923,824
Dave Davis
Former President and Chief Financial Officer(6)	2025	$180,128	$—	$850,000	$—	$20,701	$1,050,829
	2024	$499,999	$—	$850,000	$492,500	$22,385	$1,864,885
	2023	$447,500	$350,026	$370,000	$443,765	$21,104	$1,632,395
Bill Trousdale
Former Interim Chief Financial Officer and SVP(6)	2025	$293,644	$—	$284,951	$—	$16,410	$595,005
Gregory Mays	2025	$230,768	$—	$780,000	$—	$20,745	$1,031,513
Former Chief Operating Officer(6)	2024	$400,000	$—	$780,000	$315,200	$25,409	$1,520,610
	2023	$351,250	$—	$387,500	$289,113	$23,854	$1,051,717
Grant Whitney	2025	$280,833	$—	$350,000	$156,000	$359,272	$1,146,105
Former SVP and Chief Revenue Officer	2024	$325,000	$—	$350,000	$192,075	$16,718	$883,793
	2023	$281,875	$—	$172,500	$175,538	$15,479	$645,392

(1)
For Mr. Zubeck, the amount shown in this column represents a one-time
relocation payment of $75,000,
grossed-up
for taxes, in connection with his relocation to Minneapolis, Minnesota upon his commencement of employment with the Company, which is subject to clawback in the event he resigns from the Company or is terminated by the Company for “cause” before the 18th month anniversary of his date of hire. For Mr. Coley, the amount shown in this column represents a one-time
signing bonus paid to Mr. Coley in the amount of $50,000,
grossed-up
for taxes, in connection with his commencement of employment with the Company, which is subject to clawback in the event he resigns from the Company or is terminated by the Company for “cause” within the first 12 months of his date of hire. For Messrs. Bricker and Davis, the amounts shown in this column for 2023 reflect a one-time
agreement bonus paid in connection with the entry into their respective employment agreements in May of 2023, of $500,000 and $300,000, respectively. The amount reported for Mr. Davis in the 2023 proxy statement inadvertently omitted an additional bonus payment of $50,026 that was paid during 2023 pursuant to the terms of Mr. Davis’ prior employment agreement, which amount has been included for 2023 in the table above.

(2)
The amounts reported reflect the grant date fair value of restricted stock units (including, for 2025, performance-based restricted stock units) granted to our NEOs in the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. The fair market value of both the restricted stock units and the performance-based restricted stock units granted in 2025 is based on the Company’s share price as of the grant date. For Mr. Zubeck, who commenced employment with the Company on September 2, 2025, the amount reported reflects the value of his one-time
sign-on
equity grant consisting of time-based restricted stock units for 2025. For Mr. Coley, who commenced employment with the Company on January 6, 2025, the amount reported reflects the value of (a) a one-time
sign-on
equity grant consisting of performance-based restricted stock units and time-based restricted stock units that were granted to him at the same time as his grants under the Company’s 2025 annual equity grant program were made, (b) grants of performance-based restricted stock units and time-based restricted stock units that were made as part of the Company’s 2025 annual equity grant program and (c) additional one-time
grants of time-based restricted stock units that were made on May 1, 2025 and October 1, 2025 in connection with his promotion. For Mr. Trousdale, the amount reported reflects (a) grants of performance-based restricted stock units and time-based restricted stock units as part of the Company’s 2025 annual equity grant program and (b) an additional grant of time-based restricted stock units that were granted to him on May 1, 2025 in connection with his promotion. For additional information on the valuation assumptions regarding the stock awards, refer to Note 9 to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our Original Form
10-K
for the fiscal year ended December 31, 2025 filed with the SEC.

(3)
The amounts reported for 2023, 2024 and 2025 reflect the annual bonus amounts earned pursuant to the Company’s annual cash bonus program for 2023, 2024 and 2025, respectively, based on achievement of the applicable performance metrics. These amounts are being reported as
Non-Equity
Incentive Plan compensation in order to reflect that the bonus amounts earned are based on formulaic performance metrics.

(4)
For each of our NEOs, the amounts under “All Other Compensation” for fiscal year 2025 represent the Company’s contributions in respect of life insurance and our 401(k) Plan ($14,029 for Mr. Bricker, $2,925 for Mr. Zubeck, $9,661 for Mr. Coley, $17,472 for Ms. Neale, $16,401 for Mr. Snow, $14,010 for Mr. Davis, $14,013 for Mr. Mays, $14,066 for Mr. Trousdale and $9,832 for Mr. Whitney), annual cell phone allowance ($720 for Messrs. Bricker, Coley, Snow, Trousdale and Ms. Neale, $240 for Messrs. Davis and Zubeck, $300 for Mr. Mays and $600 for Mr. Whitney), and the Company’s contributions in respect of health savings accounts ($500 for Messrs. Bricker, Snow, Trousdale and Ms. Neale, $166 for Mr. Davis, $250 for Mr. Mays, $417 for Mr. Whitney and $0 for Messrs. Coley and Zubeck) and flight benefits under our ATP. Under the ATP, certain executives, including our NEOs, receive an annual dollar value that they may use for personal travel on our flights for themselves and certain qualifying friends and family. Each one-way
flight taken is valued at $75. For fiscal 2025, each NEO (other than Mr. Zubeck) utilized a travel bank under the ATP ($14,100 for Mr. Bricker, $3,575 for Mr. Coley, $5,725 for Ms. Neale, $6,600 for Mr. Snow, $4,650 for Mr. Davis, $2,475 for Mr. Mays, $1,125 for Mr. Trousdale and $750 for Mr. Whitney). The ATP benefit utilized by the executive is taxable income to the NEOs and the Company pays such taxes on a grossed-up
basis, and the amounts referred to in the prior sentence include the amount of any such gross-up
paid. This column includes the cost to the Company of providing Company-paid annual health physical in the amount of $2,605 for Ms. Neale, $3,082 for Mr. Snow, $1,635 for Mr. Davis, and $3,707 for Mr. Mays. For Mr. Whitney, this column also includes the cost of his severance payments under the Whitney Separation Agreement (as described in further detail below), which provides him with 12 months of continued payment of his annual base salary ($325,000), and the cost of continued coverage under COBRA for a period of 12 months for Mr. Whitney and his spouse and eligible dependents with the employer portion of the premiums subsidized by the Company ($22,673).

(5)
The Company granted 24,258 restricted stock units to Jude Bricker on June 9, 2022, with a grant date fair value equal to $492,195. Based on Treasury and SEC guidance, the grant inadvertently caused Mr. Bricker’s total compensation for fiscal year 2022 to temporarily exceed certain compensation restrictions applicable to the Company in connection with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) by $318,710. Once this was identified, in January 2023, Mr. Bricker voluntarily rescinded the unvested portion of the grant that caused the compensation to exceed the CARES Act limit. Because the original equity grant was a grant on paper only, it did not result in Mr. Bricker receiving cash benefits in excess of his relevant total compensation threshold, and, as noted here, the excess amount was related to a portion of the equity award grant which had not yet vested and was subsequently rescinded.

(6)
Mr. Davis resigned from his position as President and Chief Financial Officer and as a member of the Board of Directors, effective as of April 16, 2025. Mr. Mays resigned from his position as Chief Operating Officer effective as of April 17, 2025, but remained an employee of the Company for a period of time thereafter, to assist in the transition of his duties and responsibilities. Following Mr. Davis’ resignation from his position, the Board appointed Mr. Trousdale as Interim Chief Financial Officer while the Company underwent a search process to identify a permanent Chief Financial Officer. In August of 2025, the Board appointed Mr. Zubeck as Sun Country’s permanent Chief Financial Officer, effective as of September 2, 2025. Following Mr. Zubeck’s appointment, Mr. Trousdale returned to his prior role as Vice President of Financial Planning and Analysis and Treasurer and subsequently resigned from his position effective as of December 5, 2025.

2025 Grants of Plan-Based Equity Awards Table
The following table presents, for each of the NEOs, information concerning each grant of an equity and non-equity
award made during the year ended December 31, 2025. This information supplements the information about these awards set forth in the Summary Compensation Table.

Grants of Plan-Based Awards Table

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan (2)(3)			All Other Stock Awards: Number of Units (#) (2)	Grant Date Fair Value of Shares Stock (2) ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jude Bricker	N/A	201,500	812,500	1,423,500
	2/12/2025				35,150	70,299	105,449		1,200,000
	2/12/2025							46,866	800,000
D. Torque Zubeck (4)	N/A	52,500	210,000	367,500
	10/1/2025							67,970	800,000
Stephen Coley (5)	N/A	48,750	195,000	341,250
	2/12/2025				4,974	9,948	14,922		169,830
	2/12/2025							16,942	289,170
	5/1/2025							11,699	115,000
	10/1/2025							6,372	75,000
Rose Neale	N/A	48,750	195,000	341,250
	2/12/2025				4,335	8,670	13,005		148,000
	2/12/2025							14,763	252,000
Colton M. Snow	N/A	48,750	195,000	341,250
	2/12/2025				3,793	7,586	11,379		129,500
	2/12/2025							12,918	220,500
Dave Davis (7)	N/A	125,000	500,000	875,000
	2/12/2025				14,938	29,877	44,816		510,000
	2/12/2025							19,918	340,000
Bill Trousdale (6)	N/A	42,488	169,950	297,413
	2/12/2025				1,842	3,684	5,526		62,882
	2/12/2025							6,273	107,069
	5/1/2025							11,699	115,000
Gregory Mays (7)	N/A	80,000	320,000	560,000
	2/12/2025				8,453	16,906	25,359		288,600
	2/12/2025							28,788	491,400
Grant Whitney (7)	N/A	48,750	195,000	341,250
	2/12/2025				3,793	7,586	11,379		129,500
	2/12/2025							12,918	220,500

(1)
Represents annual bonus opportunities at threshold, target and maximum level achievement, which, at target, would result in a payout of 100% of the target award. At threshold level achievement, the payout would be 25% of the target award and at maximum level achievement, the payout would be 175% of the target award. The amounts actually paid for the 2025 fiscal year are included in the
“Non-Equity
Incentive Plan” column of the 2025 Summary Compensation Table.

(2)
Stock Awards reflect the grant date fair value of each award, determined in accordance with FASB ASC Topic 718. The fair market value of both the restricted stock units and the performance-based restricted stock units granted in 2025 is based on the Company’s closing share price as of the grant date. For additional information on the valuation assumptions regarding the stock awards, refer to Note 9 to our audited consolidated financial statements for the year ended December 31, 2025, which are included in our Original Form
10-K
for the fiscal year ended December 31, 2025.

(3)
Each of the NEOs (other than Mr. Zubeck) were granted performance-based stock units on February 12, 2025, which are eligible to vest based on the attainment of the applicable performance criteria achieved in respect of a total
3-year
performance period ending on December 31, 2027. Specifically, 50% of the performance-based stock units are eligible to vest based on attainment of an Earnings Performance Factor and 50% are eligible to vest based on attainment of a Relative Adjusted
Pre-Tax
Margin Ranking goal. The number of performance-based stock units shown in the table above reflects the “target” number of performance-based stock units granted. However, up to 150% of the target number can be earned at “maximum” and 50% of the target level can be earned at “threshold”.

(4)
Mr. Zubeck, who commenced employment with the Company on September 2, 2025, did not participate in the Company’s 2025 annual equity grant program. Instead on October 1, 2025, Mr. Zubeck received a one-time
sign-on
equity grant consisting of time-based restricted stock units in connection with his commencement of employment with the Company.

(5)
Mr. Coley, who commenced employment with the Company on January 6, 2025, received a one-time
sign-on
equity grant consisting of performance-based restricted stock units and time-based restricted stock units in connection with his commencement of employment with the Company, which was granted on the same date and with similar terms as his grants under the Company’s 2025 annual equity grant program was made. Mr. Coley also received grants of performance-based restricted stock units and time-based restricted stock units as part of the Company’s 2025 annual equity grant program. In connection with Mr. Coley’s promotions during 2025, Mr. Coley also received additional one-time
grants of time-based restricted stock units on both May 1, 2025, and October 1, 2025.

(6)
In addition to grants of performance-based restricted stock units and time-based restricted stock units granted as part of the Company’s 2025 annual equity grant program, Mr. Trousdale also received an additional grant of time-based restricted stock units on May 1, 2025 in connection with his appointment as the Company’s Interim Chief Financial Officer and Senior Vice President.

(7)	Each of Messrs. Davis, Mays, Trousdale and Whitney forfeited their unvested grants on their respective termination dates.
2025 Outstanding Equity Award at Fiscal
Year-End
Table

Executive	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (9)
Jude Bricker	1,411,492	—	—	5.30	11/21/2028	36,807	(2)	529,653
	—	—		—	—	46,866	(3)	674,402
	—	—		—	—	82,816	(4)	1,191,722
	—	—		—	—	70,299	(5)	1,011,603
D. Torque Zubeck	—	—	—	—	—	67,970	(6)	978,088
Stephen Coley	—	—	—	—	—	16,942	(3)	243,795
	—	—	—	—	—	11,699	(7)	168,349
	—	—	—	—	—	6,373	(7)	91,707
	—	—	—	—	—	9,950	(5)	143,181
Rose Neale	20,150	—	—	33.50	07/27/2031	13,802	(2)	198,611
	—	—	—	—	—	14,763	(3)	212,440
	—	—	—	—	—	6,902	(4)	99,320
	—	—	—	—	—	8,671	(5)	124,776
Colton M. Snow	6,795			5.30	11/7/2028	4,658	(2)	67,029
	6,815			5.30	4/17/2029	4,225	(8)	60,798
	—	—	—	—	—	12,918	(3)	185,890
	—	—	—	—	—	2,330	(4)	33,529
	—	—	—	—	—	2,113	(8)	30,406
						7,587	(5)	109,177
Dave Davis (10)	121,406	—	—	15.17	4/18/2026	—		—
Bill Trousdale (10)	—	—		—	—	—		—
Gregory Mays (10)	81,877	—	—	5.30	6/16/2026	—		—
Grant Whitney (10)	101,713			5.30	10/21/2026	—		—

(1)
Options were originally granted as options to purchase SGA common stock and were converted into options to purchase common stock in connection with the Reorganization Transactions. Reflects time-based and performance-based options previously granted that were fully vested as of December 31, 2023.

(2)
Each of Messrs. Bricker and Snow and Ms. Neale were granted RSUs on January 9, 2024, which vest in 1/3rd installments on each of the first three anniversaries of the grant date, subject to the NEO’s continued employment through the applicable vesting date.

(3)
Each of Messrs. Bricker, Coley, Snow and Ms. Neale were granted RSUs on February 12, 2025, which vest in 1/3rd installments on each of the first three anniversaries of the grant date (or in the case of Mr. Coley, on each of the first three anniversaries of his date of hire), subject to the NEO’s continued employment through the applicable vesting date.

(4)
Each of Messrs. Bricker, Snow and Ms. Neale were granted performance-based stock units on January 9, 2024, which are eligible to vest based on the attainment of the applicable performance criteria achieved in respect of a total
3-year
performance period ending on December 31, 2026. Specifically, 50% of the performance-based stock units are eligible to vest based on attainment of an Earnings Performance Factor and 50% are eligible to vest based on attainment of a Relative Adjusted
Pre-Tax
Margin Ranking goal. The number of performance-based stock units shown in the table above reflects the “target” number of performance-based stock units granted. However, up to 150% of the target number can be earned at “maximum” and 50% of the target level can be earned at “threshold”.

(5)
Each of Messrs. Bricker, Coley, Snow and Ms. Neale were granted performance-based stock units on February 12, 2025, which are eligible to vest based on the attainment of the applicable performance criteria achieved in respect of a total
3-year
performance period ending on December 31, 2027. Specifically, 50% of the performance-based stock units are eligible to vest based on attainment of an Earnings Performance Factor and 50% are eligible to vest based on attainment of a Relative Adjusted
Pre-Tax
Margin Ranking goal. The number of performance-based stock units shown in the table above reflects the “target” number of performance-based stock units granted. However, up to 150% of the target number can be earned at “maximum” and 50% of the target level can be earned at “threshold”.

(6)
In connection with Mr. Zubeck’s entry into employment with the Company, Mr. Zubeck was granted restricted stock units on October 1, 2025, which vest in 1/3rd installments on each of the first three anniversaries of the grant date, subject to Mr. Zubeck’s continued employment through the applicable vesting date.

(7)
Mr. Coley, who commenced employment with the Company on January 6, 2025, received a one-time
sign-on
equity grant consisting of performance-based restricted stock units and time-based restricted stock units in connection with his commencement of employment with the Company, which was granted on the same date and with similar terms as his grants under the Company’s 2025 annual equity grant program, as discussed above. In addition, in connection with Mr. Coley’s promotion in 2025, Mr. Coley was granted restricted stock units on May 1, 2025 and October 1, 2025, which vest in 1/3rd installments on each of the first three anniversaries of the grant date, subject to Mr. Coley’s continued employment through the applicable vesting date.

(8)
Mr. Snow received a
one-time
equity grant consisting of performance-based restricted stock units and time-based restricted stock units in connection with his promotion to Interim Chief Marketing Officer in January of 2024, with similar terms as his grants under the Company’s 2024 annual equity grant program, as discussed above.

(9)
Amounts shown in this column are determined by multiplying the number of shares or units reported in the “Number of Shares or Units That Have Not Vested” column by $14.39, the closing price of our common stock on December 31, 2025.

(10)	Each of Messrs. Davis, Mays, Trousdale and Whitney forfeited their unvested awards upon their terminations of employment.
2025 Option Exercise and Stock Vested Table

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise Date ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Jude Bricker	—	—	46,088	637,094
D. Torque Zubeck	—	—	—	—
Stephen Coley	—	—	—	—
Rose Neale		—	16,340	229,943
Colton M. Snow	—	—	7,924	121,950
Dave Davis	458,627	4,468,342	14,008	205,540
Bill Trousdale	10,000	101,896	7,899	108,809
Gregory Mays	455,465	4,155,594	19,103	286,538
Grant Whitney	95,813	892,766	10,802	154,902

(1)
The value realized on exercise of options is calculated by multiplying the number of shares exercised by the difference between the fair market value of a common share at the time of exercise and the exercise price of the options.

(2)	The value realized on vesting is calculated by multiplying the number of shares vested by the closing price of our shares on the date the stock awards vested.
Employment Arrangements with Current Named Executive Officers
During 2025, Messrs. Bricker, Davis and Mays were party to employment agreements with the Company, and Messrs. Zubeck, Coley and Snow and Ms. Neale entered into new employment letters with the Company in connection with the Compensation Committee’s holistic review of the Company’s executive compensation arrangements following recommendations and insight provided by Meridian, and to acknowledge the respective employee’s importance to us and our stockholders and to motivate and support retention and continuity of key management personnel in the event of any potential strategic transactions.
As more fully described in the section entitled –“
Potential Payments Upon Termination or
Change-in-Control
” below, these agreements entitle each of Messrs. Zubeck, Coley and Snow and Ms. Neale to certain payments and benefits if his or her employment is terminated without “cause,” or by him or her for “good reason,” within the two-year
period following a change in control. The Compensation and Human Resources Committee believes that this “double-trigger” structure provides an appropriate balance between the corporate objectives described above and the potential compensation payable upon a qualifying termination following a change of control.
Jude Bricker Employment Agreement
Sun Country entered into an employment agreement with Jude Bricker, dated as of April 11, 2023. The agreement extends for an initial term of four years from April 11, 2023 until April 11, 2027, and will continue to be automatically extended for successive one-year
periods, unless either party provides written notice of
non-renewal
at least 90 days prior to the expiration of the initial term or any extended term. Pursuant to the employment agreement, Mr. Bricker’s annual base salary beginning May 1, 2023 will be no less than $650,000. Mr. Bricker was also paid a signing cash bonus of $500,000 shortly following the date on which the employment agreement was signed, and he is also eligible for a discretionary performance-based annual bonus with a target equal to 125% of his annual base salary.
In connection with Mr. Bricker’s agreement, Mr. Bricker was granted $1,500,000 in the form of the restricted stock units, subject to the terms and conditions of the 2021 Omnibus Incentive Plan. For the 2024 fiscal year, Mr. Bricker received restricted stock units under the 2021 Omnibus Incentive Plan having a target value of $2,000,000, consisting of 60% performance-based restricted stock units and 40% time-based restricted stock units. For subsequent fiscal years, Mr. Bricker will be eligible to receive restricted stock units under the 2021 Omnibus Incentive Plan having a target value of $2,000,000 per annum and containing such other terms as determined by the Board, including with respect to any performance conditions applicable to such restricted stock units.
Mr. Bricker is also entitled to travel benefits, including an annual credit of $20,000 in his ATP account for personal travel on Company scheduled flights for him and certain qualifying friends and family. Mr. Bricker may also travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Mr. Bricker’s ATP account. Mr. Bricker’s travel benefits are non-forfeitable
and therefore are useable by Mr. Bricker for the remainder of his life.
In addition to the compensation and benefits described herein, Mr. Bricker’s employment agreement also provides for compensation and benefits under specified circumstances in connection with the termination of his employment, as described below under “-Potential Payments Upon Termination.”
Mr. Bricker is subject to restrictive covenants, including
non-competition
during employment and for 12 months thereafter,
non-solicitation
of employees (including
no-hire),
officers, customers, consultants and suppliers during employment and for 12 months thereafter, non-disclosure
of confidential information for a perpetual period of time and non-disparagement
by Mr. Bricker for a perpetual period of time.

D. Torque Zubeck Employment Letter
Sun Country entered into an employment letter with D. Torque Zubeck, effective as of October 29, 2025, on an at-will
basis. This employment letter superseded any and all prior employment agreements or any other similar arrangements between the Company and Mr. Zubeck, including the previously disclosed initial employment letter agreement, by and between the Company and Mr. Zubeck, which was effective as of September 2, 2025. The employment letter provides Mr. Zubeck with an annual base salary of $350,000. Mr. Zubeck is also eligible to receive a discretionary annual bonus. As part of the employment letter and to facilitate Mr. Zubeck’s relocation following his commencement of employment, Sun Country also agreed to directly pay or reimburse Mr. Zubeck for any reasonable and documented expenses actually incurred by Mr. Zubeck for temporary housing or as part of his commute to Minneapolis prior to his relocation, for up to 180 days following his date of hire of September 2, 2025; provided that, such amount is subject to repayment by Mr. Zubeck if he resigns from Sun Country or his employment is terminated for Cause by Sun Country before March 2, 2028.
Mr. Zubeck is also entitled to travel benefits, including an annual credit of $10,000 in his ATP account for personal travel on Company scheduled flights for him and certain qualifying friends and family. Mr. Zubeck may also travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Mr. Zubeck’s ATP account. Upon the earlier to occur of (x) reaching five (5) years of service with the Company measured from September 2, 2025; or (y) the consummation of certain change in control transaction(s), these travel benefits will vest and become non-forfeitable
for the executive’s lifetime.
In addition to the compensation and benefits described herein, Mr. Zubeck’s employment letter also provides for compensation and benefits under specified circumstances in connection with the termination of his employment, as described below under “-Potential Payments Upon Termination.”
Stephen Coley Employment Letter
Sun Country entered into an employment letter with Stephen Coley, effective as of October 29, 2025, on an at-will
basis. This employment letter superseded any and all prior employment agreements or any other similar arrangements between the Company and Mr. Coley. The employment letter provides Mr. Coley with an annual base salary of $325,000. Mr. Coley is also eligible to receive a discretionary annual bonus. Following the parties’ entry into the employment letter, Mr. Coley was subsequently appointed as Sun Country’s Chief Operating Officer and Senior Vice President, effective as of January 6, 2026.
Mr. Coley is also entitled to travel benefits, including an annual credit of $10,000 in his ATP account for personal travel on Company scheduled flights for him and certain qualifying friends and family. Mr. Coley may also travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Mr. Coley’s ATP account. Upon the earlier to occur of (x) reaching five (5) years of service with the Company measured from January 6, 2025; or (y) the consummation of certain change in control transaction(s), these travel benefits will vest and become non-forfeitable
for the executive’s lifetime.
In addition to the compensation and benefits described herein, Mr. Coley’s employment letter also provides for compensation and benefits under specified circumstances in connection with the termination of his employment, as described below under “-Potential Payments Upon Termination.”
Rose Neale Employment Letter
Sun Country entered into an employment letter with Rose Neale, effective as of October 29, 2025, on an at-will
basis. This employment letter superseded any and all prior employment agreements or any other similar arrangements between the Company and Ms. Neale, including the previously disclosed initial employment letter agreement, by and between the Company and Ms. Neale, which was effective as of July 1, 2023. The employment letter provides Ms. Neale with an annual base salary of $325,000. Ms. Neale is also eligible to receive a discretionary annual bonus.

Ms. Neale is also entitled to travel benefits, including an annual credit of $10,000 in her ATP account for personal travel on Company scheduled flights for her and certain qualifying friends and family. Ms. Neale may also travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Ms. Neale’s ATP account. Upon the earlier to occur of (x) reaching five (5) years of service with the Company measured from April 19, 2021; or (y) the consummation of certain change in control transaction(s), these travel benefits will vest and become non-forfeitable
for the executive’s lifetime.
In addition to the compensation and benefits described herein, Ms. Neale’s employment letter also provides for compensation and benefits under specified circumstances in connection with the termination of her employment, as described below under “-Potential Payments Upon Termination.”
Colton M. Snow Employment Letter
Sun Country entered into an employment letter with Colton M. Snow, effective as of October 29, 2025, on an at-will
basis. The employment letter provides Mr. Snow with an annual base salary of $325,000. Mr. Snow is also eligible to receive a discretionary annual bonus. Following the parties’ entry into the employment letter, Mr. Snow was subsequently appointed as Sun Country’s Chief Commercial Officer and Senior Vice President, effective as of January 6, 2026.
Mr. Snow is also entitled to travel benefits, including an annual credit of $10,000 in his ATP account for personal travel on Company scheduled flights for him and certain qualifying friends and family. Mr. Snow may also travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Mr. Snow’s ATP account. Upon the earlier to occur of (x) reaching five (5) years of service with the Company measured from May 1, 2018; or (y) the consummation of certain change in control transaction(s), these travel benefits will vest and become non-forfeitable
for the executive’s lifetime.
In addition to the compensation and benefits described herein, Mr. Snow’s employment letter also provides for compensation and benefits under specified circumstances in connection with the termination of his employment, as described below under “-Potential Payments Upon Termination.”
Employment Arrangements with Former Named Executive Officers
Dave Davis Employment Agreement
Sun Country entered into an employment agreement with Dave Davis, effective as of April 11, 2023. The agreement was for a term of two years until April 11, 2025. Pursuant to the employment agreement, Mr. Davis’ annual base salary beginning May 1, 2023, was no less than $500,000. Mr. Davis also became entitled to certain travel benefits that are non-forfeitable
and therefore are usable by Mr. Davis for the remainder of his life, including an annual credit of $12,500 in his ATP account for personal travel on Company scheduled flights for him and certain qualifying friends and family and travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Mr. Davis’ ATP account. Mr. Davis’ travel benefits are non-forfeitable
and therefore are useable by Mr. Davis for the remainder of his life.
On April 11, 2025, Mr. Davis’ employment agreement expired. Mr. Davis resigned from his position as President and Chief Financial Officer and as a member the Board of Directors, effective as of April 16, 2025. Pursuant to the terms of Mr. Davis’ employment agreement, in connection with his resignation following the expiration of the term, he will remain subject to certain non-solicitation
restrictions applicable to employees (including
no-hire),
officers, consultants, certain customers and suppliers for 12 months following the last day of his employment with the Company, will remain subject to confidentiality restrictions for a period of three years following the last day of his employment with the Company, and will remain subject to non-disparagement
restrictions for a perpetual period of time.
In addition to the compensation and benefits described herein, Mr. Davis’ employment agreement and Health Care Side Letter, as described in more detail below also provided for compensation and benefits under specified circumstances in connection with the termination of his employment. Upon his voluntary resignation of employment with the Company, Mr. Davis did not receive any severance payments, other than any accrued/vested benefits.

Gregory Mays Employment Agreement
Sun Country entered into an employment agreement with Gregory Mays, effective as of June 3, 2019. The agreement was for an initial term of five years until June 3, 2024 and provided that it would thereafter be automatically extended for successive one-year
periods, unless either party provided written notice of
non-renewal
at least 90 days prior to the expiration of the initial term or any extended term. Pursuant to the employment agreement, Mr. Mays’ annual base salary was no less than $300,000 with a discretionary annual bonus target to be no less than 75% of his annual base salary. Effective as of July 1, 2023, Mr. Mays’ annual base salary was adjusted to $400,000 with a discretionary annual bonus target equal to 80% of his annual base salary. Pursuant to the employment agreement, Mr. Mays also became entitled to certain travel benefits that vested for life after he attained five (5) years of service from June 3, 2019, including an annual credit of $12,500 in his ATP account for personal travel on Company scheduled flights for him and certain qualifying friends and family and travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Mr. Mays’ ATP account.
Mr. Mays resigned as Chief Operating Officer effective as of April 17, 2025 but remained an employee of the Company for a period of time thereafter to assist with the transition of his duties and responsibilities. Mr. Mays is subject to restrictive covenants, including non-competition
during employment and for 12 months thereafter,
non-solicitation
of employees (including
no-hire),
officers, consultants, customers and suppliers during employment and for 12 months thereafter, non-disclosure
of confidential information for a perpetual period of time and non-disparagement
by Mr. Mays for a perpetual period of time.
In addition to the compensation and benefits described herein, Mr. Mays’ employment agreement also provided for compensation and benefits under specified circumstances in connection with the termination of his employment. However, upon his voluntary resignation of employment with the Company, Mr. Mays is no longer eligible for these benefits, other than any accrued/vested benefits.
Grant Whitney Employment Letter and Separation Agreement
Sun Country entered into an employment letter with Grant Whitney to serve as Senior Vice President and Chief Revenue Officer, effective as of July 1, 2023, on an at-will
basis. Pursuant to the employment letter, Mr. Whitney’s annual base salary was $325,000 and he was also eligible to receive a discretionary annual bonus.
Pursuant to the employment letter, Mr. Whitney also became entitled to certain travel benefits that vested for life after he attained five (5) years of service from May 20, 2019, including an annual credit of $10,000 in his ATP account for personal travel on Company scheduled flights for him and certain qualifying friends and family and travel on scheduled Company flights in accordance with the Company’s general employee travel policy, the cost of which is not deducted from Mr. Whitney’s ATP account.
Mr. Whitney terminated employment on October 20, 2025 and as consideration for his timely execution and non-revocation
of the Confidential Separation and Release Agreement (the “Whitney Separation Agreement”) with the Company and continued compliance with the restrictive covenants set forth therein he became eligible to receive certain severance payments and benefits as described in further detail below.
Potential Payments Upon Termination
Upon a termination of employment for any reason, each of the NEOs would be entitled to (i) any amount of annual base salary earned, but not yet paid, through the termination date, (ii) any annual bonus for the year prior to the year of termination that was earned, but not yet paid, (iii) any reimbursable expenses owed, (iv) any amount arising from participation in, or benefits under, any employee benefit plans, programs or arrangements (including, where applicable, any death and disability benefits), (v) any rights to indemnification to the extent required pursuant to the provisions of the Company’s and its subsidiaries’ bylaws, articles of incorporation or other governing documents or policies, (vi) any rights in his or her capacity as a holder of the Company’s equity or derivative securities (which, in the case of options or restricted stock units will be determined in accordance with the terms and conditions of the 2021 Omnibus Incentive Plan and applicable award agreement) and (vii) to the extent vested in his or her travel benefits as of the date of his or her termination of employment, vested travel benefits for the remainder of his or her lifetime (the “Accrued Obligations”). Mr. Bricker is also entitled to receive the health care benefits set forth in the Health Care Side Letter by and among Sun Country and Mr. Bricker, dated as of March 7, 2021, as described in more detail below.

Jude Bricker
Pursuant to Mr. Bricker’s employment agreement, upon a termination of employment by the Company without Cause or a resignation for Good Reason, or upon the Company’s non-renewal
of the initial four-year employment term, Mr. Bricker would be entitled to: (i) any Accrued Obligations, (ii) a severance payment equal to 1.5 times the sum of his base salary plus his target annual bonus, payable over 12 months (the “Bricker Severance Benefits”). The Bricker Severance Benefits are conditioned upon Mr. Bricker’s execution of a general release of claims and compliance with restrictive covenant obligations. Mr. Bricker would also become entitled to receive the health care benefits set forth in his Health Care Side Letter, as described in more detail below. The Bricker Agreement contemplates that Mr. Bricker may continue to provide services to the Company as a member of the Board and/or as a consultant to the Company for a period of time following a termination of his employment.
Pursuant to Mr. Bricker’s employment agreement, certain equity awards granted to Mr. Bricker are to also include certain double-trigger vesting protections in the event his employment is terminated due to death, Disability, by the Company without Cause or upon Mr. Bricker’s resignation for Good Reason.
For purposes of Mr. Bricker’s employment agreement:
“Good Reason” means any of the following actions that are taken by the Company without Mr. Bricker’s express written consent: (i) a material reduction of Mr. Bricker’s duties and responsibilities in his capacity as Chief Executive Officer of the Company (which, without limitation, shall be deemed to occur if the common stock of the Company is no longer listed on a national securities exchange, unless Mr. Bricker becomes the Chief Executive Officer of the ultimate parent of the Company and such parent’s shares are listed on a national securities exchange) or change in title or a change that results in Mr. Bricker no longer reporting directly and exclusively to the full Board (except where, to the extent required by applicable law or listing standards, Mr. Bricker is required to report to a committee thereof, it being understood that as of the effective date of the employment agreement, no such requirement currently exists), (ii) a reduction in Mr. Bricker’s Base Salary or target annual bonus opportunity, (iii) a failure to pay an Annual Bonus (to the extent earned) in accordance with Section 3(b) or to make an LTI program award during the employment term in accordance with Section 3(d) of the employment agreement, (iv) the relocation of the Company’s principal executive offices to a location outside a
50-mile
radius of the current location, or (v) any material breach by the Company of any material term or provision of the employment agreement or any other written agreement between Mr. Bricker and the Company and its affiliates; provided, however, that Mr. Bricker cannot terminate his employment for Good Reason unless Mr. Bricker has first provided written notice to the Company of the existence of the circumstances providing grounds for termination for Good Reason within thirty (30) days of becoming aware of the existence of such grounds and the Company has been afforded at least thirty (30) days from the date on which such notice is provided to cure such circumstances and has failed to do so. If Mr. Bricker does not terminate his employment for Good Reason within thirty (30) days after the expiration of such cure period, then Mr. Bricker will be deemed to have waived Mr. Bricker’s right to terminate for Good Reason with respect to such grounds.
Current Named Executives (Other than Jude Bricker)
Pursuant to the employment letters with Messrs. Zubeck, Coley and Snow and Ms. Neale, upon a termination of employment by the Company without Cause, these executives would be entitled to the following benefits, subject to his or her timely execution of a general release of claims: (i) his or her Accrued Obligations, (ii) continued payment of his or her base salary until the earlier of the
12-month
anniversary of the termination date or the first date that the executive violates any of his or her applicable restrictive covenants, (iii) payment of a pro-rated
portion of his or her annual bonus for the year in which the termination occurs for the portion of the year the executive officer was employed, to be paid out at or around the same time, in the same manner and means, and subject to the same performance criteria (including the resulting percentage of target payout) as annual cash bonuses paid to other executives of the Company; and (iv) if elected by the executive officer, continued coverage under COBRA for the executive officer and his or her spouse and eligible dependents with the employer portion of the premiums subsidized by the Company until the earlier of the
12-month
anniversary of the termination date or the first date that the executive officer becomes eligible for coverage under another employer’s benefit plans. The Merger Agreement provides that pro-rata
bonuses would be paid at closing based on the “greater of” target or actual performance, measured through the closing date.

However, if the termination of employment is by the Company without Cause or upon the executive’s resignation for Good Reason, in each case, on or within 24 months following a Change in Control (as defined in the employment letter), Messrs. Zubeck, Coley and Snow and Ms. Neale would be entitled to the same benefits detailed above; provided, that, such benefits would be enhanced as follows (i) the severance payments would instead be paid until the earlier of the
18-month
anniversary of the termination date or the first date that the executive violates any of his or her restrictive covenants, (ii) the pro-rated
annual bonus would instead be based on actual performance through the termination, to be paid on or around the later of the first pay period following the Company’s determination of the performance level achieved, (iii) all unvested time-based RSUs would accelerate vesting and vest, and (iv) in addition to the pro-rated
annual bonus, the NEO would be eligible for payment of his or her full annual bonus for the year in which the termination occurs equal to 150% of the greater of target or actual performance through the termination date and payable on or around the later of the first pay period following The Company’s determination of the performance level achieved and the date the release becomes effective and non-revocable.
For purposes of the employment letters with each of Messrs. Zubeck, Coley and Snow and Ms. Neale:
“Good Reason” means that the Company has taken any of the following actions without the executive officer’s express written consent: (i) a material reduction of executive officer’s duties and responsibilities in his or her capacity as related to his or her position (as set forth in the employment letter) or a change in title, (ii) a material reduction in the executive officer’s annual base salary or target annual bonus opportunity, (iii) the relocation of the executive officer’s principal work location to a location outside a
50-mile
radius of the current location, or (iv) any material breach by the Company of any material term or provision of the employment letter or any other written agreement between the executive officer and the Company and its affiliates; provided, however, that the executive officer cannot terminate his or her employment for Good Reason unless the executive officer has first provided written notice to the Company of the existence of the circumstances providing grounds for termination for Good Reason within 30 days of becoming aware of the existence of such grounds and the Company has been afforded at least 30 days from the date on which such notice is provided to cure such circumstances and has failed to do so. If the executive officer does not terminate his or her employment for Good Reason within 30 days after the expiration of such cure period, then the executive officer will be deemed to have waived the executive officer’s right to terminate for Good Reason with respect to such grounds.
The employment agreements and employment letters with each of our named executive officers also provide that in the event that the payment of the severance benefits described above (together with any other payments or benefits) would result in any of the named executive officers being subject to the excise tax imposed on certain “golden parachute” arrangements under Sections 280G and 4999 of the Code, the employment agreements and the employment letters provide that such payments and benefits will be reduced to the largest amount which can be paid without the imposition of such excise tax, but only if such reduction would result in the executive retaining a larger after-tax
benefit than if he had received all payments and been subject to the excise tax.
In addition, our Board of Directors approved letter agreements (each, a “Health Care Side Letter”) for each of Messrs. Bricker and Davis, which provide for certain post-termination health care benefits (collectively, “Post Termination Healthcare Benefits”). Specifically, if such executive is terminated for any reason other than “Cause”, he shall be eligible to receive COBRA continuation medical coverage for himself and his spouse and eligible dependents until the earlier of such executive (i) becoming eligible for coverage under another employer’s benefit plans or (ii) becoming eligible for Medicare. The cost of such coverage will be paid by the Company and reported as taxable income on an annual basis. The executive will also receive an additional amount of compensation so that such COBRA coverage will be on a tax free basis. If the Company determines that it would not be legally permitted to continue executive’s COBRA coverage under the Company’s medical plans, the Company shall, to the extent permitted by law, provide the executive with an amount of compensation on an annual basis (on an after tax basis) to enable executive to purchase a fully-insured insurance medical coverage policy for himself, his spouse and eligible dependents (provided that, such additional compensation will no longer be provided on the date the executive becomes eligible for coverage under another employer’s group health plan or Medicare).

Grant Whitney
Upon Mr. Whitney’s termination of employment, Mr. Whitney became eligible to receive payment of the Accrued Obligations and following his timely execution and non-revocation
of the Whitney Separation Agreement (and the release attached therein), he became eligible to receive (i) continued payment of his annual base salary in installments until the earlier of October 20, 2026 or the first date that he violates any restrictive covenants applicable to him and he receives written notice of such violation and does not cure such violation within 10 business days, (ii) payment of a pro-rated
portion of his annual bonus for 2025 based on actual performance for the portion of the year Mr. Whitney was employed by the Company during the year, to be paid at or around the same time and in the same manner as such bonus is paid to other executives of the Company and (iii) continued coverage under the Company’s medical and dental plans as in effect on his separation date through COBRA through October 31, 2026 for Mr. Whitney and his eligible dependents at the same premium rates as if he were still an active employee of Sun Country.
The following table summarizes and quantifies the compensation that would have become payable to each current NEO upon a qualifying termination of employment or a change in control (and subsequent qualifying termination of employment) on December 31, 2025, given the NEO’s compensation and service levels as of such date and the amounts that became payable to Mr. Whitney pursuant to the terms of the Whitney Separation Agreement. The NEOs are not entitled to any additional compensation or benefits in the case of a termination (i) for cause by the Company, (ii) without good reason by the NEO or (iii) upon the NEO’s death or disability (other than in the case of Mr. Bricker, who would be eligible for accelerated vesting of a portion of his unvested RSUs and PSUs as described below). Messrs. Davis, Mays and Trousdale voluntarily resigned from employment in 2025 and as such are no longer eligible for any compensation or benefits. As such, Messrs. Davis, Mays and Trousdale are not reflected in the following table.

Name	Termination without Cause ($)	Termination without Cause or for Good Reason in Connection with a Change in Control ($)	Upon Death or Disability ($)
Jude Bricker
Severance Amount (1)	2,193,750	2,193,750	—
Pro-Rata Bonus	—	—	—
Continued Benefits (2)	23,373	23,373	23,373
Unvested RSUs (3)	489,634	1,204,054	489,634
Unvested PSUs (3)	1,101,662	2,203,325	1,101,662

Total Estimated Value	3,808,419	5,624,502	1,614,669

D. Torque Zubeck
Severance Amount (4)	350,000	840,000	—
Pro-Rata Bonus (5)	210,000	210,000	—
Continued Benefits (2)	15,641	25,641	—
Unvested RSUs (3)	—	978,088	—
Unvested PSUs (3)	—	—	—

Total Estimated Value	575,641	2,053,729	—

Stephen Coley
Severance Amount (4)	325,000	780,000	—
Pro-Rata Bonus (5)	195,000	195,000	—
Continued Benefits (2)	23,906	33,906	—
Unvested RSUs (3)	—	503,851	—
Unvested PSUs (3)	71,590	143,181	—

Total Estimated Value	615,496	1,655,938	—

Rose Neale
Severance Amount (4)	325,000	780,000	—
Pro-Rata Bonus (5)	195,000	195,000	—
Continued Benefits (2)	21,863	31,863	—
Unvested RSUs (3)	—	411,050	—
Unvested PSUs (3)	112,048	224,095	—

Total Estimated Value	653,911	1,642,008	—

Colton M. Snow
Severance Amount (4)	325,000	780,000	—
Pro-Rata Bonus (5)	195,000	195,000	—
Continued Benefits (2)	23,373	33,373	—
Unvested RSUs (3)	—	313,716	—
Unvested PSUs (3)	86,556	173,112	—

Total Estimated Value	629,929	1,495,201	—

Grant Whitney (6)
Severance Amount	325,000	—	—
Pro-Rata Bonus	156,000	—	—
Continued Benefits	22,673	—	—
Unvested RSUs	—	—	—
Unvested PSUs	—	—	—

Total Estimated Value	503,673	—	—

(1)
For Mr. Bricker, the severance amount represents 1.5 times the sum of Mr. Bricker’s annual base salary, plus his target annual bonus (as of December 31, 2025), payable over 12 months, subject to his execution of a release and continued compliance with the restrictive covenants set forth in his employment agreement as described in greater detail in “Jude Bricker Employment Agreement.” Under his employment agreement, Mr. Bricker is not eligible for any enhanced severance benefits regardless of whether his qualifying termination of employment occurs in connection with a Change in Control.

(2)
For each NEO listed in the table above, the ‘Continued Benefits’ amounts were calculated based on the employer paid portion of COBRA continuation coverage for medical, dental and vision (not including the 2% administrative fee) for up to one year for each current NEO (including Mr. Bricker) based on their current elections; however, the exact amount could be higher or lower depending on if and when a qualifying termination of employment occurs. Additionally, for Mr. Bricker we assumed a one-year COBRA continuation period as an actuarial valuation is not readily ascertainable at this time given that under the terms of his Health Care Side Letter upon termination of his employment for any reason (other than for Cause) he would be eligible for continued coverage until he becomes eligible for coverage under another employer’s benefit plans or he becomes eligible for Medicare. Additionally, for each of our current NEOs (other than Mr. Bricker who is already vested in his travel benefits), the ‘Continued Benefits’ amounts include the estimated cost of one year of travel benefits under the Sun Country Air Travel Plan which would vest for life in connection with a Change in Control (to the extent unvested).

(3)
These amounts represent the value (as of December 31, 2025) of the accelerated vesting of unvested RSUs and PSUs (assuming achievement at “target”) upon a qualifying termination of employment or service, which may be subject to the applicable NEO’s timely execution and non-revocation
of a release of claims in favor of the Company, with settlement to occur within 30 days of the applicable termination date. For Mr. Bricker, his employment agreement provides for the accelerated vesting of the next tranche of time-based RSUs that are scheduled to vest, if his employment is terminated without Cause, for Good Reason, upon non-renewal
of the employment term or for death or disability prior to the occurrence of a Change in Control. For all NEOs listed in the table above (other than Mr. Whitney), the table includes the value of the accelerated vesting in full of all unvested RSUs in connection with a Change in Control (assuming the occurrence of a qualifying subsequent termination of employment). These amounts also include the value (as of December 31, 2025) of the accelerated vesting of all unvested PSUs, based on the terms of the applicable award agreement, which provides that if the NEO’s employment with the Company or any of its affiliates is terminated prior to vesting by the Company without Cause or upon the NEO’s resignation for Good Reason (including upon non-renewal
of the term or upon death or Disability, in the case of Mr. Bricker) prior to the occurrence of a Change in Control, then the NEO will become vested in any PSUs that previously became eligible to vest as of the termination date based on earnings (which, for purposes of the example above, we assumed to be at “target”). However, if there is a Change in Control where PSUs are assumed or continued and the NEO’s employment is subsequently terminated within 24 months following such Change in Control (or at any time thereafter, in the case of Mr. Bricker) without Cause or for Good Reason (or for any of the aforementioned reasons for Mr. Bricker) prior to the applicable vesting date, then any unvested PSUs are to be eligible to become fully vested, assuming “target” level performance (or actual performance, to the extent such PSUs are already considered earned). For purposes of this table, we assumed all PSUs would be earned at target as of December 31, 2025, however, the actual amount eligible to vest could be higher or lower depending on actual performance.

(4)
These amounts represent (i) 1.0 times the NEO’s annual base salary (as of December 31, 2025), assuming the termination of employment was by the Company without Cause not in connection with a change in control, payable over 12 months, or (ii) if such termination is by the Company without Cause or by Executive for Good Reason within 24 months following a change in control, 1.5 times the sum of the NEO’s annual base salary, payable over 18 months, plus 150% of his or her annual bonus based on the greater of actual or target, to be paid on or around the later of the first pay period following the Company’s determination of the performance level achieved. For purposes of this estimate, we assumed the annual bonus would be earned at target (without pro-ration)
as of December 31, 2025, however, the actual amount payable could be higher or lower depending on actual performance.

(5)	For purposes of the pro-rated annual bonus, we assumed this amount would become payable at target, although, the actual amount that could become payable would depend on actual performance.
(6)
The amounts shown for Mr. Whitney represent the amounts that became payable in connection with his termination of employment and timely execution of the Whitney Separation Agreement, pursuant to which he became eligible to receive (i) continued payment of his annual base salary in installments until the earlier of October 20, 2026 or the first date that he violates any restrictive covenants applicable to him and he receives written notice of such violation and does not cure such violation within 10 business days, (ii) payment of a pro-rated
portion of his annual bonus for 2025 based on actual performance for the portion of the year Mr. Whitney was employed by the Company during the year, to be paid at or around the same time and in the same manner as such bonus is paid to other executives of the Company and (iii) continued coverage under COBRA for a period of 12 months for Mr. Whitney and his spouse and eligible dependents with the employer portion of the premiums subsidized by the Company. For purposes of this disclosure, we have included the full amount that could become payable to Mr. Whitney under the Whitney Separation Agreement, although, such payments could cease in the event Mr. Whitney breaches any of the restrictive covenant obligations to which he is subject. Mr. Whitney is not eligible for any additional payments or benefits in connection with a change in control.

Compensation and Human Resources Committee Report
The Compensation and Human Resources Committee has reviewed and discussed with our Company’s management the CD&A included in this Amendment and, based on that review and discussion, recommends to the Board that the CD&A be included in this Amendment.
Submitted by the Compensation and Human Resources Committee of the Board:
Patrick O’Keeffe, Chair
Marion Blakey
Gail Peterson
Jennifer Vogel
Pay Versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation
S-K,
we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company.

Year (a)	Summary Compensation Table Total for PEO (1) (b)	Compensation Actually Paid to PEO (2) (c)	Average Summary Compensation Table Total for Non-PEO NEOs (3) (d)	Average Compensation Actually Paid to Non- PEO NEOs (4) (e)	Value of Initial Fixed $100 Investment Based On:		Net Income (thousands) (7) (h)	Adjusted EBITDA (thousands) (8) (i)
					Value of Initial Investment Total Shareholder Return (5) (f)	Peer Group Total Shareholder Return (6) (g)
2025	$3,602,349	$4,978,243	$1,008,541	$791,319	$39.55	$61.36	$52,809	$207,649
2024	$3,481,966	$3,805,705	$1,301,646	$1,419,416	$40.08	$58.56	$52,903	$207,050
2023 (9)	$3,249,806	$10,128,470	$919,235	$2,637,379	$43.24	$59.15	$72,181	$224,835
2022	$793,820	$(7,215,267)	$793,020	$(1,349,647)	$43.60	$46.12	$17,676	$125,570

(1)
The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Bricker (our Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table.

(2)
The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Bricker, as computed in accordance with Item 402(v) of Regulation
S-K.
The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Bricker during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Bricker’s total compensation for each year to determine the compensation actually paid:

Year	Reported Summary Compensation Table Total for PEO	Reported Value of Equity Awards (a)	Equity Award Adjustments (b)	Compensation Actually Paid to PEO
2025	$3,602,349	$(2,000,000)	$3,375,894	$4,978,243
2024	$3,481,966	$(2,000,000)	$2,323,739	$3,805,705
2023	$3,249,806	$(1,500,000)	$8,378,664	$10,128,470
2022	$793,820	$(492,195)	$(7,516,892)	$(7,215,267)

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” column in the Summary Compensation Table for the applicable year.
(b)
The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end
fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. All performance-based stock options were fully-vested as of December 31, 2023.

The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Average Year End Fair Value of Equity Awards	Year over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards	Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Average Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Average Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions	Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Total Equity Award Adjustments
2025	$3,407,379	$(22,728)	$0	$(8,757)	$0	$0	$3,375,894
2024	$2,416,066	$(31,837)	$0	$(60,490)	$0	$0	$2,323,739
2023	$870,970	$0	$566,682	$6,941,012	$0	$0	$8,378,664
2022	$352,663	$(7,401,352)	$27,519	$(495,722)	$0	$0	$(7,516,892)

(3)
The dollar amounts reported in column (d) represent the average of the amounts reported for the Company’s NEOs as a group (excluding Mr. Bricker, who serves as our PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of these NEOs included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2022, Dave Davis and Rose Neale; (ii) for 2023, Dave Davis, Grant Whitney, Gregory Mays, Rose Neale and Eric Levenhagen, (iii) for 2024, Dave Davis, Grant Whitney, Gregory Mays, and Rose Neale and (iv) for 2025, Dave Davis, Gregory Mays, D. Torque Zubeck, Stephen Coley, Rose Neale, Bill Trousdale, Colton M. Snow and Grant Whitney. The amount reported in the Summary Compensation Table for Mr. Davis in the 2023 proxy statement inadvertently omitted an additional bonus payment of $50,026 that was paid during 2023 pursuant to the terms of Mr. Davis’ prior employment agreement, which amount has been included for 2023 for purposes of the calculations included in this Pay Versus Performance disclosure. The Summary Compensation Table Total for
Non-PEO
NEOs as shown for 2024 is higher as compared to 2023 as a result of the fact that there was one less
Non-PEO
NEO during 2024 than during 2023, that
non-PEO
NEO’s Summary Compensation Table amount for 2023 was on the lower spectrum of all non-PEO
NEO compensation reported for 2023, and as a result of the averaging of compensation for the remaining non-PEO
NEOs, the amount for 2024 was calculated as being higher. The Summary Compensation Table Total for
Non-PEO
NEOs as shown for 2025 is slightly lower as compared to 2024 due to executive leadership changes during various points of the year.
(4)
The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Mr. Bricker), as computed in accordance with Item 402(v) of Regulation
S-K.
The dollar amounts do not reflect the actual average amount of compensation earned by or paid to these NEOs as a group during the applicable year. The average amount of “compensation actually paid” to the
Non-PEO
NEOs as a group (excluding Mr. Bricker) is lower for 2025 as compared to 2024 resulting from changes within our executive leadership team during the year. In accordance with the requirements of Item 402(v) of Regulation
S-K,
the following adjustments were made to average total compensation for these NEOs as a group for each year to determine the compensation actually paid, using the same methodology described above in Note 2:

Year	Average Year End Fair Value of Equity Awards	Year over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards	Average Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Average Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Average Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	Average Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	Total Average Equity Award Adjustments
2025	$343,387	$(808)	$—	$(1,807)	$—	$—	$340,772
2024	$745,661	$(11,591)	$—	$(21,300)	$—	$—	$712,770
2023	$221,412	$(831)	$76,247	$1,676,316	$—	$—	$1,973,144
2022	$264,220	$(1,950,545)	$20,619	$(108,208)	$—	$—	$(1,773,914)

(5)
Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(6)
Represents the weighted peer group TSR, weighted according to the respective companies’ stock market capitalization at the beginning of each period for which a return is indicated. The peer group used for this purpose is the following published industry index: NYSE ARCA Airline Index.

(7)	The dollar amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.
(8)
Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, interest income, provision for income taxes, stock-based compensation expense, impact of Special Items, net, adjustments to the Tax Receivable Agreement (“TRA”) for the period (as presented in Note 13 of Part II, Item 8 of the 2025
10-K)
and other cash and
non-cash
charges resulting from matters we consider not to be indicative of our ongoing operations.

(9)
Compensation Actually Paid for 2023 reflects the fact that a number of the NEOs’ performance-based stock options vested during 2023 and were fully vested by December 31, 2023. These options vested based on achievement of certain multiples of invested capital of our former major private equity holder and do not reflect amounts actually paid to the NEOs during such year.

Financial Performance
As described in greater detail in “Executive Compensation—Compensation Discussion and Analysis,” the Company’s executive compensation program reflects a variable pay-for-performance
philosophy. The metrics that the Company uses for both our long-term and short-term incentive awards are selected based on an objective of incentivizing our NEOs to increase the value of our enterprise for our shareholders. The most important financial performance measures used by the Company to link executive compensation actually paid to the Company’s NEOs, for the most recently completed fiscal year, to the Company’s performance are as follows, in no particular order:

•	Fuel-neutral Adjusted EBT Margin

•	Adjusted EBT Margin Ranking

•	Adjusted CASM

•	Relative Adjusted Pre-Tax Margin Ranking

•	Adjusted Earnings Per Share
Relationship between Compensation Actually Paid and Total Shareholder Return
Compensation actually paid to our CEO and
Non-PEO
NEOs on average as a group (as calculated pursuant to Item 402(v) of Reg
S-K)
was highest during 2023, which correlates with our total shareholder return for 2023, which was higher in 2023 than in 2022, 2024 or 2025.
Relationship between Compensation Actually Paid and Net Income
Compensation actually paid to our CEO and
Non-PEO
NEOs on average as a group (as calculated pursuant to Item 402(v) of Reg
S-K)
for 2022, 2023, 2024 and 2025 directly correlates to net income levels for those years. Specifically, compensation actually paid was lowest during 2022 (as compared to 2023, 2024 and 2025), and net income was lowest during 2022 (as compared to 2023, 2024 and 2025). Similarly, compensation actually paid was highest in 2023 (as compared to 2022, 2024 and 2025), and net income was highest during 2023 (as compared to 2022, 2024 and 2025).
Relationship between Compensation Actually Paid and Adjusted EBITDA
Compensation actually paid to our CEO and
Non-PEO
NEOs on average as a group (as calculated pursuant to Item 402(v) of Reg
S-K)
for 2022, 2023, 2024 and 2025 directly correlates to Adjusted EBITDA for those years. Specifically, compensation actually paid was highest during 2023 (as compared to 2022, 2024 and 2025), and Adjusted EBITDA was highest during 2023 (as compared to 2022, 2024 and 2025). Similarly, compensation actually paid was lowest in 2022 (as compared to 2023, 2024 and 2025) and Adjusted EBITDA was lowest during 2022 (as compared to 2023, 2024 and 2025).
Relationship between Company TSR and Peer Group TSR
During 2022, Company total shareholder return was slightly lower than peer group total shareholder return. Peer group total shareholder return in 2023 increased from 2022, whereas Company total shareholder return for 2023 remained relatively consistent with 2022 levels. Peer group total shareholder return in 2024 decreased slightly from 2023, and Company total shareholder return for 2024 also decreased slightly from 2023 levels. Peer group total shareholder return in 2025 increased slightly from 2024, whereas Company total shareholder return in 2025 decreased slightly from 2024 levels.
Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are hereby disclosing the ratio of the median of the annual total compensation of all employees to the annual total compensation of our CEO.

We determined the pay ratio under the requirements of Item 402(u) of Regulation
S-K.
Mr. Bricker was our principal executive officer during all of 2025, and his annual total compensation is disclosed, in detail, in the “Summary Compensation Table” in this Amendment.
We identified the median employee by examining the 2025 total compensation for all individuals, excluding Mr. Bricker, who were employed by us on December 31, 2025, the last day of our payroll year. As of December 31, 2025, we had 3,281 employees. For the identified median employee, we did not make any assumptions, adjustments, or estimates to calculate the pay ratio, and only employees who were employed by us as of December 31, 2025 were included. We used Box 1 of Form
W-2
as a consistently applied compensation measure. After identifying the median employee based on this analysis, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as outlined in the “Summary Compensation Table” in this Amendment. The SEC rules allow for varying methodologies for companies to identify their median employee. Other companies may have different employment and compensation practices and may utilize different methodologies, estimates and assumptions in calculating their own pay ratios. Therefore, the pay ratios reported by other companies are unlikely to be relevant for purposes of comparison to our pay ratio.
The median of the annual total compensation of all employees in 2025, excluding our CEO, was $40,632. The annual total compensation of Mr. Bricker in 2025 was $3,602,349. Accordingly, for 2025, the ratio of annual total compensation of our principal executive officer to the annual total compensation of our median employee was 89:1.

Director Compensation
2025 Director Compensation
During 2025, none of the members of our Board of Directors received any compensation from the Company for their services on the Board, except as set forth below. The Board of Directors periodically reviews director compensation to ensure that it is appropriate and in line with our Peer Group. During fiscal 2025, the non-employee
directors received the following compensation: annual cash retainer fee equal to $75,000 ($125,000 for the Board Chair) and additional fees as follows: $25,000 for the Audit Committee Chair, $20,000 for the Compensation and Human Resources Committee Chair, $15,000 for the Nominating and Corporate Governance Committee Chair and $15,000 for the Safety Committee Chair. All cash retainers are paid quarterly.
Non-employee
directors also receive an annual equity retainer consisting of RSUs having a grant date value of $120,000 ($170,000 for the Board Chair). The annual equity retainers are generally granted in connection with the Company’s annual stockholders’ meeting each year; in addition, newly-appointed directors receive a pro-rata
annual equity grant at the time they join the Board.

Name	Fees earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Jude Bricker	—	—	—	—
Dave Davis (4)	—	—	—	—
Marion Blakey	$88,750	$120,000	—	$208,750
Thomas C. Kennedy	$100,000	$120,000	—	$220,000
Patrick O’Keeffe	$95,000	$120,000	—	$215,000
Gail Peterson	$75,000	$120,000	$1,875	$196,875
Kerry Philipovitch	$90,000	$120,000	$3,675	$213,675
Wendy Schoppert (5)	$18,750	$82,850	$1,125	$102,725
Jennifer Vogel	$125,000	$170,000	—	$295,000

(1)	This reflects fees earned or paid in cash in respect of services provided in fiscal year 2025.
(2)
The amounts reported reflect the aggregate grant date fair value of each award granted in 2025, calculated in accordance with FASB ASC Topic 718. During 2025, certain of our directors were granted restricted stock units that vest on the first anniversary of the grant date, subject to continued service on our Board of Directors.

(3)
The amounts under “All Other Compensation” represent the ATP benefit utilized by the director. For fiscal year 2025, directors received a travel bank of $10,000 under the ATP. The value of this benefit is reported as taxable income with taxes on such income paid for by the Company.

(4)	Mr. Davis resigned from his position as President and Chief Financial Officer and as a member of the Board of Directors, effective as of April 16, 2025.
(5)	Ms. Schoppert was appointed as a director, effective October 1, 2025.
As of December 31, 2025, each of the
non-employee
directors held unvested, outstanding stock awards as follows: Marion Blakey (10,390); Thomas C. Kennedy (10,390); Patrick O’Keeffe (10,390); Kerry Philipovitch (10,390); Gail Peterson (10,390); Wendy Schoppert (7,040); and Jennifer Vogel (14,719).

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of our common stock as of the Record Date (or such other date indicated in the footnotes below), by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our NEOs for fiscal year 2025;

•	each of our current directors; and

•	all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is 2005 Cargo Road, Minneapolis, MN 55450. Each stockholder’s percentage ownership in the table below is based on 54,196,458 shares of Sun Country common stock issued and outstanding as of April 1, 2026 (the “Record Date”).

	Shares of Common Stock Beneficially Owned Number		Percent
5% Stockholders
BlackRock, Inc.(1)	7,414,746		13.7%
Frontier Capital Management Co., LLC(2)	3,533,617		6.5%
U.S. Global Jets ETF(3)	2,850,525		5.3%
Named Executive Officers and Directors
Marion Blakey	28,767	*
Jude Bricker	1,474,616		2.7%
Stephen Coley(4)	7,496	*
Dave Davis(5)	359,380	*
Thomas C. Kennedy	27,472	*
Erin Rose Neale	26,893	*
Patrick O’Keeffe	28,703	*
Gregory Mays(6)	428,600	*
Gail Peterson	23,888	*
Kerry Philipovitch	31,380	*
Wendy Schoppert	—	*
Colton M. Snow	19,929	*
Bill Trousdale(7)	9,750	*
Jennifer Vogel	44,869	*
Grant Whitney	198,149
D. Torque Zubeck	—	*
All current directors and executive officers as a group (12 persons)(8)	1,715,345		3.2%

*	Less than 1%.

(1)
Information regarding beneficial ownership of our common stock by BlackRock, Inc. is included herein based on an Amendment No. 4 to a Schedule 13G filed with the SEC on October 17, 2025, relating to such shares beneficially owned as of September 30, 2025. BlackRock, Inc. has sole voting power with respect to 7,339,112 shares of the Company’s common stock and sole dispositive power with respect to 7,414,746 shares of the Company’s common stock. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(2)
Information regarding beneficial ownership of our common stock by Frontier Capital Management Co., LLC is included herein based on a Schedule 13G filed with the SEC on August 14, 2025, relating to such shares beneficially owned as of June 30, 2025. Frontier Capital Management Co., LLC has shared voting power with respect to 1,632,086 shares of the Company’s common stock and shared dispositive power with respect to 3,533,617.00 shares of the Company’s common stock. The address for Frontier Capital Management Co., LLC is 99 Summer Street, Boston, MA 02110.

(3)
Information regarding beneficial ownership of our common stock by U.S. Global Jets ETF is included herein based on Schedule 13G filed with the SEC on February 8, 2024, relating to such shares beneficially owned as of December 31, 2023. U.S. Global Jets ETF has sole voting power and sole dispositive power with respect to all of its shares of the Company’s common stock. The address for U.S. Global Jets ETF is 615 East Michigan Street, Milwaukee, Wisconsin 53202.

(4)	Number of shares of common stock beneficially owned includes 3,900 shares of common stock issuable upon the vesting of restricted stock units within 60 days.
(5)	Number of shares of common stock beneficially owned as of April 18, 2025, the date of separation of employment from Sun Country.
(6)	Number of shares of common stock beneficially owned as of June 16, 2025, the date of separation of employment from Sun Country.
(7)	Number of shares of common stock beneficially owned as of December 24, 2025, the date of separation of employment from Sun Country.
(8)
This group includes (i) all
non-employee
directors as of the Record Date and (ii) all executive officers as of the Record Date. For Mr. Coley, the number of shares of common stock beneficially owned includes 3,900 shares of common stock issuable upon the vesting of restricted stock units within 60 days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Other than compensation arrangements for our executive officers and directors (see “Executive Compensation” for a discussion of compensation arrangements for our NEOs and directors) and the transactions discussed below, there were no transactions since the beginning of our 2025 fiscal year, or any currently proposed transaction, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions
We have adopted a written Related Person Transaction Policy (the “policy”), which sets forth our policy with respect to the review, approval, ratification, and disclosure of all related person transactions by our Audit Committee. In accordance with the policy, our Audit Committee has overall responsibility for implementation of and compliance with the policy.
For purposes of the policy, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any related person (as defined in the policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our General Counsel and Audit Committee.
The policy requires that notice of a proposed related person transaction be provided to the Chief Legal Officer prior to entry into such transaction. If the Chief Legal Officer determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration. Under the policy, our Audit Committee may approve only those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our stockholders. If we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.
The policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
Anuvu
We use Anuvu Corporation (“Anuvu”), a provider of media, content, connectivity, and data analytics, as an in-flight
Wi-Fi
provider for a select few of our aircraft. Anuvu is partially owned by investment funds managed by affiliates of Apollo. We expensed approximately $277,450 for services with Anuvu in 2025, which services were provided on an arms’ length basis.
Stockholders Agreement
On May 16, 2018, SCA Acquisition Holdings, LLC entered into the Amended and Restated Stockholders’ Agreement (as amended or modified from time to time, the “Stockholders Agreement”) with the Apollo Stockholder and the co-investors
and other stockholders party thereto, which imposes certain transfer restrictions and provides for the Company’s right to repurchase any common stock proposed to be sold by the holders party thereto and the Company’s right to repurchase any common stock held by such holders in the event they are terminated from their employment or consultancy with the Company. The Stockholders Agreement specifies that Amazon will have the right to nominate a member or an observer to our Board of Directors for so long as Amazon holds the 2019 Warrants or any shares of common stock issued upon exercise of the 2019 Warrants and the ATSA remains in effect. The Stockholders Agreement also provided the Apollo Stockholder with certain drag-along rights and the other holders party thereto with certain tag-along
rights in the event of a disposition of the shares of common stock held by them. Apollo also held certain information rights, and certain consent rights pursuant to the Stockholders Agreement.

On January 31, 2020, in connection with the Reorganization Transactions, the Stockholders Agreement was amended and restated to reflect the Apollo Stockholder’s acquisition of SCA common stock and our conversion to a corporation. We further amended and restated the Stockholders Agreement in connection with our initial public offering to eliminate certain transfer restrictions and the repurchase, drag-along and tag-along
rights and to provide that the Apollo Stockholder had the right subject to holding a specific voting percentage to nominate a number of directors of the board. In February 2025, following a secondary public offering of all common stock held by the Apollo Stockholder in the Company, the rights of the Apollo Stockholder under the Stockholders Agreement were terminated.
Registration Rights Agreement
On March 19, 2021, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Apollo Stockholder, Amazon, PAR Investment Partners, L.P. and certain of our existing holders of our common stock prior to our initial public offering (collectively, the “Holders”). Subject to several exceptions, including our right to defer a demand registration, shelf registration or underwritten offering under certain circumstances, the Apollo Stockholder and, under certain circumstances, Amazon, may require that we register for public resale under the Securities Act all shares of common stock that it requests to be registered at any time, subject to the restrictions in the lock-up
agreements, so long as the securities being registered in each registration statement or sold in any underwritten offering are reasonably expected to produce aggregate proceeds of at least $50.0 million.
In addition, the Apollo Stockholder and, under certain circumstances, Amazon, have the right to require us to register the sale of the common stock held by them on Form
S-3,
subject to offering size and other restrictions. The Apollo Stockholder also has the right to request marketed and non-marketed
underwritten offerings using a shelf registration statement, and all Holders have the right to participate in these underwritten offerings.
If we propose to file certain types of registration statements under the Securities Act with respect to an offering of equity securities (including for sale by us or at the request of the Apollo Stockholder), we will be required to use our reasonable best efforts to offer the parties to the Registration Rights Agreement the opportunity to register the sale of all or part of their shares on the terms and conditions set forth in the Registration Rights Agreement (customarily known as “piggyback rights”).
All expenses of registration under the Registration Rights Agreement, including the legal fees of counsel chosen by stockholders participating in a registration, will be paid by us.
The registration rights granted in the Registration Rights Agreement are subject to customary restrictions including blackout periods and, if a registration is underwritten, any limitations on the number of shares to be included in the underwritten offering as reasonably advised by the managing underwriter or underwriters. The Registration Rights Agreement also contains customary indemnification and contribution provisions. The Registration Rights Agreement is governed by Delaware law.
In February 2025, following a secondary public offering of all common stock held by the Apollo Stockholder in the Company, the rights of the Apollo Stockholder under the Registration Rights Agreement were terminated.

Income Tax Receivable Agreement
On March 19, 2021, we entered into an income tax receivable agreement pursuant to which our pre-IPO
stockholders, which includes certain members of the Company’s management and certain members of the Company’s Board of Directors, have the right to receive payment by us of 85% of the amount of cash savings, if any, in U.S. federal, state, local, and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of a change of control and certain subsidiary dispositions, as discussed below) for periods starting at least 12 months after the closing date of our initial public offering as a result of the utilization of our and our subsidiaries’ tax attributes existing at the time of our initial public offering. These tax attributes, which we refer to as the
“Pre-IPO
Tax Attributes,” include net operating loss carryforwards, deductions, tax basis and certain other tax attributes, in each case that relate to periods (or portions thereof) ending on or prior to the closing date of our initial public offering.
We expect to be able to utilize the
Pre-IPO
Tax Attributes. We expect that the
Pre-IPO
Tax Attributes will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future.
For purposes of the income tax receivable agreement, cash savings in income tax are computed by reference to the reduction in the liability for income taxes resulting from the utilization of the tax benefits subject to the income tax receivable agreement. The term of the income tax receivable agreement will continue until all relevant tax benefits have been utilized or expired.
Our counterparties under the income tax receivable agreement will not reimburse us for any payments previously made if such tax benefits are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in such circumstances we could make payments under the income tax receivable agreement that are greater than our and our subsidiaries’ actual cash tax savings.
Any future changes in the realizability of our
Pre-IPO
Tax Attributes in each case, attributable to periods prior to our initial public offering, will impact the amount of the liability that will be paid to our pre-IPO
stockholders, which includes certain members of the Company’s management and certain members of the Company’s Board of Directors. Assuming no material changes in the relevant tax law, that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the income tax receivable agreement and our current taxable income estimates, we would expect that future payments under the income tax receivable agreement will aggregate to approximately $87,169 as of December 31, 2025. We plan to use cash flow from operations and availability under the Revolving Credit Facility to fund our obligations under the income tax receivable agreement.
If we undergo certain mergers, stock and asset sales, other forms of business combinations or other transactions constituting a “change of control” as defined in the income tax receivable agreement, the income tax receivable agreement will terminate and we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement, which payment would be based on certain assumptions, including the assumption that we and our subsidiaries have sufficient taxable income to fully utilize the
Pre-IPO
Tax Attributes. Additionally, if we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the income tax receivable agreement attributable to the tax benefits of such subsidiary that is sold or disposed of, applying the assumptions described above.
The income tax receivable agreement provides that in the event that we breach any of our material obligations under it, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under it or by operation of law as a result of the rejection of it in a case commenced under the United States Bankruptcy Code or otherwise, then all our payment and other obligations under the income tax receivable agreement will be accelerated and will become due and payable applying the same assumptions described above. Such payments could be substantial and could exceed our actual cash tax savings under the income tax receivable agreement. Payment obligations under the income tax receivable agreement are our obligations and not obligations of any of our subsidiaries. Because we are a holding company with no operations of our own, our ability to make payments under the income tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. Our existing and future debt agreement, as well as restrictions in government programs, may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the income tax receivable agreement. The actual utilization of the
Pre-IPO
Tax Attributes as well as the timing of any payments under the income tax receivable agreement will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future.
To the extent that we are unable to make payments under the income tax receivable agreement, such payments will be deferred and will accrue interest until paid.

Based on our current income projections, we anticipate that payments under the income tax receivable agreement will be made when, and in amounts equal to 85% of, the cash tax saving we actually realize as a result of utilization of
Pre-IPO
Tax Attributes. However, due to the manner in which payments under the income tax receivable agreement are calculated, such payments may be greater than, and made in advance of, our actual cash tax savings attributable to the
Pre-IPO
Tax Attributes.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees paid or accrued for professional services provided by our independent auditors in each of the categories listed are as follows for the periods presented. All such fees are in accordance with our approval policies described below.

	Year Ended December 31,
	2025	2024
Fee Category
Audit Fees	$1,447,000	$1,305,500
Audit-Related Fees	$0	$261,100
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$1,447,000	$1,566,600

Audit Fees
 – primarily represent amounts for services related to the audit of our consolidated financial statements, reviews of our interim condensed consolidated financial statements, and the issuance of consents and for other periodic reports or documents filed with the SEC.
Audit-Related Fees
 – represent amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including fees related to the Company’s filings with the SEC and related comfort letters for its initial public offering and secondary offerings, and PFC audit.
Tax Fees
 – represent amounts for tax compliance, tax advice, and tax planning services.
All Other Fees
 – consist of all other fees for services other than those in the above categories.
The Board of Directors adopted a
pre-approval
policy that provides guidelines for the audit, audit-related, tax, and other permissible non-audit
services that may be provided by the independent auditors. The policy identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the auditors’ independence is not impaired. Under the policy, the Audit Committee annually, and from time to time, pre-approves
the audit engagement fees and terms of all audit and permitted non-audit
services to be provided by the independent auditor.
REPORT OF THE AUDIT COMMITTEE
The Audit Committee has reviewed and discussed with the Company’s management and with KPMG the audited financial statements of the Company for the fiscal year ended December 31, 2025. The Audit Committee has discussed with KPMG the matters required to be discussed under the standards of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC.
The Audit Committee has also received the written disclosures and the letter from KPMG required by the applicable requirements of the PCAOB regarding the independent accountant’s communication with the Audit Committee concerning independence and the Audit Committee has discussed the independence of KPMG with that firm.
Based on the Audit Committee’s review and discussions of the matters noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Original Form
10-K
for the fiscal year ended December 31, 2025.
Members of the Audit Committee:
Thomas C. Kennedy, Chairperson
Kerry Philipovitch
Jennifer Vogel
Wendy Schoppert

PART IV

ITEM 15: EXHIBITS

(a)Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

104*	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Sun Country Airlines Holdings, Inc.
(Registrant)

/s/ Daniel Torque Zubeck
Daniel Torque Zubeck
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

April 30, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jude Bricker	President and Chief Executive Officer; Director	April 30, 2026
Jude Bricker	(Principal Executive Officer)

/s/ Jennifer Vogel	Chair of the Board; Director	April 30, 2026
Jennifer Vogel

/s/ Patrick O’Keeffe	Director	April 30, 2026
Patrick O’Keeffe

/s/ Thomas C. Kennedy	Director	April 30, 2026
Thomas C. Kennedy

/s/ Marion Blakey	Director	April 30, 2026
Marion Blakey

/s/ Kerry Philipovitch	Director	April 30, 2026
Kerry Philipovitch

/s/ Gail Peterson	Director	April 30, 2026
Gail Peterson

/s/ Wendy Schoppert	Director	April 30, 2026
Wendy Schoppert