Form 10-Q
period 2026-03-31
Sun Country Airlines Holdings, Inc.
filed 2026-05-01
CIK 1743907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☑
Number of shares outstanding by each class of common stock, as of March 31, 2026:
Common Stock, $0.01 par value – 54,196,458 shares outstanding

Sun Country Airlines Holdings, Inc.
Form 10-Q

PART I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$153,729	$144,684
Restricted Cash	18,142	21,357
Investments	66,029	89,629
Accounts Receivable, net of an allowance for credit losses of $404 and $408, respectively	54,511	53,722
Short-term Lessor Maintenance Deposits	23,759	22,738
Inventory, net of a reserve for obsolescence of $1,509 and $1,214, respectively	12,183	11,844
Prepaid Expenses	20,064	17,667
Other Current Assets	7,019	6,575
Total Current Assets	355,436	368,216

Property & Equipment, net:
Aircraft and Flight Equipment	891,023	861,100
Aircraft and Flight Equipment Held for Operating Lease	62,923	62,923
Ground Equipment and Leasehold Improvements	52,667	50,765
Computer Hardware and Software	25,391	24,926
Finance Lease Assets	309,877	309,877
Rotable Parts	31,879	31,676
Total Property & Equipment	1,373,760	1,341,267
Accumulated Depreciation & Amortization	(431,521)	(414,246)
Total Property & Equipment, net	942,239	927,021

Other Assets:
Goodwill	222,223	222,223
Other Intangible Assets, net of accumulated amortization of $35,522 and $34,480, respectively	72,219	73,261
Operating Lease Right-of-use Assets	13,589	14,257
Aircraft Deposits	5,575	5,575
Long-term Lessor Maintenance Deposits	48,210	45,361
Other Assets	24,116	24,550
Total Other Assets	385,932	385,227
Total Assets	$1,683,607	$1,680,464
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share and share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$83,573	$57,628
Accrued Salaries, Wages, and Benefits	40,849	45,531
Accrued Transportation Taxes	18,117	22,923
Air Traffic Liabilities	138,220	167,024
Finance Lease Obligations	60,205	61,616
Loyalty Program Liabilities	9,765	10,233
Operating Lease Obligations	3,685	3,601
Current Maturities of Long-term Debt, net	62,089	68,017
Other Current Liabilities	13,290	14,530
Total Current Liabilities	429,793	451,103

Long-term Liabilities:
Finance Lease Obligations	185,633	189,471
Loyalty Program Liabilities	4,604	4,613
Operating Lease Obligations	12,878	13,792
Long-term Debt, net	244,766	255,329
Deferred Tax Liability	46,902	40,761
Income Tax Receivable Agreement Liability	87,137	87,169
Other Long-term Liabilities	12,468	13,070
Total Long-term Liabilities	594,388	604,205
Total Liabilities	1,024,181	1,055,308

Commitments and Contingencies (see Note 12)

Stockholders' Equity:
Common stock, with $0.01 par value, 995,000,000 shares authorized, 62,013,485 and 61,040,329 issued and 54,196,458 and 53,223,302 outstanding at March 31, 2026 and December 31, 2025, respectively	620	610
Preferred stock, with $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost, 7,817,027 shares held at March 31, 2026 and December 31, 2025	(125,881)	(125,881)
Additional Paid-In Capital	560,680	550,471
Retained Earnings	224,047	199,941
Accumulated Other Comprehensive (Loss) Income	(40)	15
Total Stockholders' Equity	659,426	625,156
Total Liabilities and Stockholders' Equity	$1,683,607	$1,680,464
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Passenger	$285,259	$285,888
Cargo	46,089	28,157
Other	7,018	12,604
Total Operating Revenues	338,366	326,649

Operating Expenses:
Aircraft Fuel	72,901	64,619
Salaries, Wages, and Benefits	104,191	92,845
Maintenance	20,423	18,862
Sales and Marketing	10,092	10,395
Depreciation and Amortization	25,157	24,804
Ground Handling	10,461	11,407
Landing Fees and Airport Rent	17,722	16,833
Special Items	9,799	1,799
Other Operating, net	30,743	28,839
Total Operating Expenses	301,489	270,403
Operating Income	36,877	56,246

Non-operating Income (Expense):
Interest Income	2,235	1,995
Interest Expense	(8,851)	(9,625)
Other, net	2	(478)
Total Non-operating Expense, net	(6,614)	(8,108)

Income Before Income Tax	30,263	48,138
Income Tax Expense	6,157	11,603
Net Income	$24,106	$36,535

Net Income per share to common stockholders:
Basic	$0.45	$0.68
Diluted	$0.43	$0.66
Shares used for computation:
Basic	53,954,956	53,342,226
Diluted	56,374,418	55,508,359
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$24,106	$36,535

Other Comprehensive (Loss) Income
Net unrealized (losses) gains on Available-for-Sale securities, net of deferred tax (benefit) expense of $(16) and $17, respectively	(55)	57
Other Comprehensive (Loss) Income	(55)	57
Comprehensive Income	$24,051	$36,592

See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount	Shares	Amount
December 31, 2025	5,373,482	61,040,329	$610	7,817,027	$(125,881)	$550,471	$199,941	$15	$625,156
Stock Issued for Stock-Based Awards	—	973,156	10	—	—	5,779	—	—	5,789
Net Income	—	—	—	—	—	—	24,106	—	24,106
Amazon Warrants	379,304	—	—	—	—	2,800	—	—	2,800
Stock-based Compensation	—	—	—	—	—	1,630	—	—	1,630
Other Comprehensive Loss	—	—	—	—	—	—	—	(55)	(55)
March 31, 2026	5,752,786	62,013,485	$620	7,817,027	$(125,881)	$560,680	$224,047	$(40)	$659,426

	Three Months Ended March 31, 2025
	Warrants	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount	Shares	Amount
December 31, 2024	4,109,135	59,500,970	$595	6,343,006	$(105,866)	$528,604	$147,132	$(92)	$570,373
Stock Issued for Stock-Based Awards	—	673,953	7	—	—	2,483	—	—	2,490
Common Stock Repurchases and Excise Tax	—	—	—	630,914	(10,000)	—	—	—	(10,000)
Net Income	—	—	—	—	—	—	36,535	—	36,535
Amazon Warrants	252,869	—	—	—	—	1,867	—	—	1,867
Stock-based Compensation	—	—	—	—	—	1,695	—	—	1,695
Other Comprehensive Income	—	—	—	—	—	—	—	57	57
March 31, 2025	4,362,004	60,174,923	$602	6,973,920	$(115,866)	$534,649	$183,667	$(35)	$603,017
See accompanying Notes to Condensed Consolidated Financial Statements

SUN COUNTRY AIRLINES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$24,106	$36,535
Adjustments to reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	25,157	24,804
Deferred Income Taxes	6,157	8,542
Other, net	(1,249)	718
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,111)	(4,062)
Inventory	(1,105)	(772)
Prepaid Expenses	(2,397)	(796)
Lessor Maintenance Deposits	(3,869)	(2,713)
Other Assets	1,266	1,393
Accounts Payable	23,939	2,730
Accrued Transportation Taxes	(4,806)	(3,821)
Air Traffic Liabilities	(28,804)	(46,428)
Loyalty Program Liabilities	(477)	(501)
Operating Lease Obligations	(876)	(798)
Other Liabilities	(6,220)	1,600
Net Cash Provided by Operating Activities	29,711	16,431
Cash Flows Used in Investing Activities:
Purchases of Property & Equipment	(40,512)	(15,409)
Proceeds from the Sale of Property & Equipment	9,618	6,004
Purchases of Investments	—	(19,092)
Proceeds from the Maturities of Investments	23,585	17,925
Net Cash Used in Investing Activities	(7,309)	(10,572)
Cash Flows Used in Financing Activities:
Common Stock Repurchases	—	(10,000)
Repayment of Finance Lease Obligations	(5,248)	(4,923)
Repayment of Borrowings	(16,776)	(14,829)
Other, net	5,452	(9,450)
Net Cash Used in Financing Activities	(16,572)	(39,202)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5,830	(33,343)

Cash, Cash Equivalents and Restricted Cash--Beginning of the Period	166,041	100,471

Cash, Cash Equivalents and Restricted Cash--End of the Period	$171,871	$67,128

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash to the amounts reported on the Condensed Consolidated Balance Sheets:
	March 31, 2026	March 31, 2025
Cash and Cash Equivalents	$153,729	$53,391
Restricted Cash	18,142	13,737
Total Cash, Cash Equivalents and Restricted Cash	$171,871	$67,128
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
The Company has prepared the unaudited Condensed Consolidated Financial Statements according to U.S. Generally Accepted Accounting Principles (“GAAP”) and has included the accounts of Sun Country Airlines Holdings, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for Form 10-Q. Therefore, the accompanying unaudited Condensed Consolidated Financial Statements of Sun Country Airlines Holdings, Inc. should be read in conjunction with the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC ("2025 10-K"). These unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the respective periods presented. All material intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Due to impacts from seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, the impact of macroeconomic conditions, geopolitical events, and other factors, operating results for the three months ended March 31, 2026 are not necessarily indicative of operating results for other interim periods or for the full year ending December 31, 2026.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This ASU requires entities to capitalize software costs when both of the following occur: management has authorized and committed to funding the software project, and it is probable that the

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

project will be completed and the software will be used to perform the function intended. Entities may adopt this standard using one of three approaches: a prospective transition, a modified transition based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition. The ASU is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of an annual reporting period. The Company continues to assess the impact of this ASU on its Consolidated Financial Statements.
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
On March 16, 2026, the Department of Justice granted early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the Merger. On April 15, 2026, the Department of Transportation ("DOT") approved the joint interim exemption application that will allow both Allegiant and Sun Country to continue operating as separate carriers under common ownership after closing, pending further action by the DOT, satisfying the last remaining regulatory approval-related condition to the closing of the proposed Merger.
On March 31, 2026, notice was given that a special meeting of stockholders (the “Special Meeting”) of the Company will be held on May 8, 2026, to consider and vote on a proposal to adopt the Merger Agreement and a proposal to approve, on an advisory basis, the compensation that will or may become payable by the Company to its named executive officers in connection with the Merger.
The Merger is expected to close as early as May 13, 2026, subject to satisfaction or waiver of the remaining conditions to closing.
3. REVENUE
Sun Country is a certificated air carrier generating Operating Revenues from Passenger (consisting of Scheduled Service, Charter, and Ancillary), Cargo and Other revenue. Scheduled Service revenue mainly consists of base fares. Charter revenue is primarily generated through service provided to the U.S. Department of War ("DoW"), collegiate and professional sports teams, and casinos. Ancillary revenue consists of revenue earned from air travel-related services, such as: baggage fees, seat selection fees, other fees and on-board sales. Cargo consists of revenue earned from flying cargo aircraft for Amazon.com Services, Inc. (together with its affiliates, “Amazon”) under the Amended and Restated Air Transportation

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Services Agreement (the “A&R ATSA”). Other revenue consists primarily of revenue from services in connection with Sun Country Vacations products, rental revenue related to certain transactions where the Company serves as a lessor, and revenue for the brand and marketing performance obligation related to the Company's co-branded credit card program. The Company recognized rental revenue of $3,350 and $8,636, during the three months ended March 31, 2026 and 2025, respectively.
In June 2024, the Company entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that Sun Country operates on behalf of Amazon from 12 to 20 in 2025. During the three months ended March 31, 2026, the Company agreed to operate two additional cargo aircraft, which will increase the total from 20 to 22 once the aircraft are placed in-service. The two additional cargo aircraft were received as of March 31, 2026 and are expected to be in-service by the third quarter of 2026. For more information on the A&R ATSA, see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" included within Part II, Item 8 of the 2025 10-K.
The significant categories comprising Operating Revenues are as follows:

	Three Months Ended March 31,
	2026	2025
Scheduled Service	$146,551	$143,522
Charter	57,245	54,692
Ancillary	81,463	87,674
Passenger	285,259	285,888
Cargo	46,089	28,157
Other	7,018	12,604
Total Operating Revenues	$338,366	$326,649
The Company attributes and measures its Operating Revenues by geographic region as defined by the DOT for airline reporting based upon the origin of each passenger and cargo flight segment.
The Company’s operations are highly concentrated in the U.S., but include service to many international locations, primarily consisting of Scheduled Service to Latin America and military Charter service to various international destinations.
Total Operating Revenues by geographic region are as follows:

	Three Months Ended March 31,
	2026	2025
Domestic	$317,161	$301,374
Latin America	21,205	25,176
Other	—	99
Total Operating Revenues	$338,366	$326,649
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
Contract Assets and Liabilities are as follows:

	March 31, 2026	December 31, 2025
Contract Assets
Amazon Contract	$12,976	$13,347
Total Contract Assets	$12,976	$13,347

Contract Liabilities
Air Traffic Liabilities	$138,220	$167,024
Loyalty Program Liabilities	14,369	14,846
Amazon Contract	1,598	1,686
Credit Card Program	940	976
Total Contract Liabilities	$155,127	$184,532
The balance in the Air Traffic Liabilities fluctuates with seasonal travel patterns. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2026, $134,824 of revenue was recognized in Passenger revenue that was included in the Air Traffic Liabilities as of December 31, 2025.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Changes in the Loyalty Program Liabilities are as follows:

	2026	2025
Balance – January 1	$14,846	$14,601
Loyalty Points Earned	2,607	2,635
Loyalty Points Redeemed (1)	(3,084)	(3,136)
Balance – March 31	$14,369	$14,100
______________________

(1)
Loyalty points are combined in one homogenous pool, which includes both air and non-air travel awards. Individual points are not separately identifiable. As such, the revenue recognized is comprised of points that were part of the Loyalty Program Liabilities balance at the beginning of the period, as well as points that were earned during the period.

4. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net Income	$24,106	$36,535

Denominator:
Weighted Average Common Shares Outstanding - Basic	53,954,956	53,342,226
Dilutive effect of Stock Options, RSUs and Warrants	2,419,462	2,166,133
Weighted Average Common Shares Outstanding - Diluted	56,374,418	55,508,359

Basic earnings per share	$0.45	$0.68
Diluted earnings per share	$0.43	$0.66
The Company's anti-dilutive shares for the three months ended March 31, 2026 and 2025 were not material to the Condensed Consolidated Financial Statements.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

5. AIRCRAFT
As of March 31, 2026, Sun Country's fleet consisted of 72 Boeing 737-NG aircraft, comprised of 67 Boeing 737-800s and five Boeing 737-900ERs.
The following tables summarize the Company’s aircraft fleet activity for the three months ended March 31, 2026 and 2025, respectively:

	December 31, 2025	Additions	Reclassifications	Removals	March 31, 2026
Passenger:
Owned	35	—	—	—	35
Finance leases	12	—	—	—	12
Sun Country Airlines’ Fleet	47	—	—	—	47
Cargo:
Aircraft Operated for Amazon (1)	20	2	—	—	22
Other:
Owned Aircraft Held for Operating Lease	2	—	—	—	2
Subleased Aircraft (2)	1	—	—	—	1
Total Aircraft	70	2	—	—	72

	December 31, 2024	Additions	Reclassifications	Removals	March 31, 2025
Passenger:
Owned	34	—	—	—	34
Finance leases	11	—	—	—	11
Sun Country Airlines’ Fleet	45	—	—	—	45
Cargo:
Aircraft Operated for Amazon (1)	12	3	—	—	15
Other:
Owned Aircraft Held for Operating Lease	4	—	—	—	4
Subleased Aircraft (2)	2	—	—	—	2
Total Aircraft	63	3	—	—	66

(1)	These amounts include both aircraft in-service and aircraft received, but not in-service as of March 31, 2026 and 2025, respectively.
(2)	The head leases associated with these subleases are classified as finance leases.

During the three months ended March 31, 2026, the Company received two additional cargo aircraft under the A&R ATSA, which are expected to be in-service by the third quarter of 2026. Additionally, an amendment was executed to extend the lease expiry terms for one of the Company's subleased aircraft, which now expires in the fourth quarter of 2026. Of the 37 Owned aircraft and Owned Aircraft Held for Operating Lease as of March 31, 2026, 29 aircraft were financed, five aircraft have been pledged to support the ability to

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

efficiently utilize the Company's $75,000 revolving credit facility (“Revolving Credit Facility”) entered into in March 2025, and three aircraft were unencumbered. See Note 6 for more information on the Company's Revolving Credit Facility.
During the three months ended March 31, 2025, the Company received three additional cargo aircraft under the A&R ATSA, of which one aircraft was in-service. Additionally, amendments were executed to extend the lease expiry terms for three of the four Owned Aircraft Held for Operating Lease.
Depreciation and amortization expense on aircraft are as follows:

		Three Months Ended March 31,
Aircraft Status	Expense Type	2026	2025
Owned	Depreciation	$14,353	$14,419
Finance Leased	Amortization	5,206	5,206
		$19,559	$19,625
6. DEBT
Credit Facilities
In March 2025, the Company executed a new $75,000 Revolving Credit Facility with a group of lenders. The interest rate on borrowings is determined using a base rate plus an applicable margin of 2.5%. In addition, there is a commitment fee on the unused Revolving Credit Facility of 0.6%. The Revolving Credit Facility is guaranteed by the Company and secured by a pool of collateral. Accordingly, the Company pledged certain assets as collateral, including certain previously unencumbered aircraft, to support the ability to efficiently utilize the Revolving Credit Facility. Available funds from the Revolving Credit Facility can be used for general corporate purposes. The Revolving Credit Facility includes financial covenants that require the Company to maintain: 1) minimum liquidity, as defined within the agreement, of not less than $55,000, 2) a minimum adjusted EBITDAR of $110,000 for any four consecutive fiscal quarters and 3) a minimum ratio of the borrowing base of the collateral to outstanding obligations under the Revolving Credit Facility of not less than 1.0 to 1.0. The Company was in compliance with these financial covenants as of March 31, 2026. As of March 31, 2026, the Company had $75,000 of financing available through the Revolving Credit Facility.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Pass-Through Trust Certificates
During March 2022, the Company arranged for the issuance of Class A and Class B certificates Series 2022-1 (the "2022-1 EETC") in an aggregate face amount of $188,277 for the purpose of financing or refinancing 13 aircraft. The Company is required to make bi-annual principal and interest payments each March and September, through March 2031. These notes bear interest at an annual rate between 4.84% and 5.75%. The weighted average interest rate was 5.04% as of March 31, 2026.
In December 2019, the Company arranged for the issuance of Class A, Class B and Class C trust certificates Series 2019-1 (the “2019-1 EETC”), in an aggregate face amount of $248,587 for the purpose of financing or refinancing 13 aircraft, which was completed in 2020. The Company is required to make bi-annual principal and interest payments each June and December, through December 2027.
In December 2024, the Company reissued Class C trust certificates from the 2019-1 EETC, which had previously been repaid, in an aggregate face amount of $60,000 and concurrently applied the proceeds to repay a portion of the 2023 Term Loan Credit Facility. The reissued Class C trust certificates had no impact on the bi-annual payment schedule or the term of the 2019-1 EETC. The 2019-1 EETC notes bear interest at an annual rate between 4.13% and 7.10%. The weighted average interest rate was 5.56% as of March 31, 2026.
Long-term Debt includes the following:

	March 31, 2026	December 31, 2025
2019-1 EETC (see terms and conditions above)	$101,512	$101,512
2022-1 EETC (see terms and conditions above)	104,111	118,288
2025 Term Loan Facility (see terms and conditions above)	104,012	106,610
Total Debt	309,635	326,410
Less: Unamortized debt issuance costs	(2,780)	(3,064)
Less: Current Maturities of Long-term Debt, net	(62,089)	(68,017)
Total Long-term Debt, net	$244,766	$255,329
Future maturities of the outstanding Debt are as follows:

	Debt Principal Payments	Amortization of Debt Issuance Costs	Net Debt
Remainder of 2026	$52,281	$(757)	$51,524
2027	97,113	(813)	96,300
2028	31,973	(460)	31,513
2029	39,589	(340)	39,249
2030	29,974	(239)	29,735
Thereafter	58,705	(171)	58,534
Total as of March 31, 2026	$309,635	$(2,780)	$306,855
The fair value of Debt was $299,232 as of March 31, 2026 and $315,872 as of December 31, 2025. The fair value of the Company’s debt was based on the discounted amount of future cash flows using the Company’s end-of-period estimated incremental borrowing rate for similar obligations. The estimates were primarily

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

based on Level 3 inputs.
7. INVESTMENTS
A summary of debt securities by major security type:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$3,866	$1	$(1)	$3,866
Corporate Debt Securities	37,765	6	(40)	37,731
U.S. Government Agency Securities	17,953	1	(20)	17,934
Total	$59,584	$8	$(61)	$59,531

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities: (1)
Municipal Debt Securities	$3,859	$4	$—	$3,863
Corporate Debt Securities	41,336	38	(7)	41,367
U.S. Government Agency Securities	37,918	7	(24)	37,901
Total	$83,113	$49	$(31)	$83,131

(1)
The Company also holds Certificates of Deposit with maturities greater than 90 days that are included in Investments on the Condensed Consolidated Balance Sheets totaling $6,498 as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the unrealized losses were the result of changes in market interest rates and were not the result of a deterioration in the credit quality of the securities. As of March 31, 2026, the Company expects any unrealized losses to be recoverable prior to the investment's conversion to cash.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

8. FAIR VALUE MEASUREMENTS
The following table summarizes the assets measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$153,729	$—	$—	$153,729
Available-for-Sale Securities:
Municipal Debt Securities	—	3,866	—	3,866
Corporate Debt Securities	—	37,731	—	37,731
U.S. Government Agency Securities	—	17,934	—	17,934
Total Available-for-Sale Securities	—	59,531	—	59,531
Certificates of Deposit	6,498	—	—	6,498
Total Assets Measured at Fair Value on a Recurring Basis	$160,227	$59,531	$—	$219,758

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$144,684	$—	$—	$144,684
Available-for-Sale Securities:
Municipal Debt Securities	—	3,863	—	3,863
Corporate Debt Securities	—	41,367	—	41,367
U.S. Government Agency Securities	—	37,901	—	37,901
Total Available-for-Sale Securities	—	83,131	—	83,131
Certificates of Deposit	6,498	—	—	6,498
Total Assets Measured at Fair Value on a Recurring Basis	$151,182	$83,131	$—	$234,313
9. INCOME TAXES
The Company's effective tax rate for the three months ended March 31, 2026 and 2025 was 20.3% and 24.1%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible or nontaxable items. The effective tax rate in both periods was impacted by permanent stock compensation items.
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income or loss for the reporting period. We have changed to use the discrete method to calculate income taxes for the three months ended March 31, 2026. At this time, we believe that the use of the discrete method is more appropriate than the estimated annual effective tax rate method due to the fact that small changes in projected full year income could cause material fluctuations in our annual effective tax rate applied during each quarter. Full year projections are particularly sensitive to the current volatility in the global fuel market.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

Tax Receivable Agreement
The total Tax Receivable Agreement ("TRA") balance as of March 31, 2026 and December 31, 2025 was $87,137 and $87,169, respectively. The TRA liability is an estimate and actual amounts payable and/or the timing of TRA payments could differ from this estimate. For example, changes to full year taxable income, as well as changes in tax laws may impact the timing of TRA liability payments. During the three months ended March 31, 2025, the Company made a payment of $10,525 to the pre-IPO stockholders (the “TRA holders”), which includes certain members of the Company's management and certain members of the Company's Board of Directors. The payment to the TRA holders during the three months ended March 31, 2026 was not significant. The payment is included within Other, net in Financing Activities on the Condensed Consolidated Statements of Cash Flows. Payments will be made in future periods as attributes that existed at the time of the IPO (the “Pre-IPO Tax Attributes”) are utilized. Upon completion of a merger that constitutes a change of control, such as the Merger Agreement with Allegiant, the TRA will terminate and be settled with the TRA holders.
10. SPECIAL ITEMS
Special Items reflects expenses that are not representative of our ongoing costs for the periods presented and may vary in nature, frequency, and amount from period to period.
During the three months ended March 31, 2026, the Company recorded $9,799 of special charges for professional services and other costs related to the proposed Merger with Allegiant (see Note 2).
During the three months ended March 31, 2025, the Company recognized ratification bonuses of $1,799, including $138 of payroll-related tax expense, related to a new five-year collective bargaining agreement with the Company's flight attendants. These items were included within Special Items on the Company's Condensed Consolidated Statements of Operations.
11. STOCKHOLDERS' EQUITY
Equity Transactions
Common Stock Repurchases
The Company may purchase shares of its Common Stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, accelerated share repurchase, or other means, including through Rule 10b5-1 trading plans.
The Company did not repurchase any shares of its Common Stock during the three months ended March 31, 2026. As of March 31, 2026, the Company had $15,000 remaining of Board authorization to repurchase shares of its Common Stock. Under the Merger Agreement with Allegiant, the Company is prohibited from repurchasing any shares of its Common Stock during the period from January 11, 2026 to the time of closing of the Merger.
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
Amazon Agreement
On December 13, 2019, the Company signed a six-year contract with Amazon to provide cargo services under the ATSA. In connection with the ATSA, the Company issued warrants to Amazon to purchase an aggregate of up to 9,482,606 shares of common stock at an exercise price of approximately $15.17 per share. During the three months ended March 31, 2026 and 2025, 379,304 and 252,869 warrants vested in each respective period. As of March 31, 2026 and 2025, the cumulative vested warrants held by Amazon were 5,752,786 and 4,362,004, respectively. The exercise period for these warrants extends through the eighth anniversary of the issue date. No incremental warrants were issued, nor was the original warrant agreement modified, upon the signing of the A&R ATSA. Pursuant to the terms of the Sun Country Warrant, any unvested warrant shares of the Sun Country Warrant will become fully vested and immediately exercisable immediately prior to the consummation of the Merger with Allegiant.
12. COMMITMENTS AND CONTINGENCIES
The Company has contractual obligations and commitments primarily with regard to lease arrangements, repayment of debt (see Note 6), payments under the TRA (see Note 9), and probable future purchases of aircraft.
The Company is subject to an audit by the Internal Revenue Service (“IRS”) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of October 1, 2021 through June 30, 2023. During 2024, the Company received an assessment of approximately $2,700 from the IRS related to the results of the audit. As of March 31, 2026, the Company has appealed the results of the audit through a formal protest with the IRS and there has been no further change in status on this matter. The Company believes a loss in this matter is not probable and has not recognized a loss contingency as of March 31, 2026.
The Company is currently undergoing a TSA audit, which includes the review of certain passenger fees and how they are remitted. This audit is in its initial stages, and the Company has not received any formal assessment or preliminary findings. Accordingly, management is unable to predict any outcome on this matter. As of the date of this filing, management does not expect that a potential loss, if any, will have a material effect on the Company's financial position, results of operations, or cash flows.
In June 2024, ALPA filed a grievance on behalf of the Company’s pilots for certain wages to be paid to pilot instructors during flight hours. In the third quarter of 2025, this matter moved to arbitration. During the fourth quarter of 2025, an arbitrator ruled in favor of the pilots. Prior to this ruling, the Company believed a loss on this matter was not probable. Accordingly, the Company recognized a loss contingency related to this matter of $2,718, inclusive of tax effects and 401(k) contributions, which was recorded within Salaries, Wages, and Benefits on the Company's Consolidated Statement of Operations during the fourth quarter of 2025. During the three months ended March 31, 2026, the Company paid $2,740 related to this matter.
The Company is subject to various legal proceedings in the normal course of business and normal course proceedings related to a merger and expenses legal costs as incurred. Management does not believe these proceedings will have a materially adverse effect on the Company.

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

13. OPERATING SEGMENTS
The Company has two operating and reportable segments: Passenger and Cargo, which are determined by the services provided and fleet utilized. The Chief Operating Decision Maker ("CODM") makes resource allocation decisions with the objective of generating high returns and margins and mitigating the seasonality of the Company’s route network. Operating Income is the measure of segment profit that is the most consistent with the amounts presented in the Company’s Condensed Consolidated Financial Statements, as well as the measure the CODM uses to assess segment performance. The accounting policies for the Company’s reportable segments are consistent with those described in Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" included within Part II, Item 8 of the 2025 10-K. There are no intercompany transactions between the Company’s reportable segments.
The following tables present financial information for the Company’s two operating segments: Passenger and Cargo. Certain Non-Fuel operating expenses are allocated between Passenger and Cargo based on metrics such as block hours, fleet count and departures, which best align with the nature of the respective expense. Other Operating, net includes crew and other employee travel, interrupted trip expenses, information technology, property taxes and insurance, including hull-liability insurance, supplies, legal and other professional fees, facilities and all other administrative and operational overhead expenses. The CODM does not consider Interest Income, Interest Expense, and Other Income, net, in assessing the financial performance of the operating segments. Collectively, these items are included in reconciling reporting segment financial amounts to the condensed consolidated financial amounts.
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

SUN COUNTRY AIRLINES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$292,277	$46,089	$338,366	$298,492	$28,157	$326,649

Operating Expenses:
Aircraft Fuel	72,574	327	72,901	64,619	—	64,619
Salaries, Wages, and Benefits	73,169	31,022	104,191	75,183	17,662	92,845
Maintenance	13,803	6,620	20,423	15,343	3,519	18,862
Sales and Marketing	10,092	—	10,092	10,395	—	10,395
Depreciation and Amortization	25,145	12	25,157	24,799	5	24,804
Ground Handling	10,461	—	10,461	11,407	—	11,407
Landing Fees and Airport Rent	17,515	207	17,722	16,684	149	16,833
Special Items	6,853	2,946	9,799	1,799	—	1,799
Other Operating, net	20,446	10,297	30,743	23,543	5,296	28,839
Total Operating Expenses	250,058	51,431	301,489	243,772	26,631	270,403
Operating Income (Loss)	$42,219	$(5,342)	36,877	$54,720	$1,526	56,246
Interest Income			2,235			1,995
Interest Expense			(8,851)			(9,625)
Other, net			2			(478)
Income Before Income Tax			$30,263			$48,138
14. SUBSEQUENT EVENTS
The Company evaluated subsequent events for the period from the Balance Sheet date through May 1, 2026, the date that the Condensed Consolidated Financial Statements were available to be issued.
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
(Dollars in thousands, except per share amounts)
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, the terms “Sun Country,” “we,” “us” and “our” refer to Sun Country Airlines Holdings, Inc., and its subsidiaries.
Forward-Looking Statements
The following discussion and analysis presents factors that had a material effect on our results of operations during the three months ended March 31, 2026 and 2025. Also discussed is our financial position as of March 31, 2026 and December 31, 2025. This section should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes and discussion under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 10-K. This discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions and forecasts. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors, including those set forth under the section of this report titled, “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” included in our 2025 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Business Overview
Sun Country is a new breed of hybrid low-cost air carrier that dynamically deploys shared resources across our synergistic passenger service (including Scheduled Service and Charter), and cargo service segments. By doing so, we generate high growth, high margins and strong cash flows with greater resilience than other passenger airlines. Based in Minnesota, we focus on serving leisure and visiting friends and relatives ("VFR") passengers, Charter customers and providing crew, maintenance and insurance (“CMI”) service to Amazon, with flights throughout the U.S. and to destinations in Canada, Mexico, Central America and the Caribbean. We share resources, such as flight crews, across our Passenger and Cargo segments with the objective of generating higher returns and margins and mitigating the seasonality of our route network. We optimize capacity using an agile peak demand scheduling strategy which aims to shift flying to markets during periods of peak demand and away from markets during periods of low demand. This allows us to produce higher unit revenue with a competitive low-cost structure, in line with other ultra low-cost carriers ("ULCCs") resulting in relatively high unit profitability, while also providing greater resiliency to economic or industry downturns.
Merger Agreement with Allegiant Travel Company
On January 11, 2026, Sun Country, entered into the Merger Agreement with Allegiant Travel Company, a Nevada corporation (“Allegiant”), under which Allegiant will acquire Sun Country. Pursuant to the Merger Agreement, each existing share of Sun Country Common Stock will be converted into the right to receive (i) $4.10 in cash, without interest and (ii) 0.1557 shares of Allegiant Common Stock.
The Merger is expected to close as early as May 13, 2026, subject to shareholder approval (see Note 2 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report).
We have incurred material expenses related to the Merger which had an impact to earnings in the first quarter of 2026.

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
Macroeconomic conditions continue to impact Sun Country, as well as the industry. Certain of our operating costs have been further impacted by inflationary pressures, geopolitical events, supply chain issues, and other macroeconomic conditions. To date, our strategy has allowed us to offset a majority of additional costs associated with the impact of macroeconomic conditions. Additionally, our Charter and Cargo businesses have the ability to pass on certain costs to customers.
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
In June 2024, we entered into the A&R ATSA with Amazon that increased the number of Boeing 737-800 cargo aircraft that we operate on behalf of Amazon from 12 to 20 in 2025. In early 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that Sun Country operates on behalf of Amazon from 20 to 22. The two additional cargo aircraft were received as of March 31, 2026 and are expected to be in-service by the third quarter of 2026.
The increase in aircraft that we operate on behalf of Amazon will result in more resources being allocated to the Cargo segment. This aligns with our strategy of long-term flexibility and supports our ability to mitigate the impact of cyclical, economic, and industry downturns on our business.
For more information on our business and strategic advantages, see the "Business" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections within Part I, Item 1 and Part II, Item 7, respectively, in our 2025 10-K.
Components of Operations
For a more detailed discussion on the nature of transactions included in the separate line items of our Condensed Consolidated Statement of Operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2025 10-K.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Operating Statistics

	Three Months Ended March 31, 2026 (1)				Three Months Ended March 31, 2025 (1)
	Scheduled Service	Charter	Cargo	Total	Scheduled Service	Charter	Cargo	Total
Departures (2)	6,442	2,394	4,818	13,794	7,466	2,468	2,926	12,964
Block hours (2)	23,712	5,373	12,321	41,973	27,242	5,424	7,605	40,681
Aircraft miles (2)	9,428,273	1,874,377	4,611,164	16,057,284	10,863,145	1,886,746	2,868,687	15,719,114
Available seat miles (ASMs) (thousands) (2)	1,755,808	330,804		2,112,944	2,020,545	331,510		2,370,755
Total revenue per ASM (TRASM) (cents) (3)	13.19	17.35		13.67	11.63	16.55		12.23
Average passenger aircraft during the period (4)				46.1				44.0
Passenger aircraft at end of period (4)				47				45
Cargo aircraft at end of period				22				15
Leased Aircraft (5)				3				6
Average daily aircraft utilization (hours) (4)				7.2				8.4
Average stage length (miles)				1,279				1,283
Revenue passengers carried (6)	1,027,745				1,165,073
Revenue passenger miles (RPMs) (thousands) (6)	1,501,173				1,686,484
Load factor (6) (7)	85.5%				83.5%
Average base fare per passenger (6)	$142.59				$123.19
Ancillary revenue per passenger (6)	$79.26				$75.25
Total fare per passenger (6)	$221.85				$198.44
Charter revenue per block hour (6)		$10,653				$10,083
Fuel gallons consumed (thousands) (2)	18,628	3,756		22,636	21,289	3,699		25,171
Fuel cost per gallon, excluding indirect fuel credits				$3.24				$2.66
Employees at end of period				3,276				3,124
Cost per available seat mile (CASM) (cents) (8)				14.27				11.41
Adjusted CASM (cents) (9)				7.96				7.34
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
(3)Scheduled Service TRASM includes Scheduled Service revenue, Ancillary revenue, and ASM generating revenue classified within Other revenue on the Condensed Consolidated Statements of Operations.
(4)Scheduled Service and Charter utilize the same fleet of aircraft. Aircraft counts and utilization metrics are shown on a system basis only.
(5)Includes both our Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
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

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Results of Operations
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		% Change
	2026	2025
Operating Revenues:
Scheduled Service	$146,551	$143,522	2%
Charter	57,245	54,692	5%
Ancillary	81,463	87,674	(7)%
Passenger	285,259	285,888	—%
Cargo	46,089	28,157	64%
Other	7,018	12,604	(44)%
Total Operating Revenues	338,366	326,649	4%

Operating Expenses:
Aircraft Fuel	72,901	64,619	13%
Salaries, Wages, and Benefits	104,191	92,845	12%
Maintenance	20,423	18,862	8%
Sales and Marketing	10,092	10,395	(3)%
Depreciation and Amortization	25,157	24,804	1%
Ground Handling	10,461	11,407	(8)%
Landing Fees and Airport Rent	17,722	16,833	5%
Special Items	9,799	1,799	NM
Other Operating, net	30,743	28,839	7%
Total Operating Expenses	301,489	270,403	11%
Operating Income	36,877	56,246	(34)%

Non-operating Income (Expense):
Interest Income	2,235	1,995	12%
Interest Expense	(8,851)	(9,625)	(8)%
Other, net	2	(478)	NM
Total Non-operating Expense, net	(6,614)	(8,108)	(18)%

Income Before Income Tax	30,263	48,138	(37)%
Income Tax Expense	6,157	11,603	(47)%
Net Income	$24,106	$36,535	(34)%
"NM" stands for not meaningful
Total Operating Revenues increased $11,717, or 4%, to $338,366 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily the result of growth in

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Cargo revenue due to additional aircraft received and operated, as well as contractual rate increases under the A&R ATSA. These items are discussed in further detail below.
Passenger. Passenger revenue decreased $629 to $285,259 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The table below presents select operating data for lines of revenue within Passenger, expressed as year-over-year changes:

	Three Months Ended March 31,		% Change
	2026	2025
Scheduled Service and Ancillary Statistics:
Departures	6,442	7,466	(14)%
Block Hours	23,712	27,242	(13)%
Passengers	1,027,745	1,165,073	(12)%
Average base fare per passenger	$142.59	$123.19	16%
Ancillary revenue per passenger	$79.26	$75.25	5%
Total fare per passenger	$221.85	$198.44	12%
RPMs (thousands)	1,501,173	1,686,484	(11)%
ASMs (thousands)	1,755,808	2,020,545	(13)%
TRASM (cents)	13.19	11.63	13%
Passenger load factor	85.5%	83.5%	2.0	(1)

Charter Statistics:
Departures	2,394	2,468	(3)%
Block hours	5,373	5,424	(1)%
Charter revenue per block hour	$10,653	$10,083	6%
(1) Percentage point difference
Our year-over-year results were impacted by reduced capacity in the Passenger segment as we focused our operations on growth in the Cargo segment. This reduced capacity led to a 12% decrease in passengers, offset by a 12% increase in total fare per passenger. The decrease in passengers also impacted Ancillary revenue, which declined 7% year-over-year.
Passenger revenue benefited from the $2,553, or 5%, increase in Charter revenue during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was the result of a 6% increase in Charter revenue per block hour. The increase in Charter revenue per block hour was primarily driven by rate increases and higher fuel recovery revenue due to a 22% increase in the average fuel cost per gallon.
Cargo. Revenue from cargo services increased $17,932, or 64%, to $46,089 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to additional aircraft and contractual rate increases. During the three months ended March 31, 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon. This will increase the total aircraft that Sun Country operates on behalf of Amazon from 20 to 22. The two additional cargo aircraft were received as of March 31, 2026 and are expected to be in-service by the third quarter of 2026.
Other. Other revenue decreased $5,586, or 44%, to $7,018 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was largely driven by lower aircraft lease

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

revenue. For the three months ended March 31, 2026 and 2025, there were an average of 3 and 6 aircraft on lease to unaffiliated airlines, respectively. For more information, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
The primary components of Aircraft Fuel expense are shown in the following table:

	Three Months Ended March 31,		% Change
	2026	2025
Total Aircraft Fuel Expense	$72,901	$64,619	13%
Indirect Fuel (Expenses) Credits	411	2,251	(82)%
Aircraft Fuel Expense, Excluding Indirect Fuel (Expenses) Credits	$73,312	$66,870	10%
Fuel Gallons Consumed (thousands)	22,636	25,171	(10)%
Fuel Cost per Gallon, Excluding Indirect Fuel (Expenses) Credits	$3.24	$2.66	22%
Aircraft Fuel expense increased 13% year-over-year due to a 22% increase in the average fuel cost per gallon, partially offset by a 10% decrease in fuel consumption due to reduced passenger capacity as we focused our operations on growth in the Cargo segment, which benefits from pass-through fuel economics. The increase in the average fuel cost per gallon was driven by the impact of geopolitical events. We expect fuel costs to remain elevated until supply disruptions are resolved.
Salaries, Wages, and Benefits. Salaries, Wages, and Benefits expense increased $11,346, or 12%, to $104,191 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The year-over-year increase in Salaries, Wages, and Benefits was impacted by higher crew pay due to increased operational activity and contractual pay increases as a result of new collective bargaining agreements.
Maintenance. Maintenance expense increased $1,561, or 8%, to $20,423 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The year-over-year increase in Maintenance expense was primarily driven by an increased volume of line maintenance due to operational growth, as well as an overall increase in cost per maintenance event.
Sales and Marketing. Sales and Marketing expense decreased $303, or 3%, to $10,092 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The year-over-year decrease was primarily driven by lower booking and credit card transaction fees due to the decrease in passengers. This was partially offset by increased advertising activity.
Depreciation and Amortization. Depreciation and Amortization expense increased $353, or 1%, to $25,157 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily driven by depreciation on newly capitalized projects.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Ground Handling. Ground Handling expense decreased $946, or 8% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by the 11% decrease in Passenger segment departures as we focused our operations on the growth in the Cargo segment.
Landing Fees and Airport Rent. Landing Fees and Airport Rent increased $889, or 5%, to $17,722 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This year-over-year increase was driven by rate increases at airports due to market pressures, primarily at MSP, partially offset by an 11% decrease in Passenger segment departures.
Special Items. Special Items totaled $9,799 for the three months ended March 31, 2026, as compared to $1,799 for the three months ended March 31, 2025. Special Items for the three months ended March 31, 2026 consisted of professional services and other costs related to the proposed Merger with Allegiant. Special Items for the three months ended March 31, 2025 consisted of ratification bonuses for a new five-year collective bargaining agreement paid to eligible flight attendants, as well as the related payroll tax expense. For more information, see Note 10 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Operating, net. Other Operating, net increased $1,904, or 7%, to $30,743 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily the result of an increase in operations due to growth in the Cargo segment, partially offset by activity from our engine parts sales programs.
Non-operating Income (Expense)
Interest Income. Interest income increased $240, or 12%, to $2,235 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to more funds being allocated to interest-generating accounts.
Interest Expense. Interest expense decreased $774, or 8%, to $8,851 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was due to year-over-year decreases in debt balances, as well as a lower interest rate achieved through the 2025 Term Loan Facility, which refinanced higher interest rate debt. For more information on our Debt, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other, net. Other, net did not have a material impact to either period presented.
Income Tax. Our effective tax rate for the three months ended March 31, 2026 was 20.3% compared to 24.1% for the three months ended March 31, 2025. The effective tax rate in both periods was impacted by permanent stock compensation items. For more information on the effective tax rate, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Segments
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Passenger	Cargo	Total	Passenger	Cargo	Total
Operating Revenues	$292,277	$46,089	$338,366	$298,492	$28,157	$326,649

Operating Expenses:
Aircraft Fuel	72,574	327	72,901	64,619	—	64,619
Salaries, Wages, and Benefits	73,169	31,022	104,191	75,183	17,662	92,845
Maintenance	13,803	6,620	20,423	15,343	3,519	18,862
Sales and Marketing	10,092	—	10,092	10,395	—	10,395
Depreciation and Amortization	25,145	12	25,157	24,799	5	24,804
Ground Handling	10,461	—	10,461	11,407	—	11,407
Landing Fees and Airport Rent	17,515	207	17,722	16,684	149	16,833
Special Items	6,853	2,946	9,799	1,799	—	1,799
Other Operating, net	20,446	10,297	30,743	23,543	5,296	28,839
Total Operating Expenses	250,058	51,431	301,489	243,772	26,631	270,403
Operating (Loss) Income	$42,219	$(5,342)	$36,877	$54,720	$1,526	$56,246

Operating Margin %	14.4%	(11.6)%	10.9%	18.3%	5.4%	17.2%
Passenger. Passenger Operating Income decreased $12,501 to $42,219 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The Operating Margin Percentage for the three months ended March 31, 2026 decreased by 3.9 percentage points, as compared to the three months ended March 31, 2025. Passenger revenue decreased year-over-year due to reduced capacity as we focused our operations on growth in the Cargo segment. Passenger total operating expenses increased year-over-year due to a 22% increase in the average fuel cost per gallon and special Merger-related charges allocated to the Passenger segment, partially offset by decreases in operation-driven expenses due to reduced capacity. The decrease in revenue and increase in expenses resulted in decreases in Passenger Operating Income and Operating Margin Percentage year-over-year. For more information on the changes in the components of Operating Income for the Passenger segment, refer to the Results of Operations discussion above.
Cargo. Cargo Operating (Loss) Income changed by $6,868, to an Operating Loss of $5,342, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Operating Margin Percentage for the three months ended March 31, 2026 decreased by 17.0 percentage points, as compared to the three months ended March 31, 2025. The changes in both Operating (Loss) Income and Operating Margin Percentage were primarily driven by operational challenges as a result of significant growth in the segment and weather related impacts, increased maintenance for Cargo aircraft, and special Merger-related charges allocated to the Cargo segment. These expense increases were partially offset by contractual rate increases. For more information on the components of Operating (Loss) Income for the Cargo segment, refer to the Results of Operations discussion above.

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

	Three Months Ended March 31,
	2026	2025
Adjusted Operating Income Margin Reconciliation:
Operating Revenue	$338,366	$326,649
Operating Income	36,877	56,246
Special Items (1)	9,799	1,799
Stock Compensation Expense	1,630	1,695
Adjusted Operating Income	$48,306	$59,740

Operating Income Margin	10.9%	17.2%
Adjusted Operating Income Margin	14.3%	18.3%
_________________________

(1)	The adjustments include Special Items, as included in Note 10 of these Condensed Consolidated Financial Statements.

The following table presents the reconciliation of Net Income to Adjusted Net Income for the periods presented below.

	Three Months Ended March 31,
	2026	2025
Adjusted Net Income Reconciliation:
Net Income	$24,106	$36,535

Special Items (1)	9,799	1,799
Stock Compensation Expense	1,630	1,695
Loss on Credit Facility	—	186
Secondary Offering Costs	—	481
Income Tax Effect of Adjusting Items, net (2)	(2,629)	(957)
Adjusted Net Income	$32,906	$39,739
_________________________

(1)	The adjustments include Special Items, as included in Note 10 of these Condensed Consolidated Financial Statements.
(2)	The tax effect of adjusting items, net is calculated at our statutory rate for the applicable period.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents the reconciliation of Net Income to Adjusted EBITDA for the periods presented below.

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA Reconciliation:
Net Income	$24,106	$36,535
Special Items (1)	9,799	1,799
Stock Compensation Expense	1,630	1,695
Secondary Offering Costs	—	481
Interest Income	(2,235)	(1,995)
Interest Expense	8,851	9,625
Provision for Income Taxes	6,157	11,603
Depreciation and Amortization	25,157	24,804
Adjusted EBITDA	$73,465	$84,547
_________________________

(1)	The adjustments include Special Items, as included in Note 10 of these Condensed Consolidated Financial Statements.
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
We have excluded costs related to the Cargo operations, as well as depreciation and amortization recognized on certain assets that generate lease income as these operations do not create ASMs. The Cargo expenses in the reconciliation below are different from the total operating expenses for our Cargo segment in the “Segment Information” table presented above, due to several items that are included in the Cargo segment, but have been captured in other line items used in the Adjusted CASM calculation. We have entered into certain transactions where it serves as a lessor. As of March 31, 2026, three of our aircraft were leased or subleased. Adjusted CASM further excludes special items and other adjustments, as defined in the relevant reporting period, that are not representative of the ongoing costs necessary to our airline operations and may improve comparability between periods. We also exclude stock compensation expense when computing Adjusted CASM. Our

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

compensation strategy includes the use of stock-based compensation to attract and retain employees and executives and is principally aimed at aligning their interests with those of our stockholders and long-term employee retention, rather than to motivate or reward operational performance for any period. Thus, stock-based compensation expense varies for reasons that are generally unrelated to operational decisions and performance in any period.
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
The following tables present the reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2026		2025
	Operating Expenses	Per ASM (in cents)	Operating Expenses	Per ASM (in cents)
CASM	$301,489	14.27	$270,403	11.41
Less:
Special Items (1)	9,799	0.46	1,799	0.08
Aircraft Fuel	72,901	3.45	64,619	2.73
Stock Compensation Expense	1,630	0.08	1,695	0.07
Cargo Expenses, Not Already Adjusted Above	47,664	2.26	26,264	1.11
Sun Country Vacations	388	0.02	497	0.02
Leased Aircraft, Depreciation and Amortization Expense (2)	825	0.04	1,612	0.06
Adjusted CASM	$168,282	7.96	$173,917	7.34

ASM (thousands)	2,112,944		2,370,755
________________________

(1)	The adjustments include Special Items, as included in Note 10 of these Condensed Consolidated Financial Statements.
(2)	Includes both our Owned Aircraft Held for Operating Lease as well as subleased aircraft. These aircraft are leased to unaffiliated third parties.
Liquidity and Capital Resources
Our primary sources of liquidity as of March 31, 2026 included our existing cash and cash equivalents of $153,729 and short-term investments of $66,029, our expected cash generated from operations, and the $75,000 of available funds under the Revolving Credit Facility. We invest cash and cash equivalents in highly liquid securities with strong credit ratings. We classify our investments as current assets because of their highly liquid nature and availability to be converted into cash to fund current operations. Given the significant portion of our portfolio held in cash and cash equivalents and the high credit quality of our debt security investments, we do not anticipate fluctuations in the aggregate fair value of our investments to have a material impact on our liquidity or capital position.
In addition, we had restricted cash of $18,142 as of March 31, 2026, which generally consists of cash received as prepayment for chartered flights that is maintained in separate escrow accounts prior to the date of

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

transportation in accordance with DOT regulations. The restrictions are released once the charter transportation is provided.
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
For a more detailed discussion on our Liquidity and Capital Resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2025 10-K.
Aircraft – We do not maintain an aircraft order book; instead, we enter into aircraft transactions on an opportunistic basis based on market conditions, our prevailing level of liquidity and capital market availability. As a result, we are not locked into large future capital expenditures. We have historically financed aircraft through debt and finance leases. As of March 31, 2026, our fleet consisted of 72 Boeing 737-NG aircraft. This includes 47 aircraft in the passenger fleet, 22 cargo aircraft operated pursuant to the A&R ATSA, and three aircraft currently on lease to unaffiliated airlines.

During the three months ended March 31, 2026, we agreed to operate two additional cargo aircraft on behalf of Amazon under the A&R ATSA. This will increase the total aircraft that Sun Country operates on behalf of Amazon from 20 to 22. The two additional cargo aircraft were received as of March 31, 2026 and are expected to be in-service by the third quarter of 2026. For more information on our fleet, see Note 5 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Maintenance Deposits - In addition to funding the acquisition of aircraft, we are required by certain of our aircraft lessors to fund cash reserves in advance for scheduled maintenance to act as collateral for the benefit of the lessors. Qualifying payments that are expected to be recovered from lessors are recorded as Lessor Maintenance Deposits on our Condensed Consolidated Balance Sheets. As of March 31, 2026, we had $71,969 of total Lessor Maintenance Deposits. All maintenance deposits as of March 31, 2026 are estimated to be recoverable either through reimbursable maintenance events or through application towards the purchase of the aircraft.
Credit Facilities and Debt - As of March 31, 2026, we had $75,000 of financing available through the Revolving Credit Facility. We were in compliance with all covenants as of March 31, 2026. For more information on our credit facilities or debt, see Note 6 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
TRA Liability - During the three months ended March 31, 2025, we made a payment of $10,525 to the TRA holders, which includes certain members of our management and certain members of our Board of Directors. The payment to the TRA holders during the three months ended March 31, 2026 was not significant. Payments will be made in future periods as Pre-IPO Tax Attributes are utilized. Upon completion of a merger that constitutes a change of control, such as the Merger Agreement with Allegiant, the TRA will terminate and be settled with the TRA holders. For more information on the TRA liability, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Liquidity and Financial Condition Indicators
The table below presents the major indicators of financial condition and liquidity:

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$153,729	$144,684
Available-for-Sale Securities	59,531	83,131
Amount Available Under Revolving Credit Facility	75,000	75,000
Total Liquidity	$288,260	$302,815

	March 31, 2026	December 31, 2025
Total Debt, net	$306,855	$323,346
Finance Lease Obligations	245,838	251,087
Operating Lease Obligations	16,563	17,393
Total Debt, net, and Lease Obligations	569,256	591,826
Stockholders' Equity	659,426	625,156
Total Invested Capital	$1,228,682	$1,216,982

Debt-to-Capital	0.46	0.49

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Sources and Uses of Liquidity

	Three Months Ended March 31,		%
	2026	2025	Change
Total Operating Activities	$29,711	$16,431	81%

Investing Activities:
Purchases of Property & Equipment	(40,512)	(15,409)	163%
Proceeds from the Sale of Property & Equipment	9,618	6,004	60%
Purchases of Investments	—	(19,092)	(100)%
Proceeds from the Maturities of Investments	23,585	17,925	32%
Total Investing Activities	(7,309)	(10,572)	(31)%

Financing Activities:
Common Stock Repurchases	—	(10,000)	(100)%
Repayment of Finance Lease Obligations	(5,248)	(4,923)	7%
Repayment of Borrowings	(16,776)	(14,829)	13%
Other, net	5,452	(9,450)	(158)%
Total Financing Activities	(16,572)	(39,202)	(58)%
Net Increase (Decrease) in Cash	$5,830	$(33,343)	(117)%
"Cash" consists of Cash, Cash Equivalents and Restricted Cash
Operating Cash Flow Activities
Operating activities in the three months ended March 31, 2026 provided $29,711, as compared to $16,431 during the three months ended March 31, 2025. During the three months ended March 31, 2026, Net Income was $24,106, as compared to $36,535 during the three months ended March 31, 2025.
Our operating cash flow is primarily impacted by the following factors:
Seasonality of Advance Ticket Sales. We sell tickets for air travel in advance of the customer's travel date. When we receive a cash payment at the time of sale, we record the cash received on advance sales as deferred revenue in Air Traffic Liabilities. Air Traffic Liabilities typically increase during the fall and early winter months as advanced ticket sales grow prior to the late winter and spring peak travel season and decrease during the summer months. Most tickets can be purchased no more than 12 months in advance, therefore any revenue associated with tickets sold for future travel will be recognized within that timeframe. For the three months ended March 31, 2026, $134,824 of revenue recognized in Passenger revenue was included in the $167,024 of Air Traffic Liabilities as of December 31, 2025 in our Condensed Consolidated Balance Sheets.
Aircraft Fuel. Aircraft Fuel expense represented approximately 24% of our total operating expense for the three months ended March 31, 2026 and 2025. The market price for jet fuel is volatile, which can impact the comparability of our periodic cash flows from operations. Fuel cost per gallon increased by 22% year-over-year. Fuel consumption decreased by 10% during the three months ended March 31, 2026, compared to the prior year as a result of the operational shift in capacity from Scheduled Service to the Cargo segment. We expect volatility in Aircraft Fuel prices per gallon to continue for the foreseeable future due to the impact of market conditions and global geopolitical events.

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Investing Cash Flow Activities
Capital Expenditures. Our capital expenditures were $40,512 and $15,409 for the three months ended March 31, 2026 and 2025, respectively. Our capital expenditures during the three months ended March 31, 2026 included the acquisition of three engines, and other items not individually material. Our capital expenditures during the three months ended March 31, 2025 included the acquisition of one engine and other items not individually material.
Investments. Our net investment activity resulted in cash inflows of $23,585 during the three months ended March 31, 2026, as compared to cash outflows of $1,167 during the three months ended March 31, 2025. The year-over-year change is a result of a reduction in our average investment balance in order to support general corporate purposes and debt repayments.
Financing Cash Flow Activities
Finance Leases. Our repayments of finance lease obligations were $5,248 and $4,923 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, we had 13 aircraft finance leases.
Common Stock Repurchases. During the three months ended March 31, 2025, we repurchased 630,914 shares of our Common Stock at a weighted-average price of $15.85 per share. We did not repurchase any shares during the three months ended March 31, 2026. For more information on the stock repurchase program, see Note 11 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
TRA Payment. During the three months ended March 31, 2025, we made a payment of $10,525 to the TRA holders, which includes certain members of our management and certain members of our Board of Directors. The payment is included within Other, net in Financing Activities. The payment to the TRA holders during the three months ended March 31, 2026 was not significant. For more information on the payment of the TRA, see Note 9 of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Off Balance Sheet Arrangements
For a detailed discussion on the nature of our Off Balance Sheet Arrangements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2025 10-K. There have been no material changes to our Off Balance Sheet Arrangements as compared to the 2025 10-K.
Commitments and Contractual Obligations
See Note 12 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding commitments and contractual obligations.
Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2026, there were no recently adopted accounting standards that had a material impact to us.
Critical Accounting Policies and Estimates
Our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the

SUN COUNTRY AIRLINES HOLDINGS, INC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

reported amounts of assets, liabilities, revenue, expenses, and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. For more information on our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections within Part II, Item 7 in our 2025 10-K.
There have been no material changes to our critical accounting policies and estimates as compared to the 2025 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks in the ordinary course of our business. These risks include commodity price risk, specifically with respect to aircraft fuel, as well as interest rate risk. The adverse effects of changes in these markets could pose a potential loss. There have been no material changes in market risk from those disclosed within "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" included in Part II, Item 7A, of our 2025 10-K.
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

In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of the date of this Current Report on Form 10-Q, two lawsuits have been filed in state court by purported stockholders against the Company and members of the Board (collectively, the “Actions”) relating to the Merger: (i) Steven Weiss v. Sun Country Airlines Holdings, Inc. et al., No. 652273/2026 (N.Y.S.), filed on April 16, 2026 and (ii) Robert Williams v. Sun Country Airlines Holdings, Inc., et al., No. 652288/2026 (N.Y.S.), filed on April 17, 2026. The Actions generally allege state law claims for negligent misrepresentation and concealment with respect to the disclosures in the proxy statement filed by the Company in connection with the Merger.
Although the Company believes that the claims in the Actions are wholly without merit and that no further disclosure is required under applicable law to supplement the proxy statement filed by the Company in connection with the Merger, the Company filed a supplement to the proxy statement on April 28, 2026 addressing alleged disclosure claims in order to eliminate the burden, expense and uncertainties inherent in such litigation, without admitting any liability or wrongdoing.

ITEM 1A. RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2025 10-K the risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in our 2025 10-K. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, our directors and executive officers did not adopt, terminate, or modify any instructions or written plans for the sale or purchase of our securities that would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS
(a)Exhibits

2.1
Agreement and Plan of Merger, dated as of January 11, 2026, by and among Sun Country Airlines Holdings, Inc., Allegiant Travel Company, Mirage Merger Sub, Inc. and Sawdust Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Sun Country Airlines Holdings, Inc.'s Form 8-K filed with the Securities and Exchange Commission on January 12, 2026)

31.1*	Certification by Sun Country's President and Chief Executive Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026

31.2*	Certification by Sun Country’s Senior Vice President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026

32*
Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by Sun Country Airlines Holdings, Inc.’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer with respect to Sun Country's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026

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
May 1, 2026